Form 10-Q
period 2020-09-30
Decarbonization Plus Acquisition Corp
filed 2020-12-02
CIK 1716583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 001-39632

Decarbonization Plus Acquisition Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-2726724
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2744 Sand Hill Road Menlo Park, CA	94025
(Address of Principal Executive Offices)	(Zip Code)

(212) 993-0076

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one warrant	DCRBU	Nasdaq Capital Market
Class A common stock, par value $0.0001 per share	DCRB	Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	DCRBW	Nasdaq Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of December 2, 2020, 22,572,502 shares of Class A Common Stock, par value $0.0001 per share, and 5,750,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

i

PART I – INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements

DECARBONIZATION PLUS ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2020 (unaudited)	December 31, 2019 (audited)
ASSETS:
Current asset: cash	$315,251	$315,600
Prepaid expenses - franchise tax	860	-
Deferred offering costs	354,650	23,000
Total assets	$670,761	$338,600

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable - offering costs	$345,650	$14,000
Accounts payable - affiliate	3,089	-
Promissory note - related party	300,000	300,000
Total liabilities	648,739	314,000

COMMITMENTS AND CONTINGENCIES
Stockholder’s equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 200,000,000 shares authorized; none issued and outstanding	-	-
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 5,750,000 shares issued and outstanding (1) (2)	575	575
Additional paid-in capital	243,447	243,447
Accumulated deficit	(222,000)	(219,422)
Total stockholder’s equity	22,022	24,600
Total liabilities and stockholder’s equity	$670,761	$338,600

(1)	This number includes an aggregate of up to 106,875 shares of the Company’s Class B common stock subject to forfeiture if the over-allotment option for the Company’s initial public offering is not exercised in full by the underwriters. (See Note 4 and Note 6)

(2)	On September 18, 2020, the Company’s sponsor returned 2,875,000 shares of the Company’s Class B common stock to the Company at no cost. In October 2020, the Company’s sponsor returned an additional 2,875,000 shares of the Company’s Class B common stock to the Company at no cost. All shares and associated amounts have been retroactively restated to reflect the return of the shares (See Note 4)

The accompanying notes are an integral part of the condensed financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$-	$-	$-	$-

Operating expenses:
Franchise tax expense	859	945	2,578	2,836
Net loss	$(859)	$(945)	$(2,578)	$(2,836)

Weighted average number of shares outstanding:
Basic and diluted (excluding shares subject to redemption) (1) (2)	5,643,125	5,643,125	5,643,125	5,643,125
Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

(1)	This number excludes an aggregate of up to 106,875 shares of the Company’s Class B common stock subject to forfeiture if the over-allotment option for the Company’s initial public offering is not exercised in full by the underwriters. (See Note 4 and Note 6)

(2)	On September 18, 2020, the Company’s sponsor returned 2,875,000 shares of the Company’s Class B common stock to the Company at no cost. In October 2020, the Company’s sponsor returned an additional 2,875,000 shares of the Company’s Class B common stock to the Company at no cost. All shares and associated amounts have been retroactively restated to reflect the return of the shares (See Note 4)

The accompanying notes are an integral part of the condensed financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(UNAUDITED)

					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares (1) (2)	Amount	Capital	Deficit	Equity

Balances, January 1, 2020	-	$-	5,750,000	$575	$243,447	$(219,422)	$24,600
Net loss	-	-	-	-	-	(1,719)	(1,719)
Balances as of June 30, 2020	-	$-	5,750,000	$575	$243,447	$(221,141)	$22,881

Net loss	-	-	-	-	-	(859)	(859)
Balances as of September 30, 2020	-	$-	5,750,000	$575	$243,447	$(222,000)	$22,022

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(UNAUDITED)

					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares (1) (2)	Amount	Capital	Deficit	Equity

Balances, January 1, 2019	-	$-	5,750,000	$575	$24,425	$(2,462)	$22,538
Net loss	-	-	-	-	-	(1,891)	(1,891)
Balances as of June 30, 2019	-	$-	5,750,000	$575	$24,425	$(4,353)	$20,648

Net loss	-	-	-	-	-	(945)	(945)
Balances as of September 30, 2019	-	$-	5,750,000	$575	$24,425	$(5,298)	$19,702

(1)	This number includes an aggregate of up to 106,875 shares of the Company’s Class B common stock subject to forfeiture if the over-allotment option for the Company’s initial public offering is not exercised in full by the underwriters. (See Note 4 and Note 6)

(2)	On September 18, 2020, the Company’s sponsor returned 2,875,000 shares of the Company’s Class B common stock to the Company at no cost. In October 2020, the Company’s sponsor returned an additional 2,875,000 shares of the Company’s Class B common stock to the Company at no cost. All shares and associated amounts have been retroactively restated to reflect the return of the shares (See Note 4)

The accompanying notes are an integral part of the condensed financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities:
Net loss	$(2,578)	$(2,836)
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable/affiliate	3,089	(1,164)
Increase/(decrease) in prepaid expenses - franchise taxes	(860)	-
Net cash used in operating activities	(349)	(4,000)

Net decrease in cash	(349)	(4,000)
Cash at beginning of period	315,600	319,600
Cash at end of period	$315,251	$315,600

Supplemental disclosure of non-cash financing activities:
Accrued offering costs	$331,650	$205,735

The accompanying notes are an integral part of the condensed financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Note 1 — Description of Organization and Business Operations

Organization and General

Silver Run Acquisition Corporation III was incorporated in Delaware on September 7, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). On August 18, 2020, the Company changed its name from Silver Run Acquisition Corporation III to Decarbonization Plus Acquisition Corporation (the “Company”).

At September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The registration statement for the Initial Public Offering was declared effective on October 19, 2020. On October 22, 2020, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of 6,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Decarbonization Plus Acquisition Sponsor, LLC (the “Sponsor”), the Company’s independent directors and an affiliate of the Company’s chief executive officer, generating gross proceeds of $6,000,000, which is described in Note 4.

Transaction costs amounted to $11,654,536, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $654,536 of other offering costs. In addition, at October 22, 2020, cash of $2,577,151 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On November 9, 2020, the underwriters partially exercised the over-allotment option and, on November 12, 2020, the underwriters purchased an additional 2,572,502 units (the “Over-allotment Units”), generating gross proceeds of $25,725,020. In connection with the sale of the Over-allotment Units, the Company incurred an additional $514,500 of underwriting fees and $900,376 of deferred underwriting fees. The over-allotment option will expire on December 3, 2020.

Following the closing of the Initial Public Offering on October 22, 2020, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States. The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units (the “Public Shares”) being sold in the Initial Public Offering that have been properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of its obligation to redeem 100% of Public Shares if it does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of Public Shares or pre-Initial Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholder’s rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s independent directors and an affiliate of the Company’s chief executive officer have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Initial Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock, except that the Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed interim financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on October 21, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on October 28, 2020 and November 18, 2020. The interim results for the periods from January 1, 2020 through September 30, 2020 and January 1, 2019 through September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future periods. The Company incurred $2,578 and $2,836 of expenses for the period from January 1, 2020 through September 30, 2020 and January 1, 2019 through September 30, 2019, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, excluding shares of common stock subject to forfeiture, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. Weighted average shares were reduced for the effect of an aggregate of 106,875 of Class B shares of common stock that were subject to forfeiture if the over-allotment option for the Initial Public Offering was not exercised in full or in part by the underwriters (see Note 3). At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short term nature.

Use of Estimates

The preparation of unaudited condensed interim financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed interim financial statements and the reported amounts of expenses during the reporting periods. Accordingly, the actual results could differ from those estimates.

Cash

Cash includes amounts held at banks with an original maturity of less than three months. As of September 30, 2020 and December 31, 2019, the Company held $315,251 and $315,600, respectively, in cash.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $11,654,536 were charged to stockholders’ equity upon the completion of the Initial Public Offering. In connection with the sale of the Over-allotment Units, the Company incurred an additional $514,500 of underwriting fees and $900,376 of deferred underwriting fees. As of September 30, 2020 and December 31, 2019, the Company had $354,650 and $23,000, respectively, of deferred offering costs on the accompanying balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed interim financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits, deferred tax assets or valuations against them as of September 30, 2020 and December 31, 2019, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020 and December 31, 2019, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company had no tax liability as of September 30, 2020 and December 31, 2019, respectively. Deferred tax assets were immaterial as of September 30, 2020 and December 31, 2019 and the provision for income taxes was immaterial for the nine months ended September 30, 2020 and 2019, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed interim financial statements.

Note 3 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On November 9, 2020, the underwriters partially exercised the over-allotment option and, on November 12, 2020, the underwriters purchased the Over-allotment Units, generating gross proceeds of $25,725,020. In connection with the sale of the Over-allotment Units, the Company incurred an additional $514,500 of underwriting fees and $900,376 of deferred underwriting fees. The over-allotment option will expire on December 3, 2020.

Note 4 — Related Party Transactions

Founder Shares

On September 12, 2017, the Sponsor purchased 11,500,000 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.002 per share. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Public Shares except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. On September 18, 2020, the Sponsor agreed to return 2,875,000 Founder Shares to the Company at no cost. In October 2020, the Sponsor agreed to return an additional 2,875,000 Founder Shares to the Company at no cost. The Sponsor and an affiliate of the Company’s chief executive officer agreed to forfeit up to an aggregate of 750,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option, 643,125 Founder Shares are no longer subject to forfeiture, resulting in 106,875 Founder Shares remaining subject to forfeiture. The over-allotment option will expire on December 3, 2020.

The Sponsor and the Company’s officers and directors and an affiliate of the Company’s chief executive officer have waived their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of an Initial Business Combination. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the Sponsor and the Company’s officers and directors and an affiliate of the Company’s chief executive officer have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them.

The Company’s initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Company’s independent directors and an affiliate of the Company’s chief executive officer purchased 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,000,000. The Sponsor and an affiliate of the Company’s chief executive officer agreed to purchase up to an additional 600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or an aggregate additional $600,000, to the extent the underwriter’s over-allotment option is exercised in full. Simultaneously with the closing of the sale of the Over-allotment Units, the Sponsor and the affiliate of the Company’s chief executive officer purchased an additional 514,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of approximately $514,500.

Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to partially fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

The Sponsor and the Company’s officers, directors and an affiliate of the Company’s chief executive officer have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Registration Rights

Pursuant to a Registration Rights Agreements entered into on October 19, 2020, the holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock). These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Loans

On September 12, 2017, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2020 (as amended) or the completion of the Initial Public Offering (the “Maturity Date”). On September 13, 2017, the Company drew down $300,000 on this Note. On October 21, 2020, the Company paid back the Sponsor for the full amount of the outstanding Note.

In addition to the Note, the Sponsor paid certain costs related to formation and offering for the Company. Costs in the amount of $219,022 were forgiven by the Sponsor in December 2019 and have been recorded within additional paid-in capital. As of October 22, 2020, the Company owed the Sponsor $135,941 for additional offering costs, which were subsequently paid back in November 2020.

Advance from Related Party

As of October 22, 2020, the Sponsor and affiliate of the Company’s chief executive officer advanced $600,000 to the Company to cover the purchase of additional Private Placement Warrants if the over-allotment is exercised in full. As of October 22, 2020, advances amounting to $600,000 were outstanding. Simultaneously with the closing of the sale of the Over-allotment Units, the Company utilized the advance from the Sponsor and the affiliate of the Company’s chief executive officer to issue an additional 514,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant.

Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants of the post business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2020 and December 31, 2019, the Company had no borrowings under the Working Capital Loans.

Note 5 — Commitments and Contingencies

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less applicable underwriting discounts and commissions. On November 9, 2020, the underwriters partially exercised the over-allotment option and, on November 12, 2020, the underwriters purchased the Over-allotment Units, generating gross proceeds of $25,725,020. In connection with the sale of the Over-allotment Units, the Company incurred an additional $514,500 of underwriting fees and $900,376 of deferred underwriting fees. The over-allotment option will expire on December 3, 2020.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,000,000 in the aggregate (or $8,050,000 in the aggregate if the underwriters’ over-allotment option to purchase additional Units is exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

The Sponsor continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed interim financial statements. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Stockholder’s Equity

Common Stock

On October 19, 2020, the Company amended and restated its certificate of incorporation to, among other things, increase the number of authorized shares of Class A Common Stock from 200,000,000 to 250,000,000. The authorized common stock of the Company includes up to 250,000,000 shares of Class A common stock with a par value of $0.0001 per share and 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2020, there were no shares of Class A common stock issued or outstanding. At September 30, 2020 and December 31, 2019, there were 5,750,000 shares of Class B common stock issued and outstanding, which reflects that on September 18, 2020, October 7, 2020 and October 8, 2020, the Sponsor agreed to return 2,875,000, 1,437,500 and 1,437,500 Founder Shares, respectively, to the Company at no cost.

The Sponsor and an affiliate of the Company’s chief executive officer agreed to forfeit up to an aggregate of 750,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option, 643,125 Founder Shares are no longer subject to forfeiture, resulting in 106,875 Founder Shares remaining subject to forfeiture. The over-allotment option will expire on December 3, 2020.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Warrants

Each whole warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described in the prospectus for the Initial Public Offering. Only whole warrants are exercisable. The warrants will become exercisable on the later of 30 days after the completion of an Initial Business Combination or 12 months from the closing of the Initial Public Offering, and will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation, as described in the prospectus for the Initial Public Offering. No fractional warrants will be issued upon separation of the units and only whole warrants will trade.

The exercise price of each warrant is $11.50 per share, subject to adjustment as described in the prospectus for the Initial Public Offering. In addition, if the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of an Initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “newly issued price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price.

The warrants will become exercisable on the later of:

●	30 days after the completion of the Initial Business Combination or,

●	12 months from the closing of the Initial Public Offering;

provided in each case that we have an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement).

The Company has not registered the shares of Class A common stock issuable upon exercise of the warrants. However, the Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of an Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the Company’s option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants will expire at 5:00 p.m., New York City time, five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described in the prospectus for the Initial Public Offering with respect to the Private Placement Warrants):

●	In whole and not in part;

●	At a price of $0.01 per warrant;

●	Upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and

●	if, and only if, the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrantholders.

The Company will not redeem the warrants for cash unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Except as described in the prospectus for the Initial Public Offering, none of the Private Placement Warrants will be redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described in the prospectus for the Initial Public Offering with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.10 per warrant, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined by reference to the table set forth in the warrant agreement based on the redemption date and the “fair market value” of the Company’s Class A common stock (as defined below) except as otherwise described in the warrant agreement;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, the last sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrantholders; and

●	if the last sale price of the Company’s Class A common stock on the trading day prior to the date on which the Company sends the notice of redemption to the warrantholders is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding warrants, as described above.

The “fair market value” of the Company’s Class A common stock shall mean the average reported last sale price of the Company’s Class A common stock for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants.

No fractional shares of Class A common stock will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number the number of shares of Class A common stock to be issued to the holder.

Note 7 — Subsequent Events

Management has evaluated the impact of subsequent events through the date the unaudited condensed interim financial statements were available to be issued. All subsequent events required to be disclosed are included in the unaudited condensed interim financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Decarbonization Plus Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report on Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our sponsor (our “Sponsor”) is Decarbonization Plus Acquisition Sponsor, LLC, a Delaware limited liability company and an affiliate of Riverstone Investment Group LLC, a Delaware limited liability company that manages a family of private equity funds in the energy and power industry (“Riverstone”). Although we may pursue an acquisition opportunity in any business or industry, we intend to capitalize on the Riverstone platform to identify, acquire and operate a business in industries that may provide opportunities for attractive risk-adjusted returns in one of the multiple sectors that may advance the objectives of global decarbonization. This includes the energy and agriculture, industrials, transportation and commercial and residential sectors.

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on October 19, 2020. On October 22, 2020, we consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring transaction costs of approximately $11.7 million, consisting of $4.0 million of underwriting fees, $7.0 million of deferred underwriting fees and approximately $700,000 of other offering costs. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On November 9, 2020, the underwriters partially exercised the over-allotment option and, on November 12, 2020, the underwriters purchased an additional 2,572,502 units (the “Over-allotment Units”), generating gross proceeds of $25,725,020. In connection with the sale of the Over-allotment Units, we incurred an additional $514,500 of underwriting fees and $900,376 of deferred underwriting fees. The over-allotment option will expire on December 3, 2020.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale (the “Private Placement”) of 6,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, our independent directors and an affiliate of our chief executive officer, generating gross proceeds of $6.0 million. Simultaneously with the closing of the sale of the Over-allotment Units, our Sponsor and an affiliate of our chief executive officer purchased an additional 514,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of approximately $514,500.

Approximately $225.7 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering (including the Over-allotment Units) and certain of the proceeds of the private placements of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or October 22, 2022 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our only activities from inception through October 22, 2020 related to our formation and the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

For the three months ended September 30, 2020 and 2019, respectively, we had no reportable activity.

For the nine months ended September 30, 2020, we had a net loss of $2,578, which consisted of franchise tax expense.

For the nine months ended September 30, 2019, we had a net loss of $2,836, which consisted of franchise tax expense.

Liquidity and Capital Resources

Our liquidity needs up to October 22, 2020 were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of shares of our Class B common stock to our Sponsor and a loan from our Sponsor for an aggregate amount of $300,000 to cover organizational expenses and expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). On September 13, 2017, we drew down $300,000 on the Note. We repaid this Note in full to our Sponsor on October 21, 2020. Subsequent to the consummation of our Initial Public Offering, our liquidity needs have been satisfied through the net proceeds of approximately $2.0 million from the Private Placement held outside of the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of September 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Contractual Obligations

Registration Rights

The holders of our outstanding shares of Class B common stock (the “Founder Shares”), Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.0 million in the aggregate, paid upon closing of the Initial Public Offering. An additional fee of approximately $514,500 in the aggregate was due in connection with the closing of the sale of the Over-allotment Units.

In addition, $0.35 per unit, or approximately $7.97 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies; Impact of COVID-19

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Our Sponsor continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and, under the JOBS Act, we are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on October 21, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

In September 2017, the Sponsor purchased an aggregate of 11,500,000 Founder Shares for $25,000, or approximately $0.002 per share. In September and October 2020, the Sponsor returned to us at no cost an aggregate of 5,750,000 Founder Shares, which we cancelled. The Founder Shares will automatically convert into shares of our Class A common stock at the time of the initial Business Combination, or at any time prior thereto at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights. In October 2020, the Sponsor transferred an aggregate of 1,042,198 Founder Shares to our independent directors and an affiliate of our chief executive officer at their original purchase price. In November 2020, the Sponsor transferred an additional 22,130 Founder Shares to one of our independent directors. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, our independent directors and an affiliate of our chief executive officer generating gross proceeds of $6.0 million. In addition, simultaneously with the closing of the sale of the Over-allotment Units, we consummated the sale of an additional 514,500 Private Placement Warrants in a private placement to our Sponsor and an affiliate of our chief executive officer, generating gross proceeds of approximately $514,500. Each Private Placement Warrant entitles the holder thereof to purchase one share of our Class A common stock at an exercise price of $11.50 per share. The sales of the Private Placement Warrants were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On October 22, 2020, we consummated the Initial Public Offering of 20,000,000 Units. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $200.0 million. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On November 9, 2020, the underwriters partially exercised the over-allotment option and, on November 12, 2020, the underwriters purchased the Over-allotment Units, generating gross proceeds of $25,725,020. The over-allotment option will expire on December 3, 2020.

On October 22, 2020, simultaneously with the closing of the Initial Public Offering, we completed the private sale of 6,000,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant to our Sponsor, our independent directors and an affiliate of our chief executive officer, generating gross proceeds of $6.0 million. Simultaneously with the closing of the sale of the Over-allotment Units, we completed the private sale of an additional 514,500 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant to our Sponsor, generating gross proceeds of approximately $514,500.

Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC served as underwriters for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-248958) (the “Registration Statement”). The SEC declared the Registration Statement effective on October 19, 2020.

From September 7, 2017 (inception) through September 30, 2020, we incurred approximately $354,650 for costs and expenses related to the Initial Public Offering. In connection with the closing of the Initial Public Offering, we paid a total of approximately $4.51 million in underwriting discounts and commissions. In addition, the underwriters agreed to defer approximately $7.90 million in underwriting discounts and commissions, which amount will be payable upon consummation of the initial Business Combination. Prior to the closing of the Initial Public Offering, the Sponsor loaned us $300,000 under the Note. We repaid this Note to our Sponsor on October 21, 2020. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus filed with the SEC on October 21, 2020.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $7.90 million, which amount will be payable upon consummation of the initial Business Combination) and offering expenses, the total net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants were approximately $226.3 million, of which approximately $225.7 million (or $10.00 per share sold in the Initial Public Offering) was placed in the Trust Account.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits designated by an asterisk (*) are filed herewith and those designated with asterisks (**) are furnished herewith.

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECARBONIZATION PLUS ACQUISITION CORPORATION
(Registrant)

Date: December 2, 2020	By:	/s/ Erik Anderson
Erik Anderson
Chief Executive Officer
(Principal Executive Officer)

Date: December 2, 2020	By:	/s/ Peter Haskopoulos
Peter Haskopoulos
Chief Financial Officer, Chief Accounting Officer and Secretary
(Principal Financial and Accounting Officer)