Form 10-K
period 2020-12-31
Decarbonization Plus Acquisition Corp
filed 2021-03-01
CIK 1716583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 001-39632

Decarbonization Plus Acquisition Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-2726724
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2744 Sand Hill Road Menlo Park, California	94025
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 993-0076

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one warrant	DCRBU	Nasdaq Capital Market
Class A common stock, par value $0.0001 per share	DCRB	Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	DCRBW	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

The registrant’s units, each consisting of one share of Class A common stock and one-half of one warrant, began trading on the Nasdaq Capital Market on October 20, 2020. Prior to that date, the Registrant’s units were not traded on any national securities exchange or in the over-the-counter market. Commencing December 14, 2020, holders of the units were permitted to elect to separately trade the shares of Class A common stock and public warrants included in the units. On December 31, 2020, the last business day of the registrant’s most recently completed fourth fiscal quarter, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $239.3 million based on the closing sales price of the registrant’s Class A common stock on such date as reported on the Nasdaq Capital Market. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant of which the registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 1, 2021, 22,572,502 shares of Class A common stock, par value $0.0001 per share, and 5,643,125 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to Decarbonization Plus Acquisition Corporation, a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to Decarbonization Plus Acquisition Sponsor, LLC, a Delaware limited liability company. References to “Riverstone” are to Riverstone Investment Group LLC, a Delaware limited liability company, and its affiliates. References to “Riverstone Funds” are to a family of private equity funds in the energy and power industry that are managed by Riverstone. References to “equity-linked securities” are to any securities of the Company or any of our subsidiaries which are convertible into, or exchangeable or exercisable for, equity securities of the Company or such subsidiary, including any securities issued by the Company or any of our subsidiaries which are pledged to secure any obligation of any holder to purchase equity securities of the Company or any of our subsidiaries. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “Public Offering” refer to our initial public offering, which closed on October 22, 2020 (the “Closing Date”). References to “public shares” are to shares of our Class A common stock sold as part of the units in our Public Offering. References to “public stockholders” are to the holders of our public shares.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination, particularly in light of disruption that may result from limitations imposed by the COVID-19 outbreak;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

Item 1. Business.

Introduction

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

In September 2017, our Sponsor purchased an aggregate of 11,500,000 shares of our Class B common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000, or approximately $0.002 per share. In September and October 2020, our Sponsor returned to us at no cost an aggregate of 5,750,000 Founder Shares, which we cancelled. Our Sponsor and WRG DCRB Investors, LLC, an affiliate of our chief executive officer (“WRG”), agreed to forfeit up to an aggregate of 750,000 Founder Shares to the extent that the over-allotment option for the Public Offering was not exercised in full by the underwriters. In October 2020, our Sponsor transferred an aggregate of 1,042,198 Founder Shares to our independent directors and WRG at their original purchase price. In November 2020, our Sponsor transferred an additional 22,130 Founder Shares to one of our independent directors. In December 2020, our Sponsor and WRG forfeited an aggregate of 106,875 Founder Shares in connection with the underwriters’ partial exercise of their over-allotment option resulting in our Sponsor, our independent directors and WRG holding an aggregate of 5,643,125 Founder Shares. The holders of our Founder Shares (including our Sponsor, our independent directors and WRG) are referred to herein as our “initial stockholders.”

On the Closing Date, we consummated our Public Offering of 20,000,000 units. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $200,000,000. Each unit (“Unit”) consists of one share of our Class A common stock, par value $0.0001 per share, and one-half of one warrant (“Warrant”). Each whole Warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment. Simultaneously with the consummation of the Public Offering, we completed the private sale of 6,000,000 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per warrant to our Sponsor, our independent directors and WRG, generating gross proceeds to us of approximately $6,000,000. Each Private Placement Warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment.

In connection with the Public Offering, the underwriters of the Public Offering were granted an option to purchase up to an additional 3,000,000 units (the “Over-allotment Units”). On November 9, 2020, the underwriters partially exercised their over-allotment option and, on November 12, 2020, the underwriters purchased 2,572,502 Over-allotment Units at an offering price of $10.00 per unit, generating gross proceeds of approximately $25.7 million. Simultaneously with the closing of the sale of these Over-allotment Units, we completed a private sale with our Sponsor and WRG for an additional 514,500 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of approximately $514,500.

We received gross proceeds from the Public Offering (including the Over-allotment Units) and the sale of the Private Placement Warrants of approximately $225.7 million and $6.5 million, respectively, for an aggregate of approximately $232.2 million. Approximately $225.7 million of the gross proceeds were deposited into a U.S. based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee (“Trustee”). The approximately $225.7 million of net proceeds held in the Trust Account includes approximately $7.9 million of deferred underwriting discounts and commissions that will be released to the underwriters of the Public Offering upon completion of our initial business combination. Of the gross proceeds from the Public Offering and the sale of the Private Placement Warrants that were not deposited in the Trust Account, approximately $4.5 million was used to pay underwriting discounts and commissions in the Public Offering, $300,000 was used to repay loans and advances from our Sponsor and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

The shares of our Class B common stock will automatically convert into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in our Public Offering and related to the closing of the initial business combination, the ratio at which the shares of our Class B common stock will convert into shares of our Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of our Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of our Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination). Holders of our Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

On December 11, 2020, we announced that commencing on December 14, 2020 holders of the Units sold in our Public Offering may elect to separately trade the shares of Class A common stock and Warrants included in the Units. The shares of Class A common stock and Warrants that are separated trade on the Nasdaq Capital Market (“NASDAQ”) under the symbols “DCRB” and “DCRBW,” respectively. Those units not separated continue to trade on NASDAQ under the symbol “DCRBU.”

Our Company

Our Sponsor is an affiliate of Riverstone, a Delaware limited liability that manages a family of private equity funds in the energy and power industry. Although we may pursue an acquisition opportunity in any business or industry, we intend to capitalize on the Riverstone platform to identify, acquire and operate a business in industries that may provide opportunities for attractive risk-adjusted returns in one of the multiple sectors that may advance the objectives of global decarbonization. This includes the energy and agriculture, industrials, transportation and commercial and residential sectors. We believe these areas of focus represent a favorable and highly fragmented market opportunity to consummate a business combination.

We intend to identify and acquire a business that could benefit from a hands-on owner with extensive transactional, financial, managerial and investment experience that presents potential for an attractive risk-adjusted return profile under our stewardship. Even fundamentally sound companies can often underperform their potential due to underinvestment, a temporary period of dislocation in the markets in which they operate, over-levered capital structures, excessive cost structures, incomplete management teams and/or inappropriate business strategies. Riverstone, an affiliate of our Sponsor, has extensive experience in identifying and executing acquisitions across the renewable, infrastructure, upstream and industrial services sectors, and has a two decade history of managing a portfolio of industrial assets that it believes must be at the core of a solutions roadmap to address climate change through decarbonizations.

We believe that we are well positioned to identify attractive risk-adjusted returns in the marketplace and that our contacts and transaction sources, ranging from industry executives, private owners, private equity funds and investment bankers, in addition to the industry reach of the Riverstone platform, will enable us to pursue a broad range of opportunities.

We continue to seek to capitalize on the expertise and industry relationships of Riverstone, our chief executive officer and board of directors to source and complete a business combination. Since 2000, Riverstone has raised over $40 billion across capital structure in all major components of the renewable and conventional energy, power and infrastructure markets, with exposure to over 195 portfolio companies in 15 countries. The firm maintains offices in New York, London, Houston, Menlo Park, Mexico City and Amsterdam. Together, our board of directors and management team has a demonstrable track record of identifying high-quality assets, businesses and management teams with significant resources, capital and optimization potential.

Erik Anderson and Jim McDermott serve as our chief executive officer and lead independent director, respectively. Messrs. Anderson and McDermott have significant backgrounds and experience as entrepreneurs and in the decarbonization investment space. Mr. Anderson is the founder and currently serves as chief executive officer of WRG, a Seattle-based venture, debt and equity company with $2 billion of assets under management focused on advancing investments in the innovation economy, with a focus on energy, life sciences and technology. Mr. Anderson also serves as the executive chairman of Topgolf Entertainment Group which, under his leadership, has become one of the fastest-growing sports and entertainment brands in the world. Mr. McDermott has over two decades of investment and entrepreneurship experience almost exclusively dedicated to the decarbonization and clean tech space. He is the founder of Stamps.com, and has co-founded and invested in over 35 other companies over 25 years including NanoH20, Molear, Carbon Engineering and US Renewables Group. He presently serves as the chief executive officer of Rusheen Capital Management, a Santa Monica-based private equity firm dedicated to investments in growth-stage companies in carbon capture and utilization, low-carbon energy and water sustainability sectors. He also serves as the chief executive officer of 1PointFive, which develops, builds, owns and operates Direct Air Capture and Sequestration (DAC+S) plants in the United States, which holds the U.S. exclusive license from Carbon Engineering for the buildout of DAC+S plants across the country, utilizing Carbon Engineering’s proprietary and patented technology. Mr. McDermott founded and is currently a board member of Fulcrum BioEnergy, whose purpose is to advance the decarbonization of transportation through the conversion of municipal solid waste to low-carbon transportation fuels.

Riverstone is one of the most experienced private equity investors globally within renewable energy, with over 15 years of dedicated investment experience to renewables. Since inception, Riverstone has committed over $5.2 billion of capital to 14 renewable power platform investments across subsectors including power generation, transmission & distribution, services and supply chain. Riverstone has owned or developed nearly 14 gigawatts of generation capacity and has developed over 110 projects in 15 countries. Further, Riverstone has raised significant funds for decarbonization and renewables platforms following the emergence of the coronavirus and its impact on the global economy and financial markets. In 2020, Riverstone raised $1 billion of equity for the recapitalization of Enviva Holdings, the world’s largest producer of sustainable wood pellets, and completed a $6.1 billion take-private of Pattern Energy Group, one of the world’s largest companies dedicated to carbon-free electricity through the development of utility scale wind and solar power facilities.

With respect to the foregoing examples, past performance of Riverstone or our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of Riverstone’s or our management’s performance as indicative of our future performance.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, build a company whose principal effort is developing and advancing a platform that decarbonizes the most carbon-intensive sectors, including the energy and agriculture, industrials, transportation and commercial and residential sectors. To date, decarbonization investment dollars have taken place mostly on the grid, with investments in electricity conversions or substitutions from coal, oil and natural gas to renewables, principally wind and solar, while decarbonization initiatives around transportation have accelerated but are still in their infancy. Riverstone believes that the addressable universe to achieve substantial reductions in the global carbon footprint must extend beyond electricity and transportation. The electric grid accounts for less than 25% of primary energy consumption, while in the transportation market, the global adoption of electric vehicles has been slow to accelerate (in 2019, the electric vehicle share of global light vehicle purchases was 2.5% versus 1.2% in 2017). Meanwhile, the legacy global industrial, urban and agriculture complex remains largely under-resourced in terms of investments dollars expressly seeking measurable improvements in carbon intensity, and the application of digitization to industrial processes or supply chains provides enormous improvement potential in the carbon emissions profile of the global economy. Our acquisition strategy will leverage Riverstone’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the renewable and energy industries could effect a positive transformation or augmentation of existing businesses or properties. Our goal is to build a focused business with multiple competitive advantages that have the potential to improve the target business’s overall value proposition. We plan to utilize the network and industry experience of our management team and Riverstone in seeking an initial business combination and employing our acquisition strategy. Over the course of their careers, the members of our management team and their affiliates have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. In addition to industry and lending community relationships, we plan to leverage relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. Members of our management team are communicating with their networks of relationships to articulate the parameters for our search for a target business and a potential business combination and begin the process of pursuing and reviewing potentially interesting leads.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target that does not meet these criteria and guidelines. We intend to acquire target businesses that we believe:

●	are fundamentally sound but that we believe can improve results by leveraging the transactional, financial, managerial and investment experience of our management team and Riverstone;

●	can utilize the extensive networks and insights that our management team and Riverstone have built in the renewable infrastructure and energy industry;

●	are at an inflection point, such as requiring additional management expertise, are able to innovate through new operational techniques, or where we believe we can drive improved financial performance;

●	exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review; and

●	will offer an attractive risk-adjusted return for our stockholders.

Potential upside from growth in the target business and an improved capital structure will be weighed against any identified downside risks.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or an independent accounting firm with respect to the satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

We may pursue an acquisition opportunity jointly with our Sponsor, or one or more of its affiliates, which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing stockholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B common stock, issuances or deemed issuances of Class A common stock or equity-linked securities would result in an adjustment to the ratio at which shares of Class B common stock shall convert into shares of Class A common stock such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon completion of our Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination), unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Our Sponsor and its affiliates have no obligation to make any such investment, and may compete with us for potential business combinations.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons, including an Affiliated Joint Acquisition as described above. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our transactional, financial, managerial and investment experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to the Company from a financial point of view.

Riverstone, members of our management team and our independent directors own (directly or indirectly) Founder Shares and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

In addition, Riverstone or its affiliates, including our officers and directors who are affiliated with Riverstone, may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination, and members of our management team may participate in such blank check companies. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies provides us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions. See “Part III, Item 10. Directors, Executive Officers and Corporate Governance” for a more complete description of our management team’s experience.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Effecting our Initial Business Combination

We intend to effectuate our initial business combination using cash from the proceeds of our Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a specified future issuance), and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial business combination.

Sources of Target Businesses

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to the Company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

Selection of a Target Business and Structuring of our Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The Company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NASDAQ’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or Warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Warrants could be to reduce the number of Warrants outstanding or to vote such Warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock or Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of shares of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against the initial business combination. Our Sponsor, officers, directors, advisors or any of their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) of and Rule 10b-5 under the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) of or Rule 10b-5 under the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The per-share amount that we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting discounts and commissions we will pay to the underwriters of the Public Offering. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares held by them and any public shares held by them in connection with the completion of our business combination.

Limitations on Redemptions

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval, while direct mergers with the Company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulations the solicitation of proxies.

Upon public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 under the Exchange Act to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other legal reasons, we will:

●	Conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	File proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and have agreed to vote their Founder Shares and any public shares purchased during or after the Public Offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ Founder Shares, we would need 37.5% of the then outstanding public shares to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13(d)(3) of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our Public Offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in our Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in our Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated certificate of incorporation will not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have 24 months from the closing of the Public Offering to complete our initial business combination. If we are unable to complete our business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination within the 24-month time period.

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial business combination within 24 months from the closing of the Public Offering. However, if our Sponsor, officers or directors acquire public shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) that would modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated our initial business combination within 24 months from the closing of our Public Offering or (ii) with respect to any other provision relating to the rights of holders of our Class A common stock or pre-initial combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay franchise and income taxes on interest income earned on the Trust Account balance, we may request the Trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

The proceeds deposited in the Trust Account could become subject to the claims of our creditors, which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the Delaware General Corporation Law (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors (except for our independent registered public accounting firm), service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to seek access to the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our Sponsor’s only assets are securities of the Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy those obligations.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our Public Offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 24 months from the closing of our Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination within 24 months from the closing of our Public Offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and the Company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we are unable to complete our business combination within 24 months from the closing of our Public Offering, subject to applicable law, (ii) in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A common stock or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above.

Limited Payments to Insiders

There will be no finder’s fees, reimbursements or cash payments made by the Company to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our Public Offering and the sale of the Private Placement Warrants held in the Trust Account prior to the completion of our initial business combination:

●	repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

●	reimbursement for office space, utilities, secretarial support and administrative services provided to us by our Sponsor, in an amount equal to $10,000 per month;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	repayment of loans made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 2744 Sand Hill Road, Menlo Park, CA 94025, and our telephone number is (212) 993-0076. Our executive offices are provided to us by an affiliate of our Sponsor. Commencing on the date of the Public Offering, we have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Proposed Business Combination

Business Combination Agreement

On February 8, 2021, we entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement”) with DCRB Merger Sub Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and Hyzon Motors, Inc., a Delaware corporation (“Hyzon”), pursuant to which Merger Sub will be merged with and into Hyzon (the “Merger,” together with the other transactions related thereto, the “Proposed Transactions”), with Hyzon surviving the Merger as our wholly owned subsidiary. The parties expect the Proposed Transactions to be completed in the second quarter of 2021, subject to, among other things, the approval of the Proposed Transactions by our stockholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions.

Lock-Up Agreement

In connection with the execution of the Business Combination Agreement, on February 8, 2021, certain stockholders of Hyzon, whose ownership interests collectively represent approximately 90% of the outstanding common stock, par value $0.001 per share, of Hyzon (“Hyzon Common Stock”) on a fully diluted basis, entered into a Lock-Up Agreement (the “Lock-Up Agreement”) with us and Hyzon pursuant to which they agreed, subject to certain customary exceptions, not to effect any direct or indirect sale, assignment, encumbrance, pledge, hypothecation, disposition, loan or other transfer, or entry into any agreement with respect to any sale, assignment, encumbrance, pledge, hypothecation, disposition, loan or other transfer, with respect to any shares of our Class A common stock held by them immediately after the effective time of the Merger, including any shares of our Class A common stock issuable upon the exercise of any warrants or other rights to purchase shares of our Class A common stock held by them immediately following the closing of the Merger (the “Closing”), for six months after the Closing.

Founder Warrant Agreement

In connection with the execution of the Business Combination Agreement, on February 8, 2021, our Sponsor and certain other holders of our warrants (together with our Sponsor, the “Founder Warrant Holders”) entered into a Founder Warrant Agreement (the “Founder Warrant Agreement”) with us pursuant to which each of the Founder Warrant Holders agreed that, following the Closing, such Founder Warrant Holder will not transfer 75% of its Private Placement Warrants until the earlier of (a) one year after the Closing and (b) subsequent to the Closing, (x) the date on which the last sale price of our Class A common stock quoted on NASDAQ (or the exchange on which the shares of our Class A common stock are then listed) equals or exceeds $11.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of our Class A common stock for cash, securities or other property.

Upon and subject to the Closing, 12.5% of each Founder Warrant Holder’s Private Placement Warrants (the “$12.00 Warrants”) will become subject to potential forfeiture, and each Founder Warrant Holder agrees not to exercise such $12.00 Warrants unless and until the occurrence of a date on which the last reported sales price of one share of our Class A common stock quoted on NASDAQ (or the exchange on which the shares of our Class A common stock are then listed) is greater to or equal to $12.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period within the five year period commencing on the one year anniversary of the Closing.

Upon and subject to the Closing, 12.5% of each Founder Warrant Holder’s Private Placement Warrants (the “$14.00 Warrants”) will become subject to potential forfeiture, and each Founder Warrant Holder agrees not to exercise such $14.00 Warrants unless and until the occurrence of a date on which the last reported sales price of one share of our Class A common stock quoted on NASDAQ (or the exchange on which the shares of our Class A common stock are then listed) is greater to or equal to $14.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period within the five year period commencing on the one year anniversary of the Closing.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, on February 8, 2021, the Company and Hyzon entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (collectively, the “Subscribers”), pursuant to which the Subscribers agreed to purchase, and we agreed to sell to the Subscribers, an aggregate of 40,500,000 shares of our Class A common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $400,000,000, in a private placement (the “PIPE”).

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements is contingent upon, among other customary closing conditions, the concurrent consummation of the Proposed Transactions. The purpose of the PIPE is to raise additional capital for use by the combined company following the Closing.

Pursuant to the Subscription Agreements, we agreed that, within 15 calendar days after the consummation of the Proposed Transactions, we will file with the SEC (at our sole cost and expense) a registration statement registering the resale of the PIPE Shares (the “PIPE Resale Registration Statement”), and we will use our reasonable best efforts to have the PIPE Resale Registration Statement declared effective as soon as practicable after the filing thereof.

Ardour Subscription Agreement

In connection with the execution of the Business Combination Agreement, on February 8, 2021, the Company, Ardour Capital Investments LLC (“Ardour Capital”), ACP Mgmt Corp. and Hyzon entered into a subscription agreement (the “Ardour Subscription Agreement”), pursuant to which ACP Mgmt Corp. agreed, in full satisfaction of Ardour Capital’s right to receive a warrant to purchase shares of Hyzon Common Stock for its services as a financial advisor to Hyzon, to purchase, and we agreed to sell to ACP Mgmt Corp., warrants exercisable for one share of our Class A common stock at an exercise price of $2.20, subject to the terms of a Warrant Agreement, to be entered into by and between the Company and Continental Stock Transfer & Trust Company in connection with Closing (the “Ardour Warrant Agreement”). Such warrants will be governed by and exercisable subject to the terms and conditions of the Ardour Warrant Agreement.

The foregoing descriptions of the Business Combination Agreement, the Lock-Up Agreement, the Founder Warrant Agreement, the Subscription Agreements and the Ardour Subscription Agreement are qualified in their entirety by reference to the full text of the Business Combination Agreement, the Lock-Up Agreement, the Founder Warrant Agreement, the form of the Subscription Agreement and the Ardour Subscription Agreement, copies of which are included as exhibits to our Current Report on Form 8-K filed with the SEC on February 9, 2021, and incorporated herein by reference.

Human Capital Resources

We currently have two officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process we are in.

Periodic Reporting and Financial Information

We have registered our Units, Class A common stock and Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials (as applicable) sent to stockholders. These financial statements may be required to be prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), or reconciled to, GAAP, or International Financial Reporting Standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that any applicable requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

Website

Our website address is www.dcrbplus.com. Information contained on our website is not part of this Annual Report on Form 10-K.

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to these reports, filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risk Factor Summary

Risks Relating to a Special Purpose Acquisition Company and our Securities

●	We are a recently formed company with no operating history and no revenues (other than interest earned on the funds held in the Trust Account), and you have no basis on which to evaluate our ability to achieve our business objective.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

●	The requirement that we complete our initial business combination within 24 months after the closing of our Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline.

●	We may not be able to complete our initial business combination within 24 months after the closing of our Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholder may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or Warrants, potentially at a loss

Risks Relating to our Securities

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination.

●	If the net proceeds of our Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least 24 months after the Closing Date, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

●	Our search for a business combination, and any target businesses with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (“COVID-19”) pandemic and the status of the debt and equity markets.

●	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

●	We have not registered the shares of Class A common stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise Warrants, thus precluding such investor from being able to exercise its Warrants except on a cashless basis and potentially causing such Warrants to expire worthless.

●	The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

●	Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Risks Relating to Riverstone, our Sponsor and Our Management Team

●	Past performance by Riverstone, including our management team, may not be indicative of future performance of an investment in us.

●	We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

●	Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

●	Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

●	Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

●	Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us.

●	Our warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.

I. Risks Relating to a Special Purpose Acquisition Company and our Securities

We are a recently formed company with no operating history and no revenues (other than interest earned on the funds held in the Trust Account), and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete. Please refer to “Part I, Item 1. Business — Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed to vote their Founder Shares, as well as any public shares purchased during or after the Public Offering, in favor of our initial business combination. As a result, in addition to our initial stockholders’ Founder Shares, we would need 37.5% of the then outstanding public shares to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our initial stockholders own 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their Founder Shares in accordance with the majority of votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder approval. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting discounts and commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting discounts and commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting discounts and commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within 24 months after the closing of our Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within 24 months after the closing of our Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholder may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of our Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or Warrants from public stockholders or public warrantholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or Warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our Sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NASDAQ rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or Warrants in such transactions.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Warrants could be to reduce the number of Warrants outstanding or to vote such Warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements. See “Part I, Item 1. Business — Permitted Purchases of our Securities” for a description of how our Sponsor, directors, officers, advisors or any of their affiliates will select which stockholders to purchase securities from in any private transaction.

In addition, if such purchases are made, the public “float” of our Class A common stock or Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or Warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated our initial business combination within 24 months from the closing of our Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A common stock or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of our Public Offering, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 24 months from the closing of our Public Offering for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in the Trust Account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of our Public Offering before they receive funds from the Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Warrants, potentially at a loss.

II. Risks Relating to our Securities

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity ($2,500,000) and a minimum number of holders of our securities (300 public holders).

Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A common stock and Warrants are listed on NASDAQ, our Units, Class A common stock and Warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. As a “controlled company” within the meaning of NASDAQ’s rules, we may qualify for and rely on exceptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.

Prior to our initial business combination, only holders of our founders shares will have the right to vote on the election of directors. As a “controlled company” within the meaning of NASDAQ’s rules, we may qualify for and rely on exceptions from certain corporate governance requirements. Under NASDAQ corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under NASDAQ rules;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

●	we have independent director oversight of our director nominations.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of NASDAQ, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of NASDAQ’s corporate governance requirements.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Because we have net tangible assets in excess of $5,000,000 and timely filed a Current Report on Form 8-K after the Closing Date, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419 under the Securities Act (“Rule 419”). Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13(d)(3) of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the public shares without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. As a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and the Warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, in conjunction with a stockholder vote or via a tender offer, target businesses will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and the Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

If the net proceeds of our Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least 24 months after the Closing Date, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least 24 months after the Closing Date, assuming that our initial business combination is not completed during that time. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of the Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement governing the Trust Account, the Trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated our initial business combination within 24 months from the closing of our Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A common stock or pre-initial business combination activity; or (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our Warrants will expire worthless.

Our search for a business combination, and any target businesses with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (“COVID-19”) pandemic and the status of the debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The outbreak of the COVID-19 pandemic continues to grow in both the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and service providers, limit our ability to thoroughly conduct due diligence, or restrict our ability to negotiate and consummate a transaction in a timely manner. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. The extent to which the COVID-19 pandemic impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the COVID-19 pandemic or treat its impact, among others. If the disruptions posed by the COVID-19 pandemic or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our Public Offering in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NASDAQ. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of Class A common stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise Warrants, thus precluding such investor from being able to exercise its Warrants except on a cashless basis and potentially causing such Warrants to expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file a registration statement under the Securities Act covering such shares. We will use our best efforts to cause the same to become effective, but in no event later than 60 business days after the closing of our initial business combination, and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act, we will be required to permit holders to exercise their Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under the Securities Act or applicable state securities laws, and there is no exemption available. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the shares of Class A common stock included in the Units. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into in connection with our Public Offering, our initial stockholders and their permitted transferees can demand that we register the resale of their Founder Shares, after those shares convert to Class A common stock at the time of our initial business combination. In addition, holders of our Private Placement Warrants and their permitted transferees can demand that we register the resale of the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such Warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, holders of our Private Placement Warrants, holders of warrants that may be issued upon conversion of working capital loans or their respective permitted transferees are registered for resale.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus our search for a target business in industries that may provide opportunities for attractive risk-adjusted returns in one of the multiple sectors that may advance the objectives of global decarbonization, we may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. There is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

III. Risks Relating to Riverstone, our Sponsor and Our Management Team

Past performance by Riverstone, including our management team, may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, Riverstone and its affiliates and our management team is presented for informational purposes only. Past performance by Riverstone, including our management team, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of Riverstone’s or our management team’s performance as indicative of our future performance or of an investment in us or the returns we will, or are likely to, generate going forward.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for the Company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues, cash flows or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues, cash flows or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to the Company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to the Company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm. However, our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interests of our investors;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our Units, Class A common stock and/or Warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and, as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the Company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors are employed by Riverstone, which is an investment manager to various private investment funds, which make investments in securities or other interests of or relating to companies in industries we may target for our initial business combination. Our independent directors also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Certain of our officers and directors and our Sponsor are, and all of them may in the future become, affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours or that is focused on a particular industry. Moreover, certain of our officers and directors have time and attention requirements for private investment funds of which affiliates of Riverstone are the investment managers.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Riverstone and/or one or more investors in the Riverstone Funds. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, Riverstone and its affiliates also are focused on investments in the energy industry. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement or potential involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our directors. Despite our obligation to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm regarding the fairness to the Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Moreover, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity affiliated with Riverstone and/or one or more investors in the Riverstone Funds. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such parties.

Since our Sponsor, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On September 12, 2017, our Sponsor acquired an aggregate of 11,500,000 Founder Shares in exchange for a capital contribution of $25,000, or approximately $0.002 per share. In September and October 2020, our Sponsor returned to us at no cost an aggregate of 5,750,000 Founder Shares, which we cancelled. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares after the Public Offering. In October and November 2020, our Sponsor transferred an aggregate of 1,064,329 Founder Shares to our independent directors and WRG at their original purchase price. In December 2020, our Sponsor and WRG returned to us at no cost an aggregate of 106,875 Founder Shares, which we cancelled, resulting in our initial stockholders holding 5,643,125 Founder Shares. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor, independent directors and WRG purchased an aggregate of 6,514,500 Private Placement Warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for a purchase price of approximately $6,514,500, or $1.00 per whole warrant, that will also be worthless if we do not complete a business combination. Holders of Founder Shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any Founder Shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

We may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation or other governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination but that our stockholders or warrantholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreement. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or other governing instruments or change our industry focus in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from the Trust Account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment of directors, which require the approval of a majority of at least 90% of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to deposit proceeds of our Public Offering and the Private Placement of Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) that would modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Public Offering or (ii) with respect to any other provision relating to the rights of holders of our Class A common stock or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless.

If the net proceeds of our Public Offering and the sale of the Private Placement Warrants prove to be insufficient to complete our initial business combination, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes on the liquidation of our Trust Account and our Warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing 20.0% of our issued and outstanding shares of common stock. In addition, the Founder Shares, all of which are held by our initial stockholders, will entitle the holders to elect all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination. Accordingly, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

We may amend the terms of the Warrants in a manner that may be adverse to holders of Warrants with the approval by the holders of at least 50% of the then-outstanding Warrants (or, if applicable, 65% of the then-outstanding Warrants and 65% of the then-outstanding Private Placement Warrants, voting as separate classes). As a result, the exercise price of your Warrants could be increased, the Warrant could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a Warrant could be decreased, all without your approval.

The Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Warrants to make any change that adversely affects the interests of the registered holders of the Warrants. If an amendment adversely affects the Private Placement Warrants in a different manner than the Warrants or vice versa, then approval of holders of at least 65% of the then-outstanding Warrants and 65% of the then-outstanding Private Placement Warrants, voting as separate classes, will be required. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Warrants (or, if applicable, 65% of the then-outstanding Warrants and 65% of the then-outstanding Private Placement Warrants, voting as separate classes) approve of such amendment. Although our ability to amend the terms of the Warrants with the consent of at least 50% of the then-outstanding Warrants (or, if applicable, 65% of the then-outstanding Warrants and 65% of the then-outstanding Private Placement Warrants, voting as separate classes) is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the Private Placement Warrants will be redeemable by us for cash so long as they are held by our Sponsor or its permitted transferees.

In addition, we may redeem your Warrants after they become exercisable for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your Warrants remained outstanding.

Our ability to require holders of our Warrants to exercise such Warrants on a cashless basis after we call the Warrants for redemption or if there is no effective registration statement covering the Class A common stock issuable upon exercise of these Warrants will cause holders to receive fewer shares of Class A common stock upon their exercise of the Warrants than they would have received had they been able to pay the exercise price of their Warrants in cash.

If our shares of Class A common stock are at the time of any exercise of a Warrant not listed on a national securities exchange such that our shares of Class A common stock satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Warrants who exercise their Warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. “Cashless exercise” means the warrantholder pays the exercise price by giving up some of the shares for which the Warrant is being exercised, with those shares valued at the then-current market price. Accordingly, each holder would pay the exercise price by surrendering the exercised Warrants in exchange for the issuance of that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the exercised Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the Warrants.

In addition, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants is not effective within a specified period following the consummation of our initial business combination, warrantholders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis. For purposes of calculating the number of shares issuable upon such cashless exercise, the “fair market value” shall mean the volume weighted average price of the Class A common stock for the 10 trading day period ending on the trading day prior to the date on which notice of exercise is received by the warrant agent.

If we choose to require holders to exercise their Warrants on a cashless basis, which we may do at our sole discretion, or if holders elect to do so when there is no effective registration statement, the number of shares of Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in the Company because the warrantholder will hold a smaller number of shares of Class A common stock upon a cashless exercise of the warrants they hold.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.

We issued Warrants to purchase 11,286,251 shares of Class A common stock as part of the Units. We also issued 6,514,500 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. Our initial stockholders currently own an aggregate of 5,643,125 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In addition, if our Sponsor makes any working capital loans, it may convert those loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.00 per warrant at the option of the lender. To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Because each Unit contains one-half of one Warrant and only a whole Warrant may be exercised, the Units may be worth less than units of other blank check companies.

Each Unit contains one-half of one Warrant. Pursuant to the warrant agreement, no fractional Warrants will be issued upon separation of the Units, and only whole Warrants will trade. This is different from other blank check companies similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of a business combination since the Warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per share of common stock, then the exercise price of the warrants will be adjusted to equal 115% of the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our Public Offering, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

We are also a “smaller reporting company” as defined in Regulation S-K under the Securities Act and may take advantage of certain of the scaled disclosures available to smaller reporting companies. We may be a smaller reporting company even after we are no longer an emerging growth company.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing our initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome for us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in executing cross-border transactions, managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrantholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrantholders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to stockholders or warrantholders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrantholder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, stockholders and warrantholders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

IV. General Risk Factors

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions (other than actions arising under the Securities Act or the Exchange Act) may be brought only in the Court of Chancery in the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, any other court located in the State of Delaware with subject matter jurisdiction) and, if brought outside of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us and our directors, officers or other employees and may have the effect of discouraging lawsuits against our directors and officers.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 2744 Sand Hill Road, Menlo Park, CA 94025. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our Sponsor for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units began trading on NASDAQ under the ticker symbol “DCRBU” on October 20, 2020. Commencing on December 14, 2020, holders of the Units could elect to separately trade the shares of Class A common stock and Warrants included in the Units. The shares of Class A common stock and Warrants that are separated trade on NASDAQ under the symbols “DCRB” and “DCRBW,” respectively. Those Units not separated continue to trade on NASDAQ under the symbol “DCRBU.”

Holders

At February 24, 2021, there was one holder of record of our Units, one holder of record of our Class A common stock, seven holders of record of our Class B common stock, one holder of record of our Warrants and eight holders of record of our Private Placement Warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On September 12, 2017, the Sponsor purchased an aggregate of 11,500,000 Founder Shares for $25,000, or approximately $0.002 per share. In September and October 2020, our Sponsor returned to us at no cost an aggregate of 5,750,000 Founder Shares, which we cancelled. The Founder Shares will automatically convert into shares of our Class A common stock at the time of the initial business combination, or at any time prior thereto at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights. In October 2020, our Sponsor transferred an aggregate of 1,042,198 Founder Shares to our independent directors and WRG at their original purchase price. In November 2020, the Sponsor transferred an additional 22,130 Founder Shares to one of our independent directors. In December 2020, our Sponsor and WRG forfeited an aggregate of 106,875 Founder Shares in connection with the underwriters’ partial exercise of their over-allotment option resulting in our initial stockholders holding an aggregate of 5,643,125 Founder Shares. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the closing of our Public Offering, we consummated the sale of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, our independent directors and WRG, generating gross proceeds of $6.0 million. In addition, simultaneously with the closing of the sale of the Over-allotment Units, we consummated the sale of an additional 514,500 Private Placement Warrants in a private placement to our Sponsor and WRG, generating gross proceeds of approximately $514,500. Each Private Placement Warrant entitles the holder thereof to purchase one share of our Class A common stock at an exercise price of $11.50 per share. The sales of the Private Placement Warrants were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On October 22, 2020, we consummated the Public Offering of 20,000,000 Units. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $200.0 million. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On November 9, 2020, the underwriters partially exercised the over-allotment option and, on November 12, 2020, the underwriters purchased 2,572,502 of the Over-allotment Units, generating gross proceeds of $25,725,020. The over-allotment option subsequently expired.

On October 22, 2020, simultaneously with the closing of the Public Offering, we completed the private sale of 6,000,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant to our Sponsor, our independent directors and WRG, generating gross proceeds of $6.0 million. Simultaneously with the closing of the sale of the Over-allotment Units, we completed the private sale of an additional 514,500 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant to our Sponsor, generating gross proceeds of approximately $514,500.

Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC served as underwriters for the Public Offering. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-248958) (the “Registration Statement”). The SEC declared the Registration Statement effective on October 19, 2020.

From September 7, 2017 (inception) through December 31, 2020, we incurred approximately $555,093 for costs and expenses related to the Public Offering. In connection with the closing of the Public Offering, we paid a total of approximately $4.51 million in underwriting discounts and commissions. In addition, the underwriters agreed to defer approximately $7.90 million in underwriting discounts and commissions, which amount will be payable upon consummation of the initial business combination. Prior to the closing of the Public Offering, the Sponsor loaned us $300,000 under a promissory note (the “Note”). We repaid this Note to our Sponsor on October 21, 2020. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus filed with the SEC on October 21, 2020.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $7.90 million, which amount will be payable upon consummation of our initial business combination) and offering expenses, the total net proceeds from the Public Offering and the sale of the Private Placement Warrants were approximately $226.3 million, of which approximately $225.7 million (or $10.00 per share sold in the Public Offering) was placed in the Trust Account.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined in Item 10(f) of Regulation S-K. As a result, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our Sponsor is Decarbonization Plus Acquisition Sponsor, LLC, a Delaware limited liability company and an affiliate of Riverstone. Although we may pursue an acquisition opportunity in any business or industry, we intend to capitalize on the Riverstone platform to identify, acquire and operate a business in industries that may provide opportunities for attractive risk-adjusted returns in one of the multiple sectors that may advance the objectives of global decarbonization. This includes the energy and agriculture, industrials, transportation and commercial and residential sectors.

The Registration Statement for our Public Offering was declared effective on October 19, 2020. On October 22, 2020, we consummated the Public Offering of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring transaction costs of approximately $11.7 million, consisting of $4.0 million of underwriting fees, $7.0 million of deferred underwriting fees and approximately $700,000 of other offering costs. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Public Offering to purchase up to 3,000,000 additional units to cover over-allotments, if any, at $10.00 per unit, less underwriting discounts and commissions. On November 9, 2020, the underwriters partially exercised the over-allotment option and, on November 12, 2020, the underwriters purchased an additional 2,572,502 of the Over-allotment Units, generating gross proceeds of $25,725,020. In connection with the sale of the Over-allotment Units, we incurred an additional $514,500 of underwriting fees and $900,376 of deferred underwriting fees. The remaining over-allotment option subsequently expired.

Simultaneously with the closing of the Public Offering, we consummated the sale (the “Private Placement”) of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, our independent directors and WRG, generating gross proceeds of $6.0 million. Simultaneously with the closing of the sale of the Over-allotment Units, our Sponsor and WRG purchased an additional 514,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of approximately $514,500.

Approximately $225.7 million ($10.00 per Unit) of the net proceeds of the Public Offering (including the Over-allotment Units) and certain of the proceeds of the Private Placement was placed in a trust account located in the United States with the Trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation.

If we are unable to complete an initial business combination within 24 months from the closing of the Public Offering, or October 22, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Proposed Business Combination

Business Combination Agreement

On February 8, 2021, we entered into the Business Combination Agreement with Merger Sub and Hyzon, pursuant to which Merger Sub will be merged with and into Hyzon, with Hyzon surviving the Merger as our wholly owned subsidiary. The parties expect the Proposed Transactions to be completed in the second quarter of 2021, subject to, among other things, the approval of the Proposed Transactions by our stockholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions.

Lock-Up Agreement

In connection with the execution of the Business Combination Agreement, on February 8, 2021, certain stockholders of Hyzon, whose ownership interests collectively represent approximately 90% of the outstanding Hyzon Common Stock on a fully diluted basis, entered into the Lock-Up Agreement with us and Hyzon pursuant to which they agreed, subject to certain customary exceptions, not to effect any direct or indirect sale, assignment, encumbrance, pledge, hypothecation, disposition, loan or other transfer, or entry into any agreement with respect to any sale, assignment, encumbrance, pledge, hypothecation, disposition, loan or other transfer, with respect to any shares of our Class A common stock held by them immediately after the effective time of the Merger, including any shares of our Class A common stock issuable upon the exercise of any warrants or other rights to purchase shares of our Class A common stock held by them immediately following the Closing, for six months after the Closing.

Founder Warrant Agreement

In connection with the execution of the Business Combination Agreement, on February 8, 2021, our Sponsor and the Founder Warrant Holders entered into the Founder Warrant Agreement with us pursuant to which each of the Founder Warrant Holders agreed that, following the Closing, such Founder Warrant Holder will not transfer 75% of its Private Placement Warrants until the earlier of (a) one year after the Closing and (b) subsequent to the Closing, (x) the date on which the last sale price of our Class A common stock quoted on NASDAQ (or the exchange on which the shares of our Class A common stock are then listed) equals or exceeds $11.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of our Class A common stock for cash, securities or other property.

Upon and subject to the Closing, 12.5% of each Founder Warrant Holder’s Private Placement Warrants will become subject to potential forfeiture, and each Founder Warrant Holder agrees not to exercise such $12.00 Warrants unless and until the occurrence of a date on which the last reported sales price of one share of our Class A common stock quoted on NASDAQ (or the exchange on which the shares of our Class A common stock are then listed) is greater to or equal to $12.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period within the five year period commencing on the one year anniversary of the Closing.

Upon and subject to the Closing, 12.5% of each Founder Warrant Holder’s Private Placement Warrants will become subject to potential forfeiture, and each Founder Warrant Holder agrees not to exercise such $14.00 Warrants unless and until the occurrence of a date on which the last reported sales price of one share of our Class A common stock quoted on NASDAQ (or the exchange on which the shares of our Class A common stock are then listed) is greater to or equal to $14.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period within the five year period commencing on the one year anniversary of the Closing.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, on February 8, 2021, the Company and Hyzon entered into the Subscription Agreements with the Subscribers, pursuant to which the Subscribers agreed to purchase, and we agreed to sell to the Subscribers, an aggregate of 40,500,000 PIPE Shares for a purchase price of $10.00 per share and an aggregate purchase price of $400,000,000, in the PIPE.

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements is contingent upon, among other customary closing conditions, the concurrent consummation of the Proposed Transactions. The purpose of the PIPE is to raise additional capital for use by the combined company following the Closing.

Pursuant to the Subscription Agreements, we agreed that, within 15 calendar days after the consummation of the Proposed Transactions, we will file with the SEC (at our sole cost and expense) the PIPE Resale Registration Statement, and we will use our reasonable best efforts to have the PIPE Resale Registration Statement declared effective as soon as practicable after the filing thereof.

Ardour Subscription Agreement

In connection with the execution of the Business Combination Agreement, on February 8, 2021, the Company, Ardour Capital, ACP Mgmt Corp. and Hyzon entered into the Ardour Subscription Agreement, pursuant to which ACP Mgmt Corp. agreed, in full satisfaction of Ardour Capital’s right to receive a warrant to purchase shares of Hyzon Common Stock for its services as a financial advisor to Hyzon, to purchase, and we agreed to sell to ACP Mgmt Corp., warrants exercisable for one share of our Class A common stock at an exercise price of $2.20, subject to the terms of a Warrant Agreement, to be entered into by and between the Company and Continental Stock Transfer & Trust Company in connection with Closing. Such warrants will be governed by and exercisable subject to the terms and conditions of the Ardour Warrant Agreement.

The foregoing descriptions of the Business Combination Agreement, the Lock-Up Agreement, the Founder Warrant Agreement, the Subscription Agreements and the Ardour Subscription Agreement are qualified in their entirety by reference to the full text of the Business Combination Agreement, the Lock-Up Agreement, the Founder Warrant Agreement, the form of the Subscription Agreement and the Ardour Subscription Agreement, copies of which are included as exhibits to our Current Report on Form 8-K filed with the SEC on February 9, 2021, and incorporated herein by reference.

Results of Operations

Our only activities from Inception through December 31, 2020 related to our formation and the Public Offering, as well as due diligence costs incurred. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

For the year ended December 31, 2019, we had a net loss of approximately $0.2 million, which consisted of approximately $0.2 million in expensed offering costs.

For the year ended December 31, 2020, we had a net loss of approximately $5.5 million, which consisted of approximately $5.5 million in general and administrative expenses, including due diligence costs incurred in the pursuit of our acquisition plans.

Liquidity and Capital Resources

Our liquidity needs up to the Public Offering were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of Founder Shares to our Sponsor and a loan from our Sponsor for an aggregate amount of $300,000 to cover organizational expenses and expenses related to the Public Offering pursuant to the Note. On September 13, 2017, we drew down $300,000 on the Note. We repaid the Note in full to our Sponsor on October 21, 2020. Subsequent to the consummation of the Public Offering, our liquidity needs have been satisfied through the net proceeds of approximately $2.0 million from the Private Placement held outside of the Trust Account.

In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of December 31, 2020, there were no amounts outstanding under any working capital loans.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the Founder Shares will be entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.0 million in the aggregate, paid upon closing of the Public Offering. An additional fee of approximately $514,500 in the aggregate was due in connection with the closing of the sale of the Over-allotment Units.

In addition, $0.35 per unit, or approximately $7.90 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

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

Our Sponsor continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of the balance date.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Item 10(f) of Regulation S-K. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Decarbonization Plus Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Decarbonization Plus Acquisition Corporation (the “Company”), as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2017.

New York, New York

March 1, 2021

DECARBONIZATION PLUS ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS:
Current assets:
Cash	$-	$315,600
Total Current Assets	-	315,600
Investment held in Trust Account	225,727,721	-
Deferred offering costs	-	23,000
Prepaid insurance	1,062,000	-
Total assets	$226,789,721	$338,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable - offering costs (affiliate)	$-	$14,000
Accrued offering costs	175,000	-
Accounts payable - affiliate	1,324,257	-
Accrued expenses	3,572,935	-
Sponsor Note Payable	-	300,000
Total Current Liabilities	5,072,192	314,000
Deferred underwriting fee payable	7,900,376	-
Total liabilities	12,972,568	314,000

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, 20,881,715 and 0 shares, respectively, at $10.00 per share	208,817,150	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 250,000,000 shares authorized; 1,690,787 and 0 shares, respectively, issued and outstanding (excluding 20,881,715 and no shares subject to possible redemption) at December 31, 2020 and 2019, respectively	169	-
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 5,643,125 and 5,750,000 shares, respectively, issued and outstanding at December 31, 2020 and 2019, respectively	564	575
Additional paid-in capital	10,695,690	243,447
Retained earnings (accumulated deficit)	(5,696,420)	(219,422)
Total stockholders’ equity	5,000,003	24,600
Total liabilities and stockholders’ equity	$226,789,721	$338,600

The accompanying notes are an integral part of these financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

Operating expenses:
General and administrative expenses	$5,479,699	$1,780
Expensed offering costs	-	215,180
Loss from operations	(5,479,699)	(216,960)

Other Income
Interest earned on marketable securities held in Trust Account	$2,701	$-

Net loss	$(5,476,998)	$(216,960)

Weighted average shares outstanding of Class A redeemable common stock, basic and diluted	21,826,849	-

Basic and diluted net income per common share, Class A redeemable common stock	$0.00	$-

Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	5,123,002	5,000,000

Basic and diluted net loss per common share, Class B non-redeemable common stock	$(1.06)	$(0.04)

The accompanying notes are an integral part of these financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2019 TO DECEMBER 31, 2020

						Retained
					Additional	Earnings
	Class A Common Stock		Class B Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances, January 1, 2019	-	$-	5,750,000	$575	$24,425	$(2,462)	$22,538
Net loss	-	-	-	-	-	(216,960)	(216,960)
Expense forgiveness from sponsor	-	-	-	-	219,022	-	219,022
Balances as of December 31, 2019	-	$-	5,750,000	$575	$243,447	$(219,422)	$24,600

Balances, January 1, 2020	-	$-	5,750,000	$575	$243,447	$(219,422)	$24,600
Sale of Class A Common Stock to Public, net of underwriting discounts and offering costs	22,572,502	2,257	-	-	212,752,794	-	212,755,051
Sale of Private Placement Warrants	-	-	-	-	6,514,500	-	6,514,500
Forfeiture of Founder Shares	-	-	(106,875)	(11)	11	-	-
Common stock subject to possible redemption	(20,881,715)	(2,088)	-	-	(208,815,062)	-	(208,817,150)
Net loss						(5,476,998)	(5,476,998)
Balances as of December 31, 2020	1,690,787	$169	5,643,125	$564	$10,695,690	$(5,696,420)	$5,000,003

The accompanying notes are an integral part of these financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Cash flow from operating activities:
Net loss	$(5,476,998)	$(216,960)
Adjustments to reconcile net loss to net cash and used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,701)	-
Changes in operating assets and liabilities:
Accounts payable	1,324,257	212,960
Accrued expenses	3,572,935	-
Prepaid expenses	(1,062,000)	-
Net cash used in operating activities	(1,644,507)	(4,000)

Cash flows from investing activities:
Investment of cash in Trust Account	(225,725,020)	-
Net cash used in investing activities	(225,725,020)	-

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	221,210,520	-
Proceeds from sale of Private Placement Warrants	6,514,500	-
Payment of offering costs	(371,093)	-
Payment of Sponsor note	(300,000)	-
Net cash provided by financing activities	227,053,927	-

Net decrease in cash	(315,600)	(4,000)
Cash at beginning of year	315,600	319,600
Cash at end of year	$-	$315,600

Supplemental disclosure of non-cash financing activities:

Accrued offering costs	$175,000	$14,000
Forgiveness of debt - sponsor	$-	$219,022

The accompanying notes are an integral part of these financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

At December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Initial Public Offering was declared effective on October 19, 2020. On October 22, 2020, the Company consummated the Initial Public Offering of 22,572,502 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 2,572,502 units (the “Over-allotment Units”) on November 12, 2020, at $10.00 per Unit, generating gross proceeds of $225,725,020, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of 6,514,500 warrants (the “Private Placement Warrants”), including 514,500 warrants as a result of the underwriters’ partial exercise of their over-allotment option on November 12, 2020, at a price of $1.00 per Private Placement Warrant in a private placement to Decarbonization Plus Acquisition Sponsor, LLC (the “Sponsor”), the Company’s independent directors and an affiliate of the Company’s chief executive officer, generating gross proceeds of $6,514,500, which is described in Note 4.

Transaction costs amounted to $12,969,969, consisting of $4,514,500 of underwriting fees, $7,900,376 of deferred underwriting fees and $555,093 per equity of other offering costs. In addition, at December 31, 2020, there was no cash held outside of the Trust Account (as defined below) available for working capital purposes, but the Company has access to working capital loans from the Sponsor, which is described in Note 4.

Following the closing of the Initial Public Offering on October 22, 2020 and the partial exercise of the underwriters’ over-allotment option on November 12, 2020, an amount of $225,725,020 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States. The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares being sold in the Initial Public Offering that have been properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of its obligation to redeem 100% of Public Shares if it does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of Public Shares or pre-Initial Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under the Nasdaq Capital Market rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

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

Going Concern and Liquidity

As of December 31, 2020, the Company had no cash balance, but the Company has access to working capital loans from the Sponsor, which is described in Note 4. This excludes interest income of approximately $2,701 from the Company’s investment in the Trust Account which is available to the Company for tax obligations. Through December 31, 2020, the Company has not withdrawn any interest income from the Trust Account to pay its income and franchise taxes.

Until the consummation of an Initial Business Combination, the Company will be using funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination.

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to funds from the Sponsor, which is described in Note 4, and the Sponsor has the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Business Combination and one year from the date of issuance of these financial statements.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, excluding shares of common stock subject to forfeiture, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. Weighted average shares were reduced for the effect of an aggregate of 106,875 of Class B shares of common stock that were forfeited as the over-allotment option for the Initial Public Offering was not exercised in full or in part by the underwriters (see Note 3). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

The Company’s statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account (net of applicable franchise and income taxes of approximately $2,701 for the year ended December 31, 2020, by the weighted average number of redeemable common stock outstanding for the period or since original issuance. Net loss per common share, basic and diluted for non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Interest Income	$2,701	$—
Income and Franchise Tax	$(2,701)	$—
Net Loss	$(0)	$—
Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock, Basic and Diluted	21,826,849	—
Loss/Basic and Diluted Redeemable Common Stock	$0.00	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Redeemable Net Loss
Net Loss	$(5,476,998)	$(216,960)
Redeemable Net Loss	$—	$—
Non-Redeemable Net Loss	$(5,476,998)	$(216,960)
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Common Stock, Basic and Diluted	5,123,002	5,000,000
Loss/Basic and Diluted Non-Redeemable Common Stock	$(1.06)	$(0.04)

Note: As of December 31, 2020, and 2019, basic and diluted shares are the same as there are no securities that are dilutive to the Company’s common stockholders.

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

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of expenses during the reporting periods. Accordingly, the actual results could differ from those estimates.

Cash and cash equivalents

Cash includes amounts held at banks with an original maturity of less than three months. As of December 31, 2020, and December 31, 2019, the Company held $0 and $315,600, respectively, in cash. Additionally, as of December 31, 2020 and December 31, 2019, the Company held cash equivalents of $225,727,721 and $0, respectively, in the Trust Account.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $11,555,093 were initially charged to stockholders’ equity upon the completion of the Initial Public Offering. In connection with the sale of the Over-allotment Units, the Company incurred an additional $514,500 of underwriting fees and $900,376 of deferred underwriting fees. As of December 31, 2020, and December 31, 2019, the Company had $0 and $23,000, respectively, of deferred offering costs on the accompanying balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between these financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits, deferred tax assets or valuations against them as of December 31, 2020 and December 31, 2019, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2020 and December 31, 2019, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company had no tax liability as of December 31, 2020 and December 31, 2019, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 22,572,502 Units, at a purchase price of $10.00 per Unit, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 2,572,502 Over-allotment Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 — Related Party Transactions

Founder Shares

On September 12, 2017, the Sponsor purchased 11,500,000 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.002 per share. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Public Shares except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. On September 18, 2020, the Sponsor agreed to return 2,875,000 Founder Shares to the Company at no cost. In October 2020, the Sponsor agreed to return an additional 2,875,000 Founder Shares to the Company at no cost. The Sponsor and an affiliate of the Company’s chief executive officer agreed to forfeit up to an aggregate of 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ partial exercise their over-allotment option, 643,125 Founder Shares are no longer subject to forfeiture. The over-allotment option expired on December 3, 2020, resulting in the forfeiture of 106,875 Founder Shares to the Company at no cost.

The Sponsor and the Company’s officers, directors and an affiliate of the Company’s chief executive officer have waived their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of an Initial Business Combination. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the Sponsor and the Company’s officers, directors and an affiliate of the Company’s chief executive officer have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Company’s independent directors and an affiliate of the Company’s chief executive officer purchased 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,000,000. The Sponsor and an affiliate of the Company’s chief executive officer agreed to purchase up to an additional 600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or an aggregate additional $600,000, to the extent the underwriter’s over-allotment option was exercised in full. Simultaneously with the closing of the sale of the Over-allotment Units, the Sponsor and the affiliate of the Company’s chief executive officer purchased an additional 514,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of approximately $514,500.

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

As of December 31, 2020, the Company owed the Sponsor $1,324,257 for additional expenses paid on its behalf.

Advance from Related Party

As of October 22, 2020, the Sponsor and affiliate of the Company’s chief executive officer advanced $600,000 to the Company to cover the purchase of additional Private Placement Warrants if the over-allotment is exercised in full. Simultaneously with the closing of the sale of the Over-allotment Units, the Company utilized the advance from the Sponsor and the affiliate of the Company’s chief executive officer to issue an additional 514,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant. The over-allotment option expired on December 3, 2020, resulting in the return of $85,500 of the advancement not utilized. As of December 31, 2020, there were no advances outstanding.

Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2020, the Company had accrued and paid $23,871 of monthly fees to the affiliate of the Sponsor and no amounts payable were outstanding at December 31, 2020.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants of the post business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of December 31, 2020 and December 31, 2019, the Company had no borrowings under the Working Capital Loans.

Note 5 — Commitments and Contingencies

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,900,376 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

Business Combination Agreement

On February 8, 2021, the Company entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement”) with DCRB Merger Sub Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and Hyzon Motors, Inc., a Delaware corporation (“Hyzon”), pursuant to which Merger Sub will be merged with and into Hyzon (the “Merger,” together with the other transactions related thereto, the “Proposed Transactions”), with Hyzon surviving the Merger as our wholly owned subsidiary. The parties expect the Proposed Transactions to be completed in the second quarter of 2021, subject to, among other things, the approval of the Proposed Transactions by the Company’s stockholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions. Please see the Form 8-K filed with the SEC on February 9, 2021 for additional information.

Risks and Uncertainties

The Sponsor continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Stockholders’ Equity

Common Stock

On October 19, 2020, the Company amended and restated its certificate of incorporation to, among other things, increase the number of authorized shares of Class A Common Stock from 200,000,000 to 250,000,000. The authorized common stock of the Company includes up to 250,000,000 shares of Class A common stock with a par value of $0.0001 per share and 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2020, and December 31, 2019, there were 22,572,502 and 0 shares, respectively, of Class A common stock issued and outstanding, of which 20,881,715 and 0 shares, respectively, were subject to possible redemption. At December 31, 2020 and December 31, 2019, there were 5,643,125 and 5,750,000 shares, respectively, of Class B common stock issued and outstanding, which reflects that on September 18, 2020, October 7, 2020, October 8, 2020 and December 3, 2020, the Sponsor returned 2,875,000, 1,437,500, 1,437,500 and 106,875 Founder Shares, respectively, to the Company at no cost.

The Sponsor and an affiliate of the Company’s chief executive officer agreed to forfeit up to an aggregate of 750,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option, 643,125 Founder Shares were forfeited.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

Note 7 — Income Tax

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax asset
Organizational costs/Startup expenses	$5,476,998
Total deferred tax asset	5,476,998
Valuation allowance	(5,476,998)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31, 2020
Federal
Current	$—
Deferred	(5,476,998)

State
Current	$—
Deferred	—
Change in valuation allowance	5,476,998
Income tax provision	$—

As of December 31, 2020, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020, the change in the valuation allowance was $5,476,998.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	(21.0)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 8 — Fair Value Measurements

At December 31, 2020, assets held in the Trust Account were comprised of $225,727,721 in money market funds which are invested in U.S. Treasury Securities. Through December 31, 2020, the Company has not withdrawn any interest earned on the Trust Account to pay its franchise and income tax obligations.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$225,727,721

Note 9 — Subsequent Events

Management has evaluated the impact of subsequent events through the date these financial statements were available to be issued. All subsequent events required to be disclosed are included in these financial statements.

On February 8, 2021, we entered into the Business Combination Agreement with Merger Sub and Hyzon, pursuant to which Merger Sub will be merged with and into Hyzon, with Hyzon surviving the Merger as our wholly owned subsidiary. The parties expect the Proposed Transactions to be completed in the second quarter of 2021, subject to, among other things, the approval of the Proposed Transactions by our stockholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current executive officers and directors are set forth below:

Name	Age	Position
Erik Anderson	62	Chief Executive Officer and Director
Peter Haskopoulos	45	Chief Financial Officer, Chief Accounting Officer and Secretary
Dr. Jennifer Aaker	53	Director
Jane Kearns	50	Director
Pierre Lapeyre, Jr.	58	Director
David Leuschen	69	Director
Robert Tichio	43	Director
Jim McDermott	51	Director
Jeffrey Tepper	54	Director
Michael Warren	53	Director

Erik Anderson has served as our Chief Executive Officer since September 21, 2020 and has served as a member of the DCRB Board since October 22, 2020. Mr. Anderson has served as the chief executive officer of Decarbonization Plus Acquisition Corporation III since February 11, 2021 and will become a member of its board of directors following its initial public offering. Mr. Anderson has served as the chief executive officer of Decarbonization Plus Acquisition Corporation II since January 14, 2021 and a member of its board of directors since February 2021. Mr. Anderson founded WRG, a collaboration of leading investment firms providing integrated capital solutions to the global innovation economy, in 2002 and has served as chief executive officer of WRG since its inception. In 2018, Mr. Anderson became executive chairman of Singularity University, a company that offers executive educational programs, a business incubator and innovation consultancy service. Mr. Anderson is also the executive chairman of Topgolf Entertainment Group, a global sports and entertainment company. Mr. Anderson has received numerous honors, including the Ernst & Young Entrepreneur of the Year Award. In 2018 and 2017, Mr. Anderson was honored by Goldman Sachs as one of their Top 100 Most Intriguing Entrepreneurs. In 2019 and 2018, Mr. Anderson was ranked by Golf Inc.as the No. 3 most powerful person in the golf industry after being ranked No. 8 in 2017. Mr. Anderson is Vice-Chairman of ONEHOPE, a cause-centric consumer brand and technology company, and is the founder of America’s Foundation for Chess, currently serving 160,000 children in the United States with its First Move curriculum. Mr. Anderson serves on the Board of Play Magnus, an interactive chess app. In 2019, Mr. Anderson became a member of the board of Pro.com, a leader in the home improvement experience industry. His investment experience includes being partner at Frazier Healthcare Partners, chief executive officer of Matthew G Norton Co. and vice president at Goldman, Sachs & Co. Mr. Anderson was recognized early in his career as one of the top “40 under 40” young achievers and emerging leaders by Seattle’s Puget Sound Business Journal. Mr. Anderson holds a master’s and bachelor’s degree in Industrial Engineering from Stanford University and a bachelor’s degree (Cum Laude) in Management Engineering from Claremont McKenna College.

Peter Haskopoulos has served as our Chief Financial Officer, Chief Accounting Officer and Secretary since August 2020. Mr. Haskopoulos has served as the chief financial officer, chief accounting officer and secretary of Decarbonization Plus Acquisition Corporation III since February 2021. Mr. Haskopoulous has served as the chief financial officer, chief accounting officer and secretary of Decarbonization Plus Acquisition Corporation II since December 2020. Mr. Haskopoulos is a managing director of Riverstone and serves as Riverstone’s chief financial officer. Prior to joining Riverstone in 2007, Mr. Haskopoulos served in several financial roles within Thomson Reuters Corporation (NYSE: TRI), most recently as the director of finance. Previously, he was a manager with Ernst & Young, where he worked with both public and private companies. Mr. Haskopoulos started his career at Arthur Andersen. Mr. Haskopoulos earned his M.B.A. and undergraduate degree from Rutgers University and is a certified public accountant.

Dr. Jennifer Aaker has served as a member of the DCRB Board since October 22, 2020. Dr. Aaker has served as a member of the board of directors of Decarbonization Plus Acquisition Corporation II since February 2021. Dr. Aaker has been the General Atlantic Professor at Stanford Graduate School of Business since 2001 and serves as the Coulter Family Faculty Fellow at Stanford Graduate School of Business. A behavioral scientist and author, Dr. Aaker is widely published in leading scientific journals and her work has been featured in The Economist, The New York Times, The Wall Street Journal, The Washington Post, BusinessWeek, Forbes, NPR, CBS MoneyWatch, Inc., and Science. Dr. Aaker is the coauthor of several books including the award-winning book, The Dragonfly Effect, which has been translated into over ten languages, as well as Power of Story, which drew on behavioral science to provide a hands-on tool putting The Dragonfly Effect model to work. Her professional areas of focus include artificial intelligence, digitization and brand value. Dr. Aaker currently serves on the board of directors of Codexis Inc. and on the board of directors and audit committee of the Stephen and Ayesha Curry Eat. Learn. Play. Foundation. Ms. Aaker served on the boards of Corporate Visions, Inc. from 2011 to 2016, California Casualty Insurance from 2009 to 2015, and Accompany from 2014 to 2018. She is the recipient of the Distinguished Scientific Achievement Award, Stanford Distinguished Teaching Award, Citibank Best Teacher Award, George Robbins Best Teacher Award, Robert Jaedicke Silver Apple Award, and the MBA Professor of the Year Award. Dr. Aaker completed her PhD degrees at Stanford University, and holds a BA from UC Berkeley.

We believe that Dr. Aaker’s expertise in behavioral science, artificial intelligence, digitization and brand value and significant experience on numerous boards of directors bring important and valuable skills to our board of directors.

Jane Kearns has served as a member of the DCRB Board since October 22, 2020. Ms. Kearns has served as a member of the board of directors of Decarbonization Plus Acquisition Corporation II since February 2021. Ms. Kearns is Vice President, Growth Services (since May 2019), and Senior Advisor, Cleantech (since October 2012), at MaRS Discovery District. MaRS is a launchpad for startups, a platform for researchers and a home to innovators, supporting over 1,200 Canadian science and technology companies tackling society’s greatest challenges in four core categories: cleantech, health, fintech and enterprise software. Ms. Kearns co-founded, grew and profitably sold a renewable energy company, and leverages over 20 years of experience in venture capital, cleantech and sustainability to help build businesses that matter. Ms. Kearns is a co-founder of the CanadaCleantech Alliance, sits on the board of Clear Blue Technologies International (TSXV: CBLU), is an advisory board member for StandUp Ventures and Amplify Ventures, and is a member of the Expert Panel on Clean Growth for the Canadian Institute for Climate Choices. She holds an MBA from Columbia University.

We believe that Ms. Kearns’s leadership in sustainable innovation and extensive experience growing successful companies at the intersection of business and sustainability bring important and valuable skills to our board of directors.

Pierre Lapeyre, Jr. has served as a member of the DCRB Board since October 22, 2020. Mr. Lapeyre has served as a member of the board of directors of Decarbonization Plus Acquisition Corporation II since February 2021. Mr. Lapeyre is the co-founder and senior managing director of Riverstone Holdings LLC. Mr. Lapeyre was a managing director of Goldman Sachs in its Global Energy & Power Group. Mr. Lapeyre joined Goldman Sachs in 1986 and spent his 14-year investment banking career focused on energy and power, and leading client coverage and execution of a wide variety of M&A, IPO, strategic advisory and capital markets financings for clients across all sectors of the industry. Mr. Lapeyre received his B.S. in Finance/Economics from the University of Kentucky and his M.B.A. from the University of North Carolina at Chapel Hill. Mr. Lapeyre serves on the boards of directors or equivalent bodies of a number of public and private Riverstone portfolio companies and their affiliates. In addition to his duties at Riverstone, Mr. Lapeyre serves on the Executive Committee of the Board of Visitors of the MD Anderson Cancer Center and is a Trustee and Treasurer of The Convent of the Sacred Heart.

We believe that Mr. Lapeyre’s considerable energy and power private equity and investment banking experience bring important and valuable skills to our board of directors.

David Leuschen has served as a member of the DCRB Board since October 22, 2020. Mr. Leuschen has served as a member of the board of directors of Decarbonization Plus Acquisition Corporation II since February 2021. Mr. Leuschen is the co-founder and senior managing director of Riverstone Holdings LLC. Prior to Riverstone, Mr. Leuschen was a partner and managing director at Goldman Sachs and founder and head of the Goldman Sachs Global Energy and Power Group. Mr. Leuschen was responsible for building the Goldman Sachs energy and power investment banking practice into one of the leading franchises in the global energy and power industry. Mr. Leuschen additionally served as chairman of the Goldman Sachs Energy Investment Committee, where he was responsible for screening potential direct investments by Goldman Sachs in the energy and power industry. In addition to his board roles at various Riverstone portfolio companies and investment vehicles, Mr. Leuschen has served as a director of Cambridge Energy Research Associates, Cross Timbers Oil Company (predecessor to XTO Energy) and J. Aron Resources. He is also president and sole owner of Switchback Ranch LLC and on the Advisory Board of Big Sky Investment Holdings LLC. David serves on a number of nonprofit boards of directors, including as a Trustee of United States Olympic Committee Foundation, a Director of Conservation International, a Director of the Peterson Institute for International Economics, a Founding Member of the Peterson Institute’s Economic Leadership Council, a Director of the Wyoming Stock Growers Association and a Director of the Montana Land Reliance. Mr. Leuschen received his A.B. from Dartmouth and his M.B.A. from Dartmouth’s Amos Tuck School of Business.

We believe that Mr. Leuschen’s considerable energy and power private equity and investment banking experience, as well as his experience on the boards of various Riverstone portfolio companies and investment vehicles, bring important and valuable skills to our board of directors.

Robert Tichio has served as a member of the DCRB Board since August 2020 and served as our chief executive officer until September 2020. Mr. Tichio has served as a member of the board of directors of Decarbonization Plus Acquisition Corporation III since February 2021 and temporarily served as its chief executive officer in February 2021. Mr. Tichio has served as a member of the board of directors of Decarbonization Plus Acquisition Corporation II since December 2020 and served as its chief executive officer from December 2020 to January 2021. Mr. Tichio is a partner and managing director of Riverstone Holdings LLC. Mr. Tichio joined the firm in 2006 and has been focused on the firm’s Private Equity business. Prior to joining Riverstone, Mr. Tichio was in the Principal Investment Area (PIA) of Goldman Sachs, which manages the firm’s private corporate equity investments. Mr. Tichio began his career at J.P. Morgan in the Mergers & Acquisition Group, where he concentrated on assignments that included public company combinations, asset sales, takeover defenses, and leveraged buyouts. Mr. Tichio received his A.B. from Dartmouth College as a Phi Beta Kappa graduate, and later received his M.B.A. with Distinction from Harvard Business School. Mr. Tichio serves on a number of nonprofit and Riverstone portfolio company boards.

We believe that Mr. Tichio’s considerable investment experience, as well as his experience on the boards of Riverstone portfolio companies, bring important and valuable skills to our board of directors.

Jim McDermott has served as the lead independent director of the DCRB Board since October 22, 2020. Mr. McDermott has served as a member of the board of directors of Decarbonization Plus Acquisition Corporation II since February 2021. Mr. McDermott is the founder and chief executive officer of Rusheen Capital Management, a private equity firm that invests in growth-stage companies in the carbon capture and utilization, low-carbon energy and water sustainability sectors. As an investor and entrepreneur, Mr. McDermott has founded, run and invested in over 35 businesses over a 25 year career and has built an extensive professional network in the low-carbon energy, water and sustainability sectors. From 1996 to 2003, Mr. McDermott founded and ran Stamps.com (NASDAQ: STMP), Archive.com (sold to Cyclone Commerce) and Spoke.com. From 2003 to 2017, Mr. McDermott co-founded and served as Managing Partner of US Renewables Group, a private investment firm, where he raised and invested approximately $1 billion into clean energy businesses. Mr. McDermott was founder and board member of NanoH2O, is the founder and executive chairman of Fulcrum BioEnergy, investor and board observer of Moleaer, a board member of Carbon Engineering and the chief executive officer of 1PointFive. For five years, Mr. McDermott has been a board member of the Los Angeles Cleantech Incubator. Mr. McDermott holds a MBA from UCLA, and a BA in Philosophy from Colorado College.

We believe Mr. McDermott’s extensive investment and leadership experience brings important and valuable skills to our board of directors.

Jeffrey Tepper has served as a member of the DCRB Board since October 22, 2020. Mr. Tepper has served as a member of the board of directors of Decarbonization Plus Acquisition Corporation II since February 2021. Mr. Tepper is founder of JHT Advisors LLC, a mergers and acquisitions (“M&A”) advisory and investment firm. From 1990 to 2013, Mr. Tepper served in a variety of senior management and operating roles at the investment bank Gleacher & Company, Inc. and its predecessors and affiliates (“Gleacher”). Mr. Tepper was head of investment banking and a member of Gleacher’s Management Committee. Mr. Tepper is also Gleacher’s former chief operating officer overseeing operations, compliance, technology and financial reporting. In 2001, Mr. Tepper co-founded Gleacher’s asset management activities and served as president. Gleacher managed over $1 billion of institutional capital in the mezzanine capital and hedge fund areas. Mr. Tepper served on the investment committees of Gleacher Mezzanine and Gleacher Fund Advisors. Between 1987 and 1990, Mr. Tepper was employed by Morgan Stanley & Co. as a financial analyst in the M&A and merchant banking departments. Mr. Tepper served as a director of Silver Run Acquisition Corporation from its inception in November 2015 until the completion of its acquisition of Centennial in October 2016 and has served as a director of Centennial Resource Development, Inc. (NASDAQ: CDEV) since October 2016. Mr. Tepper is a former director of Alta Mesa Resources, Inc. (NASDAQ: AMR) and its predecessor, Silver Run Acquisition Corporation II, between March 2017 and June 2020. Mr. Tepper received a Master of Business Administration from Columbia Business School and a Bachelor of Science in Economics from The Wharton School of the University of Pennsylvania with concentrations in finance and accounting.

We believe Mr. Tepper’s extensive M&A experience, including service on the boards of directors of two blank check companies, brings important and valuable skills to our board of directors.

Michael Warren has served as a member of the DCRB Board since November 18, 2020. Mr. Warren has served as a member of the board of directors of Decarbonization Plus Acquisition Corporation II since February 2021. Mr. Warren is the Managing Director of Albright Stonebridge Group (“ASG”). Mr. Warren served as ASG’s Managing Principal from 2013 to 2017 and as Principal from 2009 to 2013. Prior to ASG, Mr. Warren served as the Chief Operating Officer and Chief Financial Officer of Stonebridge International from 2004 to 2009, where he managed operations, business development, finance, and personnel portfolios. Mr. Warren served in various capacities in the Obama Administration, including as senior advisor in the White House Presidential Personnel Office and as co-lead for the Treasury and Federal Reserve agency review teams of the Obama-Biden Presidential Transition. Mr. Warren serves on the board of Brookfield Property Partners, the Board of Trustees and the risk & audit committees at Commonfund, the Board of Directors of Walker & Dunlop, Inc, and the Board of Directors of MAXIMUS. He serves as a Trustee of Yale University and is a member of the Yale Corporation Investment Committee. Mr. Warren formerly served as a Trustee of the District of Columbia Retirement Board and as a member of the Board of Directors of the United States Overseas Private Investment Corporation. Mr. Warren received degrees from Yale University and Oxford University where he was a Rhodes Scholar.

We believe Mr. Warren is well qualified to serve as a director due to his familiarity with strategic planning, investment, financial expertise, operations and government programs gained through his service on other boards, his current and prior positions in private industry and government.

Number and Terms of Office of Officers and Directors

We have nine directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Dr. Jennifer Aaker, Jane Kearns and Michael Warren, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Erik Anderson, Jim McDermott and Jeffrey Tepper, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Pierre Lapeyre, Jr., David Leuschen and Robert Tichio, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Holders of our Founder Shares will have the right to elect all of our directors prior to the consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a majority of at least 90% of our common stock voting at a stockholder meeting.

Approval of our initial business combination will require the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and a majority of the non-independent directors nominated by our Sponsor.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Our board of directors has established an audit committee of the board of directors. Jim McDermott, Jeffrey Tepper and Robert Tichio serve as members of our audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to the exception described below. Jim McDermott and Jeffrey Tepper are independent. Because we listed our securities on NASDAQ in connection with the Public Offering, we have one year from the effective date of the Registration Statement to have our audit committee be comprised solely of independent members. We intend to identify one additional independent director to serve on our audit committee within one year of the effective date of the Registration Statement, at which time Robert Tichio will resign from the committee. We expect such additional director to enter into a letter agreement substantially similar to the letter agreement signed by our sponsor, officers and directors included as an exhibit to the Registration Statement.

Jeffrey Tepper serves as chair of the audit committee. All of the members of the audit committee are financially literate, and our board of directors has determined that Jeffrey Tepper qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our board of directors has established a compensation committee of the board of directors. Dr. Jennifer Aaker and Jeffrey Tepper serve as members of our compensation committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Dr. Jennifer Aaker and Jeffrey Tepper are independent. Dr. Jennifer Aaker serves as chair of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the $10,000 per month administrative fee payable to an affiliate of our sponsor and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the closing of a business combination. Accordingly, prior to the closing of an initial business combination, the compensation committee is only responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e) of the NASDAQ Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Our board of directors also considers director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of any class of equity security which is registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms, we believe that during the year ended December 31, 2020, there were no delinquent filers, except that a Form 3 was filed late by each of our Sponsor, Dr. Jennifer Aaker, Robert Tichio, Jeffrey Tepper, Pierre Lapeyre, Jr., David Leuschen, Jim McDermott, Jane Kearns, Peter Haskopoulos and Erik Anderson.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the Registration Statement. You can review these documents by accessing our public filings at the SEC’s website at www.sec.gov. Our Code of Ethics and audit committee and compensation committee charters are available on our website, www.dcrbplus.com. In addition, a copy of the Code of Ethics will be provided without charge upon request from us in writing at 2744 Sand Hill Road, Menlo Park, CA 94025 or by telephone at (212) 993-0076. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Riverstone manages several investment vehicles. Riverstone Funds or its affiliates may compete with us for acquisition opportunities. If these funds decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Riverstone may be suitable for both us and for a current or future Riverstone Fund and may be directed to such investment vehicle rather than to us. Neither Riverstone nor members of our management team who are also employed by Riverstone have any obligation to present us with any opportunity for a potential business combination of which they become aware. Riverstone and/or our management, in their capacities as officers or managing directors of Riverstone or in their other endeavors, may be required to present potential business combinations to the related entities, current or future investment vehicles, or third parties, before they present such opportunities to us.

Notwithstanding the foregoing, we may, at our option, pursue an Affiliated Joint Acquisition. Such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such fund or vehicle.

Each of our officers and directors presently has, and any of them in the future may have additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

In addition, Riverstone or its affiliates, including our officers and directors who are affiliated with Riverstone, may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination, and members of our management team may participate in such blank check companies. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Investors and potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our initial business combination within 24 months after the closing of our Public Offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable until the earlier of: (i) one year after the completion of our initial business combination or (ii) subsequent to our initial business combination, (x)if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the Class A common stock underlying such warrants will not be transferable, assignable or salable until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the Company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such initial business combination is fair to the Company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote any Founder Shares held by them and any public shares held by them in favor of our initial business combination, and our officers and directors have also agreed to vote any public shares held by them in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

None of our officers or directors has received any cash compensation for services rendered to us. Commencing on October 21, 2020, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely of independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2021 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our named executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Warrants or the Private Placement Warrants.4

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Common Stock
Decarbonization Plus Acquisition Sponsor(2)(3)	4,591,708		16.3%
Erik Anderson(2)(4)	630,947		2.2%
Peter Haskopoulos	—		—
Dr. Jennifer Aaker(2)	22,130		*
Jane Kearns(2)	22,130		*
Pierre Lapeyre, Jr.(2)(3)	4,591,708		16.3%
David Leuschen(2)(3)	4,591,708		16.3%
Robert Tichio	—		—
Jim McDermott(2)	331,950		1.2%
Jeffrey Tepper(2)	22,130		*
Michael Warren(2)	22,130		*
All directors and executive officers as a group (10 individuals)	5,643,125	(5)	20.0%
Luxor Capital Group, LP(6)	1,528,856		5.4%
Adage Capital Partners GP, L.L.C.(7)	1,800,000		6.4%

*	Less than one percent.

(1)	This table is based on 28,215,627 shares of Common Stock outstanding at February 24, 2021, of which 22,572,502 were shares of Class A common stock and 5,643,125 were shares of Class B common stock. Unless otherwise noted, the business address of each of the following entities or individuals is 2744 Sand Hill Road, Menlo Park, CA 94025.

(2)	Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	Decarbonization Plus Acquisition Sponsor, LLC (“Sponsor”) is the record holder of the shares reported herein. David M. Leuschen and Pierre F. Lapeyre, Jr. are the managing directors of Riverstone Holdings LLC and have shared voting and investment discretion with respect to the common stock held of record by our Sponsor. As such, each of Riverstone Holdings LLC, David M. Leuschen and Pierre F. Lapeyre, Jr. may be deemed to have or share beneficial ownership of the Class B common stock held directly by our Sponsor. Each such entity or person disclaims any such beneficial ownership. The business address of each of these entities and individuals is c/o Riverstone Holdings LLC, 712 Fifth Avenue, 36th Floor, New York, NY 10019.

(4)	WRG DCRB Investors, LLC is the record holder of the shares reported herein. WestRiver Management, LLC is the managing member and majority owner of WRG DCRB Investors, LLC with 82% ownership. Erik Anderson is the sole member of WestRiver Management, LLC and has voting and investment discretion with respect to the common stock held of record by WRG DCRB Investors, LLC. As such, each of WestRiver Management, LLC and Erik Anderson may be deemed to have or share beneficial ownership of the Class B common stock held directly by WRG DCRB Investors, LLC. Each such entity or person disclaims any such beneficial ownership. The business address of each of these entities and Erik Anderson is 920 5th Ave, Ste 3450, Seattle, WA 98104.

4 NTD: Table to be updated prior to filing to reflect 13Gs and 13Ds filed by beneficial owners.

(5)	These shares represent 100% of the Founder Shares.

(6)	Based solely on an Amendment No. 1 to Schedule 13G filed with the SEC on February 16, 2021 on behalf of Luxor Capital Partners, LP (the “Onshore Fund”), Luxor Capital Partners Offshore Master Fund, LP (the “Offshore Master Fund”), Luxor Capital Partners Offshore, Ltd. (the “Offshore Feeder Fund”), Lugard Road Capital Master Fund, LP (the “Lugard Master Fund”), Luxor Wavefront, LP (the “Wavefront Fund”), LCG Holdings, LLC (“LCG Holdings”), Lugard Road Capital GP, LLC (“Lugard GP”), Luxor Capital Group, LP (“Luxor Capital Group”), Luxor Management, LLC (“Luxor Management”), Jonathan Green (“Mr. Green”) and Christian Leone (“Mr. Leone”), the Onshore Fund beneficially owns 13,339 shares of Class A common stock. The Offshore Master Fund beneficially owns 9,199 shares of Class A common stock. The Offshore Feeder Fund, as the owner of a controlling interest in the Offshore Master Fund, may be deemed to beneficially own the shares of Class A common stock beneficially owned by the Offshore Master Fund. The Lugard Master Fund beneficially owns 1,502,591 shares of Class A common stock. The Wavefront Fund beneficially owns 3,727 shares of Class A common stock. LCG Holdings, as the general partner of the Onshore Fund, the Offshore Master Fund and the Wavefront Fund may be deemed to beneficially own the 26,265 shares of Class A common stock beneficially owned by the Onshore Fund, the Offshore Master Fund and the Wavefront Fund. Lugard GP, as the general partner of the Lugard Master Fund, may be deemed to beneficially own the 1,502,591 shares of Class A common stock beneficially owned by the Lugard Master Fund. Mr. Green, as a managing member of Lugard GP, may be deemed to have beneficially owned the 1,502,591 shares of Class A common stock beneficially owned by Lugard GP. Luxor Capital Group, as the investment manager of the Onshore Fund, the Offshore Feeder Fund, the Offshore Master Fund, the Lugard Master Fund and the Wavefront Fund (collectively, the “Funds”), may be deemed to beneficially own the 1,528,856 shares of Class A common stock beneficially owned by the Funds. Luxor Management, as the general partner of Luxor Capital Group, may be deemed to beneficially own the 1,528,856 shares of Class A common stock beneficially owned by Luxor Capital Group. Mr. Leone, as the managing member of Luxor Management, may be deemed to beneficially own the 1,528,856 shares of Class A common stock beneficially owned by Luxor Management. The principal address of each of the Onshore Fund, the Wavefront Fund, Luxor Capital Group, Luxor Management, Lugard GP, LCG Holdings, Mr. Green and Mr. Leone is 1114 Avenue of the Americas, 28th Floor, New York, NY 10036. The principal business address of each of the Offshore Master Fund, the Offshore Feeder Fund and the Lugard Master Fund is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.

(7)	Based solely on a Schedule 13G filed with the SEC on November 2, 2020 on behalf of Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”), Adage Capital Partners GP, L.L.C., a Delaware limited liability company (“ACPGP”), Adage Capital Advisors, L.L.C., a Delaware limited liability company (“ACA”), Robert Atchinson and Phillip Gross, the shares reported herein are directly owned by ACP. ACPGP is the general partner of ACP, ACA is the managing member of ACPGP, and Messrs. Atchinson and Gross are managing members of ACA. ACP has the power to dispose of and the power to vote the shares of Class A common stock beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the shares of Class A common stock beneficially owned by ACP. The business address of this stockholder is 200 Clarendon Street, 52nd Floor, Boston, MA 02116

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On September 12, 2017, we issued an aggregate of 11,500,000 Founder Shares to our Sponsor for a capital contribution of $25,000, or approximately $0.002 per share. In September and October 2020, our Sponsor returned to us at no cost an aggregate of 5,750,000 Founder Shares, which we cancelled. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of our Public Offering. In October 2020, our Sponsor transferred an aggregate of 1,042,198 Founder Shares to our independent directors and WRG at their original purchase price. In November 2020, our Sponsor transferred an additional 22,130 Founder Shares to one of our independent directors. In December 2020, our Sponsor and WRG forfeited an aggregate of 106,875 Founder Shares in connection with the underwriters’ partial exercise of their over-allotment option resulting in our initial stockholders holding an aggregate of 5,643,125 Founder Shares.

Our Sponsor and the Company’s officers and directors and WRG have waived their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the completion of an initial business combination. If the initial business combination is not completed within 24 months from the closing of the Public Offering, our Sponsor and the Company’s officers and directors and WRG have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them.

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (i) one year after the completion of the initial business combination or (ii) subsequent to the initial business combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Founder Warrant Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Founder Warrant Holders entered into the Founder Warrant Agreement with us pursuant to which each of the Founder Warrant Holders agreed that, following the Closing, such Founder Warrant Holder will not transfer 75% of its Private Placement Warrants until the earlier of (a) one year after the Closing and (b) subsequent to the Closing, (x) the date on which the last sale price of our Class A common stock quoted on NASDAQ (or the exchange on which the shares of our Class A common stock are then listed) equals or exceeds $11.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of our Class A common stock for cash, securities or other property.

Upon and subject to the Closing, 12.5% of each $12.00 Warrant will become subject to potential forfeiture, and each Founder Warrant Holder agrees not to exercise such $12.00 Warrants unless and until the occurrence of a date on which the last reported sales price of one share of our Class A common stock quoted on NASDAQ (or the exchange on which the shares of our Class A common stock are then listed) is greater to or equal to $12.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period within the five year period commencing on the one year anniversary of the Closing.

Upon and subject to the Closing, 12.5% of each $14.00 Warrant will become subject to potential forfeiture, and each Founder Warrant Holder agrees not to exercise such $14.00 Warrants unless and until the occurrence of a date on which the last reported sales price of one share of our Class A common stock quoted on NASDAQ (or the exchange on which the shares of our Class A common stock are then listed) is greater to or equal to $14.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period within the five year period commencing on the one year anniversary of the Closing.

Private Placement Warrants

Simultaneously with the closing of the Public Offering, our Sponsor and the Company’s independent directors and WRG purchased 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,000,000. Our Sponsor and WRG agreed to purchase up to an additional 600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or an aggregate additional $600,000, to the extent the underwriter’s over-allotment option is exercised in full. Simultaneously with the closing of the sale of the Over-allotment Units, our Sponsor and WRG purchased an additional 514,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of approximately $514,500.

Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Public Offering held in the Trust Account. If the Company does not complete an initial business combination within 24 months from the closing of the Public Offering, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to partially fund the redemption of the public shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

Our Sponsor and the Company’s officers, directors and WRG have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of our initial business combination.

Conflicts of Interest

As more fully discussed in “Part III, Item 10. Directors, Executive Officers and Corporate Governance” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.

Administrative Services Agreement

The Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2020, the Company had accrued and paid $23,871 of monthly fees to the affiliate of the Sponsor and no amounts payable were outstanding at December 31, 2020.

Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Related Party Loans and Advances

Our liquidity needs up to the Public Offering were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of Founder Shares to our Sponsor and a loan from our Sponsor for an aggregate amount of $300,000 to cover organizational expenses and expenses related to the Public Offering pursuant to the Note. On September 13, 2017, we drew down $300,000 on the Note. We repaid the Note in full to our Sponsor on October 21, 2020. Subsequent to the consummation of our Public Offering, our liquidity needs have been satisfied through the net proceeds of approximately $2.0 million from the Private Placement held outside of the Trust Account.

In addition to the Note, our Sponsor paid certain costs related to our formation and offering. Costs in the amount of $219,022 were forgiven by the Sponsor in December 2019 and have been recorded within additional paid-in capital. As of October 22, 2020, we owed our Sponsor $135,941 for additional offering costs, which were subsequently paid back in November 2020.

As of October 22, 2020, the Sponsor and WRG advanced $600,000 to us to cover the purchase of additional Private Placement Warrants if the over-allotment were to be exercised in full. As of October 22, 2020, advances amounting to $600,000 were outstanding. Simultaneously with the closing of the sale of the Over-allotment Units, we utilized the advance from our Sponsor and WRG to issue an additional 514,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement, dated October 19, 2020, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of at least $25 million in value of these securities are entitled to demand that we file a registration statement covering such securities and to require us to effect up to an aggregate of three underwritten offerings of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination.

In connection with the Closing, that certain Registration Rights Agreement dated October 19, 2020 (the “IPO Registration Rights Agreement”) will be amended and restated and DCRB, certain persons and entities holding securities of DCRB prior to the Closing (the “Initial Holders”) and certain persons and entities receiving Class A common stock in connection with the business combination (the “New Holders” and together with the Initial Holders, the “Reg Rights Holders”) will enter into that amended and restated IPO Registration Rights Agreement attached as an exhibit to the Business Combination Agreement (the “A&R Registration Rights Agreement”). Pursuant to the A&R Registration Rights Agreement, DCRB will agree that, within 15 business days after the Closing, DCRB will file with the SEC (at DCRB’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the Initial Holders and certain of the New Holders (the “Initial Registration Statement”), and DCRB will use its reasonable best efforts to have the Initial Registration Statement become effective as soon as reasonably practicable after the filing thereof. Additionally, DCRB will agree that, as soon as reasonably practicable after DCRB is eligible to register the Reg Rights Holders’ securities on a registration statement on Form S-3, DCRB will file with the SEC (at DCRB’s sole cost and expense) a registration statement registering the resale of certain securities that were not included on the Initial Registration Statement (the “Subsequent Registration Statement”) and DCRB will use its reasonable best efforts to have the Subsequent Registration Statement become effective as soon as reasonably practicable after the filing thereof. In certain circumstances, the Reg Rights Holders can demand up to three underwritten offerings in any 12 month period and will be entitled to customary piggyback registration rights. The A&R Registration Rights Agreement does not provide for the payment of any cash penalties by DCRB if it fails to satisfy any of its obligations under the A&R Registration Rights Agreement.

Director Independence

NASDAQ listing standards require that a majority of the DCRB Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgement in carrying out the responsibilities of a director. The DCRB Board has determined that Dr. Jennifer Aaker, Jane Kearns, Jim McDermott, Jeffrey H. Tepper and Michael Warren are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the year ended December 31, 2019	For the year ended December 31, 2020
Audit Fees(1)	$-	$91,820
Audit-Related Fees(2)	-	-
Tax Fees(3)	4,000	5,000
All Other Fees(4)	-	-

Total	$4,000	$96,820

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by our independent registered public accounting firm as provided under the audit committee charter.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
2.1*	Business Combination Agreement and Plan of Reorganization, dated as of February 8, 2021, by and among DCRB, Merger Sub and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on February 9, 2021)

3.1	Amended and Restated Certificate of Incorporation of Decarbonization Plus Acquisition Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on October 22, 2020)

3.2	Amended and Restated Bylaws of Decarbonization Plus Acquisition Corporation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-248958) filed with the SEC on September 22, 2020)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-248958) filed with the SEC on October 15, 2020)

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-248958) filed with the SEC on September 30, 2020)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-248958) filed with the SEC on September 30, 2020)

4.4	Warrant Agreement, dated October 19, 2020, between Decarbonization Plus Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on October 22, 2020)

4.5	Description of Securities of Decarbonization Plus Acquisition Corporation

10.1	Letter Agreement, dated October 19, 2020, among Decarbonization Plus Acquisition Corporation, its officers and directors, Decarbonization Plus Acquisition Sponsor, LLC and WRG DCRB Investors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on October 22, 2020)

10.2	Insider Letter Acknowledgement and Agreement dated November 18, 2020, between Decarbonization Plus Acquisition Corporation and Michael Warren (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on November 18, 2020)

10.3	Investment Management Trust Agreement, dated October 19, 2020, between Decarbonization Plus Acquisition Corporation and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on October 22, 2020)

10.4	Registration Rights Agreement, dated October 19, 2020, among Decarbonization Plus Acquisition Corporation, Decarbonization Plus Acquisition Sponsor, LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on October 22, 2020)

10.5	Administrative Support Agreement, dated October 19, 2020, between Decarbonization Plus Acquisition Corporation and Decarbonization Plus Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on October 22, 2020)

10.6	Amended and Restated Promissory Note, dated August 19, 2020, issued to Decarbonization Plus Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-248958) filed with the SEC on September 22, 2020)

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-248958) filed with the SEC on September 30, 2020)

10.8	Securities Subscription Agreement, dated September 12, 2017, between the Registrant (f/k/a Silver Run Acquisition Corporation III) and Sponsor (f/k/a Silver Run Sponsor III, LLC) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-232501) filed with the SEC on September 22, 2020)

10.9	Private Placement Warrants Purchase Agreement, dated October 19, 2020, between Decarbonization Plus Acquisition Corporation and the Purchasers (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on October 22, 2020)

10.10	Lock-Up Agreement, dated as of February 8, 2021, by and among DCRB, Hyzon and certain stockholders of Hyzon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on February 9, 2021)

10.11	Founder Warrant Agreement, dated as of February 8, 2021, by and among DCRB, Sponsor and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on February 9, 2021)

10.12	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on February 9, 2021)

10.13	Ardour Subscription Agreement, dated February 8, 2021, by and among DCRB, Ardour Capital Investments LLC and Hyzon (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on February 9, 2021)

24	Power of Attorney (included on signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*All schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECARBONIZATION PLUS ACQUISITION CORPORATION

Date: March 1, 2021	By:	/s/ Erik Anderson
Erik Anderson
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Erik Anderson and Peter Haskopoulos and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Erik Anderson	Chief Executive Officer	March 1, 2021
Erik Anderson	(Principal Executive Officer)

/s/ Peter Haskopoulos	Chief Financial Officer, Chief Accounting Officer and Secretary	March 1, 2021
Peter Haskopoulos	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Jennifer Aaker	Director	March 1, 2021
Dr. Jennifer Aaker

/s/ Jane Kearns	Director	March 1, 2021
Jane Kearns

/s/ Pierre Lapeyre, Jr.	Director	March 1, 2021
Pierre Lapeyre, Jr

/s/ David Leuschen	Director	March 1, 2021
David Leuschen

/s/ Robert Tichio	Director	March 1, 2021
Robert Tichio

/s/ Jim McDermott	Director	March 1, 2021
Jim McDermott

/s/ Jeffrey Tepper	Director	March 1, 2021
Jeffrey Tepper

/s/ Michael Warren	Director	March 1, 2021
Michael Warren