Form 10-K/A
period 2020-12-31
Decarbonization Plus Acquisition Corp
filed 2021-05-13
CIK 1716583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-39632

Decarbonization Plus Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware	82-2726724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2744 Sand Hill Road, Suite 100 Menlo Park, California	94025
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 993-0076

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one warrant	DCRBU	Nasdaq Capital Market
Class A common stock, par value $0.0001 per share	DCRB	Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	DCRBW	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of May 12, 2021, 22,572,502 shares of Class A common stock, par value $0.0001 per share, and 5,643,125 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Decarbonization Plus Acquisition Corporation (the “Company,” “DCRB,” “we”, “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K as of December 31, 2020 and for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2021 (the “Original 10-K”).

Background of Restatement

On May 11, 2021, the Board of Directors (the “Board”) of the Company, in consultation with management of the Company and upon the recommendation of the Audit Committee of the Board, concluded that it is appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2020 and for the year ended December 31, 2020 (the “Relevant Period”), which were included in the Original 10-K. Considering such restatement, the Company concluded that such audited financial statements should no longer be relied upon. This Amendment includes the restated audited financial statements for the Relevant Period.

The restatement results from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering in October 2020 as components of equity instead of as derivative liabilities. On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 11,286,251 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “Public Offering”) and (ii) the 6,514,500 redeemable warrants that were issued to the Company’s sponsor, independent directors and WRG DCRB Investors, LLC, an affiliate of the Company’s chief executive officer (“WRG”), in private placements (the “Private Placements”) that closed concurrently with the closing of the Public Offering and the sale of over-allotment units (the “Over-allotment Units”) to the Public Offering underwriters (the “Private Placement Warrants,” and together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the Warrant.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815”), the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Public Offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statement of operations in the period of change.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment: (i) certain restated items on the previously issued balance sheet dated as of October 22, 2020, the date that the Public Offering closed, that were previously reported on a Current Report on Form 8-K filed with the SEC on October 28, 2020, and (ii) restated financial statements as of December 31, 2020 and for the year ended December 31, 2020 that were previously included in the Original 10-K, to restate the following non-cash items:

•	understatement of liabilities and overstatement of temporary equity by approximately $16.3 million and $33.6 million as of October 22, 2020 and December 31, 2020, respectively;

•	understatement of additional paid-in capital and accumulated deficit by approximately $0.6 million and $16.1 million as of October 22, 2020 and December 31, 2020;

i

•	understatement of net loss by approximately $16.1 million for the year ended December 31, 2020; and

•	understatement of basic and diluted net loss per share, non-redeemable common stock of $(3.16) for the year ended December 31, 2020.

The restatement of the financial statements had no impact on the Company’s liquidity or cash position.

See Note 2 to the Notes to Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

In connection with the restatement of the financial statements described above , the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Part II, Item 9A. Controls and Procedures of this Amendment.

Items Amended

The following items are amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; (iv) Part II, Item 9A. Controls and Procedures; (v) Part III, Item 14. Principal Accountant Fees and Services. and (vi) Part IV, Item 15. Exhibits and Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

CERTAIN TERMS

References to our “initial business combination” refer to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, References to our “Sponsor” refer to Decarbonization Plus Acquisition Sponsor, LLC, a Delaware limited liability company. References to “Riverstone” are to Riverstone Investment Group LLC, a Delaware limited liability company, and its affiliates. References to “Riverstone Funds” are to a family of private equity funds in the energy and power industry that are managed by Riverstone. References to “equity-linked securities” are to any securities of the Company or any of our subsidiaries which are convertible into, or exchangeable or exercisable for, equity securities of the Company or such subsidiary, including any securities issued by the Company or any of our subsidiaries which are pledged to secure any obligation of any holder to purchase equity securities of the Company or any of our subsidiaries. References to the “Closing Date” refer to October 22, 2020, the date on which our Public Offering closed. References to “public shares” are to shares of our Class A common stock sold as part of the units in our Public Offering. References to “public stockholders” are to the holders of our public shares. References to “Founder Shares” are to the 11,500,000 shares of our Class B common stock the Sponsor purchased in September 2017 for an aggregate price of $25,000, or approximately $0.002 per share. References to the “Exchange Act” are to the Securities Exchange Act of 1934.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Amendment may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Amendment may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination, particularly in light of disruption that may result from limitations imposed by the coronavirus (“COVID-19”) pandemic;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this Amendment are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Amendment, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risk Factor Summary

Risks Relating to a Special Purpose Acquisition Company and our Securities

•

We are a recently formed company with no operating history and no revenues (other than interest earned on proceeds from the Public Offering and private placements deposited into a U.S. based trust account (the “Trust Account”)), and you have no basis on which to evaluate our ability to achieve our business objective.

•

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

•

The requirement that we complete our initial business combination within 24 months after the closing of our Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline.

•

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

•

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or Warrants, potentially at a loss.

Risks Relating to our Securities

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.

•	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination.

•

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

•

Our search for a business combination, and any target businesses with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic and the status of the debt and equity markets.

•	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

•

We have not registered the shares of Class A common stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise Warrants, thus precluding such investor from being able to exercise its Warrants except on a cashless basis and potentially causing such Warrants to expire worthless.

•

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

•

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Risks Relating to Riverstone, our Sponsor and Our Management Team

•	Past performance by Riverstone, including our management team, may not be indicative of future performance of an investment in us.

•

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

•

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

•	Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

•

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

•

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

•

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

•

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

•

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

•	Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us.

•	Our Warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.

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

We may choose not to hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete. Please refer to “Part I, Item 1. Business — Stockholders May Not Have the Ability to Approve Our Initial Business Combination” of the Original 10-K for additional information.

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

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Warrants could be to reduce the number of Warrants outstanding or to vote such Warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements. See “Part I, Item 1. Business — Permitted Purchases of our Securities” of the Original 10-K for a description of how our Sponsor, directors, officers, advisors or any of their affiliates will select which stockholders to purchase securities from in any private transaction.

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

II. Risks Relating to our Securities

Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued the SEC Statement, which focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 11,286,251 Public Warrants and 6,514,500 Private Placement Warrants, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Amendment are derivative liabilities related to embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our Audit Committee we concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 and our previously issued audited balance sheet dated as of October 22, 2020 (the “Restatement”). See “Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Prior to our initial business combination, only holders of our Founder Shares will have the right to vote on the election of directors. As a “controlled company” within the meaning of NASDAQ’s rules, we may qualify for and rely on exceptions from certain corporate governance requirements. Under NASDAQ corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under NASDAQ rules;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have independent director oversight of our director nominations.

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

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended (“the “Investment Company Act”), we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

Our search for a business combination, and any target businesses with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic and the status of the debt and equity markets.

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

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for the Company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Amendment regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interests of our investors;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•

could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our Units, Class A common stock and/or Warrants.

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

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so, or we may pursue an acquisition opportunity jointly with our Sponsor, or one or more of its affiliates (a “Affiliated Joint Acquisition”) Affiliated Joint Acquisition with one or more affiliates of Riverstone and/or one or more investors in the Riverstone Funds. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

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

We may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

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

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Each Unit contains one-half of one Warrant. Pursuant to the warrant agreement, no fractional Warrants will be issued upon separation of the Units, and only whole Warrants will trade. This is different from other blank check companies similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of a business combination since the Warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if they included a warrant to purchase one whole share.

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

•

higher costs and difficulties inherent in executing cross-border transactions, managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

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

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” and elsewhere in this Amendment and the Original 10-K.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in “Note 2 - Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see “Explanatory Note” and “ Part II, Item 9A. Controls and Procedures,” both contained herein.

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

Simultaneously with the closing of the Public Offering, we consummated the sale of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, our independent directors and WRG, generating gross proceeds of $6.0 million. Simultaneously with the closing of the sale of the Over-allotment Units, our Sponsor and WRG purchased an additional 514,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of approximately $514,500.

Approximately $225.7 million ($10.00 per Unit) of the net proceeds of the Public Offering (including the Over-allotment Units) and certain of the proceeds of the Private Placement was placed the Trust Account located in the United States with the Trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation.

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

Proposed Business Combination

Business Combination Agreement

On February 8, 2021, we entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement”) with DCRB Merger Sub Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and Hyzon Motors Inc., a Delaware corporation (“Hyzon”), pursuant to which Merger Sub will be merged with and into Hyzon (the “Merger,” together with the other transactions related thereto, the “Proposed Transactions”), with Hyzon surviving the Merger as our wholly owned subsidiary. The parties expect the Proposed Transactions to be completed in the second quarter of 2021, subject to, among other things, the approval of the Proposed Transactions by our stockholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions.

Lock-Up Agreement

In connection with the execution of the Business Combination Agreement, on February 8, 2021, certain stockholders of Hyzon, whose ownership interests collectively represent approximately 90% of the outstanding common stock par value $0.001 per share, of Hyzon (“Hyzon Common Stock”) on a fully diluted basis, entered into the Lock-Up Agreement (the “Lock-Up Agreement”) with us and Hyzon pursuant to which they agreed, subject to certain customary exceptions, not to effect any direct or indirect sale, assignment, encumbrance, pledge, hypothecation, disposition, loan or other transfer, or entry into any agreement with respect to any sale, assignment, encumbrance, pledge, hypothecation, disposition, loan or other transfer, with respect to any shares of our Class A common stock held by them immediately after the effective time of the Merger, including any shares of our Class A common stock issuable upon the exercise of any warrants or other rights to purchase shares of our Class A common stock held by them immediately following the Closing, for six months after the Closing.

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

Pursuant to the Subscription Agreements, we agreed that, within 15 calendar days after the consummation of the Proposed Transactions, we will file with the SEC (at our sole cost and expense) we will file with the SEC (at our sole cost and expense) a registration statement registering the resale of the PIPE Shares (the “PIPE Resale Registration Statement”) , and we will use our reasonable best efforts to have the PIPE Resale Registration Statement declared effective as soon as practicable after the filing thereof.

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

Results of Operations

Our only activities from Inception through December 31, 2020 related to our formation and the Public Offering, as well as due diligence costs incurred. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the year ended December 31, 2019, we had a net loss of approximately $0.2 million, which consisted of approximately $0.2 million in expensed offering costs.

For the year ended December 31, 2020, we had a net loss of approximately $21.6 million, which consisted of approximately $5.5 million in general and administrative expenses, including due diligence costs incurred in the pursuit of our acquisition plans, $0.6 million of expensed offering costs and a change in the fair value of warrant liabilities of $15.5 million, offset by interest earned on marketable securities held in the Trust Account of $2.7 thousand.

As a result of the restatement described in Note 2 of the Notes to Financial Statements included herein, we classify the Warrants issued in connection with our Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

We have identified the following critical accounting policies:

Warrant Liabilities

We account for the Warrants issued in connection with the Public Offering in accordance with the guidance contained in ASC 815, under which the Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Decarbonization Plus Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Decarbonization Plus Acquisition Corporation (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2017.

New York, New York

May 12, 2021

DECARBONIZATION PLUS ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2020	December 31, 2019
	As Restated
ASSETS:
Current assets:
Cash	$—	$315,600

Total Current Assets	—	315,600
Investment held in Trust Account	225,727,721	—
Deferred offering costs	—	23,000
Prepaid insurance	1,062,000	—

Total assets	$226,789,721	$338,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable - offering costs (affiliate)	$—	$14,000
Accrued offering costs	175,000	—
Accounts payable - affiliate	1,324,257	—
Accrued expenses	3,572,935	—
Sponsor Note Payable	—	300,000

Total Current Liabilities	5,072,192	314,000
Warrant liabilities	33,600,270
Deferred underwriting fee payable	7,900,376	—

Total liabilities	46,572,838	314,000

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, 17,521,688 and 0 shares, respectively, at $10.00 per share	175,216,880	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 250,000,000 shares authorized; 5,050,814 and 0 shares, respectively, issued and outstanding (excluding 17,521,688 and no shares subject to possible redemption) at December 31, 2020 and 2019, respectively	505	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 5,643,125 and 5,750,000 shares, respectively, issued and outstanding at December 31, 2020 and 2019, respectively	564	575
Additional paid-in capital	26,841,231	243,447
Retained earnings (accumulated deficit)	(21,842,297)	(219,422)

Total stockholders’ equity	5,000,003	24,600

Total liabilities and stockholders’ equity	$226,789,721	$338,600

The accompanying notes are an integral part of these financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
	As Restated
Operating expenses:
General and administrative expenses	$5,479,699	$1,780

Loss from operations	(5,479,699)	(1,780)
Other income/(expense)
Interest earned on marketable securities held in Trust Account	$2,701	$—
Expensed offering costs	(654,656)	(215,180)
Change in fair value of warrant liabilities	(15,491,221)	—

Net loss	$(21,622,875)	$(216,960)

Weighted average shares outstanding of Class A redeemable common stock, basic and diluted	21,826,849	—

Basic and diluted net income per common share, Class A redeemable common stock	$0.00	$—

Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	5,123,002	5,000,000

Basic and diluted net loss per common share, Class B non-redeemable common stock	$(4.22)	$(0.04)

The accompanying notes are an integral part of these financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2019 TO DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances, January 1, 2019	—	$—	5,750,000	$575	$24,425	$(2,462)	$22,538
Net loss	—	—	—	—	—	(216,960)	(216,960)
Expense forgiveness from sponsor	—	—	—	—	219,022	—	219,022

Balances as of December 31, 2019	—	$—	5,750,000	$575	$243,447	$(219,422)	$24,600

Balances, January 1, 2020	—	$—	5,750,000	$575	$243,447	$(219,422)	$24,600
Sale of Class A Common Stock to Public, net of underwriting discounts, offering costs and initial classification of warrant liabilities, as restated	22,572,502	2,257	—	—	201,812,901	—	201,815,158
Forfeiture of Founder Shares	—	—	(106,875)	(11)	11	—	—
Common stock subject to possible redemption, as restated	(17,521,688)	(1,752)	—	—	(175,215,128)	—	(175,216,880)
Net loss, as restated	—	—	—	—	—	(21,622,875)	(21,622,875)

Balances as of December 31, 2020, as restated	5,050,814	$505	5,643,125	$564	$26,841,231	$(21,842,297)	$5,000,003

The accompanying notes are an integral part of these financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
	As Restated
Cash flow from operating activities:
Net loss	$(21,622,875)	$(216,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	15,491,221	—
Expensed offering costs	654,656	—
Interest earned on marketable securities held in Trust Account	(2,701)	—
Changes in operating assets and liabilities:
Accounts payable	1,324,257	212,960
Accrued expenses	3,572,935	—
Prepaid expenses	(1,062,000)	—

Net cash used in operating activities	(1,644,507)	(4,000)

Cash flows from investing activities:
Investment of cash in Trust Account	(225,725,020)	—

Net cash used in investing activities	(225,725,020)	—

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	221,210,520	—
Proceeds from sale of Private Placement Warrants	6,514,500	—
Payment of offering costs	(371,093)	—
Payment of Sponsor note	(300,000)	—

Net cash provided by financing activities	227,053,927	—

Net decrease in cash	(315,600)	(4,000)
Cash at beginning of year	315,600	319,600

Cash at end of year	$—	$315,600

Supplemental disclosure of non-cash financing activities:
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	$18,109,049	$—
Initial classification of Class A common stock subject to possible redemption	173,086,620	—
Change in initial value of Class A common stock subject to possible redemption	2,130,260	—
Accrued offering costs	175,000	14,000
Forgiveness of debt—sponsor	$—	$219,022

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

The registration statement for the Initial Public Offering was declared effective on October 19, 2020. On October 22, 2020, the Company consummated the Initial Public Offering of 22,572,502 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 2,572,502 units (the “Over-allotment Units”) on November 12, 2020, at $10.00 per Unit, generating gross proceeds of $225,725,020, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of 6,514,500 warrants (the “Private Placement Warrants”), including 514,500 warrants as a result of the underwriters’ partial exercise of their over-allotment option on November 12, 2020, at a price of $1.00 per Private Placement Warrant in a private placement to Decarbonization Plus Acquisition Sponsor, LLC (the “Sponsor”), the Company’s independent directors and an affiliate of the Company’s chief executive officer, generating gross proceeds of $6,514,500, which is described in Note 5.

Transaction costs amounted to $12,969,969, consisting of $4,514,500 of underwriting fees, $7,900,376 of deferred underwriting fees and $555,093 of other offering costs. In addition, at December 31, 2020, there was no cash held outside of the Trust Account (as defined below) available for working capital purposes, but the Company has access to working capital loans from the Sponsor, which is described in Note 5.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity”(“ASC 480”).

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

Going Concern and Liquidity

As of December 31, 2020, the Company had no cash balance, but the Company has access to working capital loans from the Sponsor, which is described in Note 5. This excludes interest income of approximately $2,701 from the Company’s investment in the Trust Account which is available to the Company for tax obligations. Through December 31, 2020, the Company has not withdrawn any interest income from the Trust Account to pay its income and franchise taxes.

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

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to funds from the Sponsor, which is described in Note 5, and the Sponsor has the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Business Combination and one year from the date of issuance of these financial statements.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Restatement of Previously Issued Financial Statements

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). Specifically, the

SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 11,286,251 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in Initial Public Offering and (ii) the 6,514,500 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the Initial Public Offering (together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815”), the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with FASB ASC 820, “Fair Value Measurement”, (“ASC 820”) with changes in fair value recognized in the Statements of Operations in the period of change.

In accordance with ASC Topic 340, Other Assets and Deferred Costs, as a result of the classification of the Warrants as derivative liabilities, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. The portion of offering costs that was expensed was determined based on the relative fair value of the Public Warrants and Public Shares included in the Units.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash flows or cash. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements as of and for the period ended December 31, 2020 and October 22, 2020 (the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding Warrants and should no longer be relied upon.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of October 22, 2020
Warrant liabilities	$—	$16,280,000	$16,280,000
Total liabilities	8,210,525	16,280,000	24,490,525
Class A common stock subject to possible redemption	189,366,620	(16,280,000)	173,086,620
Class A common stock	106	163	269
Additional paid-in capital	5,222,185	588,097	5,810,282
Retained earnings (accumulated deficit)	(222,860)	(588,260)	(811,120)
Balance Sheet as of December 31, 2020 (audited)
Warrant liabilities	$—	$33,600,270	$33,600,270
Total liabilities	12,972,568	33,600,270	46,572,838
Class A common stock subject to possible redemption	208,817,150	(33,600,270)	175,216,880
Class A common stock	169	336	505
Additional paid-in capital	10,695,690	16,145,541	26,841,231
Retained earnings (accumulated deficit)	(5,696,420)	(16,145,877)	(21,842,297)
Statement of Operations for the Year Ended December 31, 2020 (audited)
Expensed offering costs	$—	$(654,656)	$(654,656)
Change in fair value of warrant liabilities	—	(15,491,221)	(15,491,221)
Net loss	(5,476,998)	(16,145,877)	(21,622,875)
Basic and diluted net loss per common share, Class B non-redeemable common stock	(1.06)	(3.16)	(4.22)
Statement of Cash Flows for the Year Ended December 31, 2020 (audited)
Cash flow from operating activities:
Net loss	$(5,476,998)	$(16,145,877)	$(21,622,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	—	15,491,221	15,491,221
Expensed offering costs	—	654,656	654,656
Supplemental disclosure of non-cash investing and financing activities:
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	—	16,280,000	16,280,000

Note 3 — Summary of Significant Accounting Policies

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, excluding shares of common stock subject to forfeiture, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. Weighted average shares were reduced for the effect of an aggregate of 106,875 of Class B shares of common stock that were forfeited as the over-allotment option for the Initial Public Offering was not exercised in full or in part by the underwriters (see Note 4). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

The Company’s statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account (net of applicable franchise and income taxes of approximately $2,701 for the year ended December 31, 2020), by the weighted average number of redeemable common stock outstanding for the period or since original issuance. Net loss per common share, basic and diluted for non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Non-redeemable common stock includes the Founder Shares (as defined below) as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Interest Income	$2,701	$—
Income and Franchise Tax	$(2,701)	$—

Net Loss	$(0)	$—
Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock, Basic and Diluted	21,826,849	—
Loss/Basic and Diluted Redeemable Common Stock	$0.00	$—
Non-Redeemable Common Stock
Numerator: Net Loss minus Redeemable Net Loss
Net Loss	$(21,622,875)	$(216,960)
Redeemable Net Loss	$—	$—

Non-Redeemable Net Loss	$(21,622,875)	$(216,960)
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Common Stock, Basic and Diluted	5,123,002	5,000,000
Loss/Basic and Diluted Non-Redeemable Common Stock	$(4.22)	$(0.04)

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

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 9).

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheets, primarily due to their short term nature. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. See Note 9 for the levels within the valuation hierarchy, as well as additional information on assets and liabilities measured at fair value.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. The Company incurred offering costs amounting to $11,555,093 upon the completion of the Initial Public Offering. In connection with the sale of the Over-allotment Units, the Company incurred an additional $514,500 of underwriting fees and $900,376 of deferred underwriting fees.

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—Expenses of Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company recorded $12,315,313 of offering costs as a reduction of equity in connection with the Public Shares included in the Units. The Company immediately expensed $654,656 of offering costs in connection with the Public Warrants included in the Units that were classified as liabilities.

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

Note 4 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 22,572,502 Units, at a purchase price of $10.00 per Unit, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 2,572,502 Over-allotment Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 5 — Related Party Transactions

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Company’s independent directors and an affiliate of the Company’s chief executive officer purchased 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,000,000. The Sponsor and an affiliate of the Company’s chief executive officer agreed to purchase up to an additional 600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or an aggregate additional $600,000, to the extent the underwriter’s over-allotment option was exercised in full. Simultaneously with the closing of the sale of the Over-allotment Units, the Sponsor and the affiliate of the Company’s chief executive officer purchased an additional 514,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of approximately $514,500 (see Note 2 for further information regarding the accounting treatment of the Private Placement Warrants).

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

Registration Rights

Pursuant to a Registration Rights Agreements entered into on October 19, 2020, the holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans (as defined below), if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock). These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Advance from Related Party

As of October 22, 2020, the Sponsor and affiliate of the Company’s chief executive officer advanced $600,000 to the Company to cover the purchase of additional Private Placement Warrants if the over-allotment is exercised in full. Simultaneously with the closing of the sale of the Over-allotment Units, the Company utilized the advance from the Sponsor and the affiliate of the Company’s chief executive officer to issue an additional 514,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (see Note 2 for further information regarding the accounting treatment of the Private Placement Warrants). The over-allotment option expired on December 3, 2020, resulting in the return of $85,500 of the advancement not utilized. As of December 31, 2020, there were no advances outstanding.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants of the post business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of December 31, 2020 and December 31, 2019, the Company had no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,900,376 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

Business Combination Agreement

On February 8, 2021, the Company entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement”) with DCRB Merger Sub Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and Hyzon Motors Inc., a Delaware corporation (“Hyzon”), pursuant to which Merger Sub will be merged with and into Hyzon (the “Merger,” together with the other transactions related thereto, the “Proposed Transactions”), with Hyzon surviving the Merger as our wholly owned subsidiary. The parties expect the Proposed Transactions to be completed in the second quarter of 2021, subject to, among other things, the approval of the Proposed Transactions by the Company’s stockholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions. Please see the Form 8-K filed with the SEC on February 9, 2021 for additional information.

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

Note 7 — Stockholders’ Equity

Common Stock

On October 19, 2020, the Company amended and restated its certificate of incorporation to, among other things, increase the number of authorized shares of Class A common stock from 200,000,000 to 250,000,000. The authorized common stock of the Company includes up to 250,000,000 shares of Class A common stock with a par value of $0.0001 per share and 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2020, and December 31, 2019, there were 17,521,688 and 0 shares, respectively, of Class A common stock issued and outstanding, of which 20,881,715 and 0 shares, respectively, were subject to possible redemption. At December 31, 2020 and December 31, 2019, there were 5,643,125 and 5,750,000 shares, respectively, of Class B common stock issued and outstanding, which reflects that on September 18, 2020, October 7, 2020, October 8, 2020 and December 3, 2020, the Sponsor returned 2,875,000, 1,437,500, 1,437,500 and 106,875 Founder Shares, respectively, to the Company at no cost.

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

The Warrants will become exercisable on the later of:

•	30 days after the completion of the Initial Business Combination or,

•	12 months from the closing of the Initial Public Offering.

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

The Company has not registered the shares of Class A common stock issuable upon exercise of the Warrants. However, the Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of an Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the Company’s option, require holders of the Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants for cash (except as described in the prospectus for the Initial Public Offering with respect to the Private Placement Warrants):

•	In whole and not in part;

•	At a price of $0.01 per Warrant;

•	Upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and

•

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

•	in whole and not in part;

•

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

•	upon a minimum of 30 days’ prior written notice of redemption;

•

if, and only if, the last sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrantholders; and

•

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

As of December 31, 2020, there were 11,286,251 Public Warrants and 6,514,500 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on the Balance Sheet in accordance with the guidance contained in ASC 815-40.

The warrant liabilities are initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period using a Monte-Carlo model. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized losses in connection with changes in the fair value of warrant liabilities of $15,491,221 within change in fair value of warrant liabilities in the Statements of Operations during the year ended December 31, 2020.

Note 8 — Income Tax

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrant liabilities	(15.0)%
Non-deductible transaction costs	(0.6)%
Change in valuation allowance	(5.4)%

Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 9 — Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	$225,727,721	$225,727,721	$—	$—
Liabilities:
Warrant liability – Public Warrants	$20,766,705	$20,766,705	$—	$—
Warrant liability – Private Placement Warrants	$12,833,565	$—	$—	$12,833,565

The Company utilized a Monte Carlo simulation model to value the warrant liabilities that are categorized within Level 1 at the date of the Initial Public Offering and utilizes a Black-Scholes model to value the warrant liabilities that are categorized within Level 3 at each reporting period, with changes in fair value recognized in the Statements of Operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The significant unobservable inputs used in the Monte Carlo simulation model and the Black-Scholes model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	At October 22, 2020 (Initial Measurement)	As of December 31, 2020
Stock price	$9.50	$10.60
Strike price	$11.50	$11.50
Term (in years)	5.6	5.4
Volatility	23.0%	27.8%
Risk-free rate	0.5%	0.4%
Dividend yield	0.0%	0.0%
Fair value of warrants	$1.03	$1.97

The following table provides a summary of the changes in fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2019	$—	$—	$—
Initial measurement at October 22, 2020	6,180,000	10,100,000	16,280,000
Initial measurement of over-allotment warrants	529,935	1,299,114	1,829,049
Change in valuation inputs or other assumptions	6,123,630	9,367,591	15,491,221

Fair value as of December 31, 2020	$12,833,565	$20,766,705	$33,600,270

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2020.

Note 10 — Subsequent Events

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

In connection with our proposed business combination with Hyzon, certain of our purported stockholders have filed lawsuits alleging breaches of fiduciary duty against the company and its directors related to the proposed business combination and the preliminary proxy statement filed in connection therewith. Lanctot v. Decarbonization Plus Acquisition Corp. et al., Index No. 652070/2021 (N.Y. Sup. Ct., N.Y. Cnty.); Pham v. Decarbonization Plus Acquisition Corp. et al., Case No. 21-CIV-01928 (Cal. Sup., San Mateo Cnty.). We have also received demand letters making similar allegations. We believe that these pending and threatened lawsuits are without merit.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Internal Control over Financial Reporting

This Amendment does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal year, there had been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for Warrants issued in connection with our Public Offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Restatement of Previously Issued Financial Statements

On May 12, 2021, we revised our prior position on accounting for warrants and restated our financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Item 9B.	Other Information.

None.

PART III

Item 14.	Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the year ended December 31, 2019	For the year ended December 31, 2020
Audit Fees(1)	$—	$91,820
Audit-Related Fees(2)	—	—
Tax Fees(3)	4,000	5,000
All Other Fees(4)	—	—

Total	$4,000	$96,820

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q, the audit of our December 31, 2020 financial statements included in the Original Filing and the audit of our restated financial statements included in this Amendment, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

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

(a) The following documents are filed as part of this Amendment: Financial Statements: See “Index to Financial Statements” at “ Part II, Item 8. Financial Statements and Supplementary Data” herein.

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment.

Exhibit No.	Description

2.1	Business Combination Agreement and Plan of Reorganization, dated as of February 8, 2021, by and among DCRB, Merger Sub and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on February 9, 2021)

3.1	Amended and Restated Certificate of Incorporation of Decarbonization Plus Acquisition Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on October 22, 2020)

3.2	Amended and Restated Bylaws of Decarbonization Plus Acquisition Corporation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-248958) filed with the SEC on September 22, 2020)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-248958) filed with the SEC on October 15, 2020)

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-248958) filed with the SEC on September 30, 2020)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-248958) filed with the SEC on September 30, 2020)

4.4	Warrant Agreement, dated October 19, 2020, between Decarbonization Plus Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on October 22, 2020)

4.5	Description of Securities of Decarbonization Plus Acquisition Corporation (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-39632) filed with the SEC on March 1, 2021)

10.1	Letter Agreement, dated October 19, 2020, among Decarbonization Plus Acquisition Corporation, its officers and directors, Decarbonization Plus Acquisition Sponsor, LLC and WRG DCRB Investors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on October 22, 2020)

10.2	Insider Letter Acknowledgement and Agreement dated November 18, 2020, between Decarbonization Plus Acquisition Corporation and Michael Warren (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on November 18, 2020)

10.3	Investment Management Trust Agreement, dated October 19, 2020, between Decarbonization Plus Acquisition Corporation and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on October 22, 2020)

10.4	Registration Rights Agreement, dated October 19, 2020, among Decarbonization Plus Acquisition Corporation, Decarbonization Plus Acquisition Sponsor, LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on October 22, 2020)

10.5	Administrative Support Agreement, dated October 19, 2020, between Decarbonization Plus Acquisition Corporation and Decarbonization Plus Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on October 22, 2020)

10.6	Amended and Restated Promissory Note, dated August 19, 2020, issued to Decarbonization Plus Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-248958) filed with the SEC on September 22, 2020)

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-248958) filed with the SEC on September 30, 2020)

10.8	Securities Subscription Agreement, dated September 12, 2017, between the Registrant (f/k/a Silver Run Acquisition Corporation III) and Sponsor (f/k/a Silver Run Sponsor III, LLC) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-232501) filed with the SEC on September 22, 2020)

10.9	Private Placement Warrants Purchase Agreement, dated October 19, 2020, between Decarbonization Plus Acquisition Corporation and the Purchasers (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on October 22, 2020)

10.10	Lock-Up Agreement, dated as of February 8, 2021, by and among DCRB, Hyzon and certain stockholders of Hyzon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on February 9, 2021)

10.11	Founder Warrant Agreement, dated as of February 8, 2021, by and among DCRB, Sponsor and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on February 9, 2021)

10.12	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on February 9, 2021)

10.13	Ardour Subscription Agreement, dated February 8, 2021, by and among DCRB, Ardour Capital Investments LLC and Hyzon (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on February 9, 2021)

24	Power of Attorney (incorporated by reference to Exhibit 24 to the Company’s Annual Report on Form 10-K (File No. 001-39632) filed with the SEC on March 1, 2021)

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECARBONIZATION PLUS ACQUISITION CORPORATION

By:	/s/ Erik Anderson
Name: Erik Anderson
Title: Chief Executive Officer

Name	Title	Date
/s/ Erik Anderson	Chief Executive Officer	May 12, 2021
Erik Anderson	(Principal Executive Officer)

/s/ Peter Haskopoulos	Chief Financial Officer, Chief Accounting Officer and Secretary	May 12, 2021
Peter Haskopoulos	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Dr. Jennifer Aaker	Director	May 12, 2021
Dr. Jennifer Aaker

/s/ Jane Kearns	Director	May 12, 2021
Jane Kearns

/s/ Pierre Lapeyre, Jr.	Director	May 12, 2021
Pierre Lapeyre, Jr.

/s/ David Leuschen	Director	May 12, 2021
David Leuschen

/s/ James AC McDermott	Director	May 12, 2021
James AC McDermott

/s/ Jeffrey Tepper	Director	May 12, 2021
Jeffrey Tepper

/s/ Robert Tichio	Director	May 12, 2021
Robert Tichio