Form 10-Q
period 2021-03-31
Decarbonization Plus Acquisition Corp
filed 2021-05-24
CIK 1716583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Decarbonization Plus Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware	001-39632	82-2726724
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

2744 Sand Hill Road, Suite 100 Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

(212) 993-0076

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

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

As of May 24, 2021, 22,572,502 shares of Class A common stock, par value $0.0001 per share, and 5,643,125 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DECARBONIZATION PLUS ACQUISITION CORPORATION
Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Decarbonization Plus Acquisition Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS:
Current assets:
Cash	$-	$-
Total current assets	-	-
Investment held in Trust Account	225,731,056	225,727,721
Prepaid insurance	916,521	1,062,000
Total assets	$226,647,577	$226,789,721

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - affiliate	$1,984,190	$1,324,257
Accrued offering costs	175,000	175,000
Accrued expenses	3,543,646	3,572,935
Total Current Liabilities	5,702,836	5,072,192
Warrant liabilities	33,938,854	33,600,270
Deferred underwriting fee payable	7,900,376	7,900,376
Total liabilities	47,542,066	46,572,838

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, 17,410,551 and 17,521,688 shares, respectively, at $10.00 per share	174,105,510	175,216,880

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 250,000,000 shares authorized; 5,161,951 and 5,050,814 shares, respectively, issued and outstanding (excluding 17,410,551 and 17,521,688 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	516	505
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 5,643,125 and 5,643,125 shares, respectively, issued and outstanding at March 31, 2021 and December 31, 2020, respectively	564	564
Additional paid-in capital	27,952,590	26,841,231
Accumulated deficit	(22,953,669)	(21,842,297)
Total stockholders' equity	5,000,001	5,000,003
Total liabilities and stockholders' equity	$226,647,577	$226,789,721

Decarbonization Plus Acquisition Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Period Ended March 31, 2021	For the Period Ended March 31, 2020
Operating expenses:
General and administrative expenses	$776,122	$859
Loss from operations	(776,122)	(859)

Other Income
Interest earned on marketable securities held in Trust Account	$3,334	$-
Change in fair value of warrant liabilities	(338,584)	-

Net loss	$(1,111,372)	$(859)

Weighted average shares outstanding of redeemable common stock, basic and diluted	22,572,502	-

Basic and diluted net income per common share, redeemable common stock	$0.00	$-

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	5,643,125	5,643,125

Basic and diluted net loss per common share, non-redeemable common stock	$(0.20)	$(0.00)

Decarbonization Plus Acquisition Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from January 1, 2020 to March 31, 2020 and the period from January 1, 2021 to March 31, 2021

					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2020	-	$-	5,750,000	$575	$243,447	$(219,422)	$24,600
Net loss	-	-	-	-	-	(859)	(859)
Balances as of March 31, 2020	-	$-	5,750,000	$575	$243,447	$(220,281)	$23,741

Balances, January 1, 2021	5,050,814	$505	5,643,125	$564	$26,841,231	$(21,842,297)	$5,000,003
Common stock subject to possible redemption	111,137	11	-	-	1,111,359	-	1,111,370
Net loss	-	-	-	-	-	(1,111,372)	(1,111,372)
Balances as of March 31, 2021	5,161,951	$516	5,643,125	$564	$27,952,590	$(22,953,669)	$5,000,001

Decarbonization Plus Acquisition Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period Ended March 31, 2021	For the Period Ended March 31, 2020
Cash flow from operating activities:
Net loss	$(1,111,372)	$(859)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	338,584
Interest earned on marketable securities held in Trust Account	(3,334)	-
Changes in operating assets and liabilities:
Accounts payable	659,932	859
Accrued expenses	(29,289)	-
Prepaid insurance	145,479	-
Net cash used in operating activities	-	-

Net decrease in cash	-	-
Cash at beginning of period	-	315,600
Cash at end of period	$-	$315,600

Supplemental disclosure of non-cash financing activities:

Change in value of Class A common stock subject to possible redemption	$(1,111,370)	$-

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

At March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, as well as the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $12,969,969, consisting of $4,514,500 of underwriting fees, $7,900,376 of deferred underwriting fees and $555,093 of other offering costs. In addition, at March 31, 2021, there was no cash held outside of the Trust Account (as defined below) available for working capital purposes, but the Company has access to working capital loans from the Sponsor, which is described in Note 4.

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

Going Concern and Liquidity

As of March 31, 2021, the Company had no cash balance, but the Company has access to working capital loans from the Sponsor, which is described in Note 4, to partially cover the working capital deficit of $5.7 million as of March 31, 2021. This excludes interest income of approximately $3,334 from the Company’s investment in the Trust Account which is available to the Company for tax obligations. Through March 31, 2021, the Company has not withdrawn any interest income from the Trust Account to pay its income and franchise taxes.

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

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary since its formation. All material intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

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

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Amendment No. 1 of the Form 10-K/A filed by the Company with the SEC on May 13, 2021.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, excluding shares of common stock subject to forfeiture, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method.  At March 31, 2021 and 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

The Company’s statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account (net of applicable franchise and income taxes for the period ended March 31, 2021), by the weighted average number of redeemable common stock outstanding for the period or since original issuance. Net loss per common share, basic and diluted for non-redeemable common stock is calculated by dividing the net income

(loss), less income attributable to redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Non-redeemable common stock includes the Founder Shares (as defined below) as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Period Ended March 31, 2021	Period Ended March 31, 2020
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Interest Income	$3,334	$-
Income and Franchise Tax	$(3,334)	$-
Net Loss	$(0)	$-
Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock, Basic and Diluted	22,572,502	-
Loss/Basic and Diluted Redeemable Common Stock	$0.00	$-

Non-Redeemable Common Stock
Numerator: Net Loss minus Redeemable Net Loss
Net Loss	$(1,111,372)	$(859)
Redeemable Net Loss	$-	$-
Non-Redeemable Net Loss	$(1,111,372)	$(859)
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Common Stock, Basic and Diluted	5,643,125	5,000,000
Loss/Basic and Diluted Non-Redeemable Common Stock	$(0.20)	$(0.00)

Note: As of March 31, 2021 and 2020, basic and diluted shares are the same as there are no securities that are dilutive to the Company’s common stockholders.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company utilized a Monte Carlo simulation model to value the warrant liabilities that are categorized within Level 1 at the date of the Initial Public Offering and utilizes a Black-Scholes model to value the warrant liabilities that are categorized within Level 3 at each reporting period, with changes in fair value recognized in the Statements of Operations (see Note 7).

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

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. See Note 7 for the levels within the valuation hierarchy, as well as additional information on assets and liabilities measured at fair value.

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

Cash and cash equivalents

Cash includes amounts held at banks with an original maturity of less than three months. As of March 31, 2021, and December 31, 2020, the Company held $0 and $0, respectively, in cash.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

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

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company recorded $12,315,313 of offering costs as a reduction of equity in connection with the Public Shares included in the Units. The Company immediately expensed $654,656 of offering costs in connection with the Public Warrants included in the Units that were classified as liabilities.

As of March 31, 2021 and December 31, 2020, the Company had no deferred offering costs on the accompanying balance sheets.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits, deferred tax assets or valuations against them as of March 31, 2021 and December 31, 2020, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021 and March 31, 2020, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company had no tax liability as of March 31, 2021 and December 31, 2020, respectively.

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

Note 4 — Related Party Transactions

Founder Shares

On September 12, 2017, the Sponsor purchased 11,500,000 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.002 per share. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Public Shares except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. On September 18, 2020, the Sponsor agreed to return 2,875,000 Founder Shares to the Company at no cost. In October 2020, the Sponsor agreed to return an additional 2,875,000 Founder

Shares to the Company at no cost. The Sponsor and an affiliate of the Company’s chief executive officer agreed to forfeit up to an aggregate of 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ partial exercise their over-allotment option on November 12, 2020, 643,125 Founder Shares are no longer subject to forfeiture. The over-allotment option expired on December 3, 2020, resulting in the forfeiture of 106,875 Founder Shares to the Company at no cost.

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

As of March 31, 2021, and December 31, 2020, the Company owed the Sponsor $1,984,190 and $1,324,257, respectively, for additional expenses paid on its behalf, which are unrelated to the Note or Working Capital Loans.

Advance from Related Party

As of October 22, 2020, the Sponsor and affiliate of the Company’s chief executive officer advanced $600,000 to the Company to cover the purchase of additional Private Placement Warrants if the over-allotment is exercised in full. Simultaneously with the closing of the sale of the Over-allotment Units, the Company utilized the advance from the Sponsor and the affiliate of the Company’s chief executive officer to issue an additional 514,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (see Note 2 for further information regarding the accounting treatment of the Private Placement Warrants). The over-allotment option expired on December 3, 2020, resulting in the return of $85,500 of the advancement not utilized. As of March 31, 2021 and December 31, 2020, there were no advances outstanding.

Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period ended March 31, 2021, the Company had accrued $30,000 of monthly fees to the affiliate of the Sponsor, which remained outstanding at March 31, 2021.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants of the post business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

Note 6 — Stockholders’ Equity

Common Stock

On October 19, 2020, the Company amended and restated its certificate of incorporation to, among other things, increase the number of authorized shares of Class A common stock from 200,000,000 to 250,000,000. The authorized common stock of the Company includes up to 250,000,000 shares of Class A common stock with a par value of $0.0001 per share and 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2021, and December 31, 2020, there were 22,572,502 and 22,572,502 shares, respectively, of Class A common stock issued and outstanding, of which 17,410,551 and 17,521,688 shares, respectively, were subject to possible redemption. At March 31, 2021 and December 31, 2020, there were 5,643,125 and 5,643,125 shares, respectively, of Class B common stock issued and outstanding, which reflects that on September 18, 2020, October 7, 2020, October 8, 2020 and December 3, 2020, the Sponsor returned 2,875,000, 1,437,500, 1,437,500 and 106,875 Founder Shares, respectively, to the Company at no cost.

The Sponsor and an affiliate of the Company’s chief executive officer agreed to forfeit up to an aggregate of 750,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option, 106,875 Founder Shares were forfeited.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the

Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

The Warrants will become exercisable on the later of:

●	30 days after the completion of the Initial Business Combination or,

●	12 months from the closing of the Initial Public Offering.

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

As of March 31, 2021, there were 11,286,251 Public Warrants and 6,514,500 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on the Balance Sheet in accordance with the guidance contained in ASC 815-40.

The Warrant liabilities are initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period using a Monte-Carlo model. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized gains (losses) in connection with changes in the fair value of Warrant liabilities of $338,584 within change in fair value of Warrant liabilities in the Statements of Operations during the period ended March 31, 2021.

 Note 7 — Fair Value Measurements

At March 31, 2021, assets held in the Trust Account were comprised of $225,731,056 in money market funds which are invested in U.S. Treasury Securities. Through March 31, 2021, the Company has not withdrawn any interest earned on the Trust Account to pay its franchise and income tax obligations.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	$225,731,056	$225,731,056	$-	$-
Liabilities:
Warrant liability – Public Warrants	$21,105,289	$21,105,289	$-	$-
Warrant liability – Private Placement Warrants	$12,833,565	$-	$-	$12,833,565
December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	$225,727,721	$225,727,721	$-	$-
Liabilities:
Warrant liability – Public Warrants	$20,766,705	$20,766,705	$-	$-
Warrant liability – Private Placement Warrants	$12,833,565	$-	$-	$12,833,565

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

The significant unobservable inputs used in the Black-Scholes model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	As of December 31, 2020	As of March 31, 2021
Stock price	$10.60	$10.49
Strike price	$11.50	$11.50
Term (in years)	5.4	5.2
Volatility	27.8%	25.5%
Risk-free rate	0.4%	1.0%
Dividend yield	0.0%	0.0%
Fair value of warrants	$1.97	$1.97

The following table provides a summary of the changes in fair value of the warrant liabilities that are measured at fair value on a recurring basis:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$12,833,565	$20,766,705	$33,600,270
Change in valuation inputs or other assumptions	-	338,584	338,584
Fair value as of March 31, 2021	$12,833,565	$21,105,289	$33,938,854

There were no transfers between Levels 1, 2 or 3 during the period ended March 31, 2021.

Note 8 — Subsequent Events

Management has evaluated the impact of subsequent events through the date these financial statements were available to be issued. All subsequent events required to be disclosed are included in these financial statements.

In connection with the Proposed Transactions with Hyzon, certain of our purported stockholders have filed lawsuits alleging breaches of fiduciary duty against the Company and its directors related to the proposed business combination and the preliminary proxy statement filed in connection therewith. Lanctot v. Decarbonization Plus Acquisition Corp. et al., Index No. 652070/2021 (N.Y. Sup. Ct., N.Y. Cnty.); Pham v. Decarbonization Plus Acquisition Corp. et al., Case No. 21-CIV-01928 (Cal. Sup., San Mateo Cnty.). We have also received demand letters making similar allegations. We believe that these pending and threatened lawsuits are without merit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Decarbonization Plus Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained in Item 1. of this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). Our Sponsor is Decarbonization Plus Acquisition Sponsor, LLC, a Delaware limited liability company (“Sponsor”) and an affiliate of Riverstone Investment Group LLC, a Delaware limited liability company, and its affiliates (“Riverstone”). Although we may pursue an acquisition opportunity in any business or industry, we intend to capitalize on the Riverstone platform to identify, acquire and operate a business in industries that may provide opportunities for attractive risk-adjusted returns in one of the multiple sectors that may advance the objectives of global decarbonization. This includes the energy and agriculture, industrials, transportation and commercial and residential sectors.

The Registration Statement for our initial public offering was declared effective on October 19, 2020 (the “Public Offering”). On October 22, 2020, (the “Closing Date”) we consummated the Public Offering of 20,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring transaction costs of approximately $11.7 million, consisting of $4.0 million of underwriting fees, $7.0 million of deferred underwriting fees and approximately $700,000 of other offering costs. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Public Offering to purchase up to 3,000,000 additional units to cover over-allotments, if any, at $10.00 per unit, less underwriting discounts and commissions. On November 9, 2020, the underwriters partially exercised the over-allotment option and, on November 12, 2020, the underwriters purchased an additional 2,572,502 of the Over-allotment Units, generating gross proceeds of $25,725,020 (the “Over-allotment Units”). In connection with the sale of the Over-allotment Units, we incurred an additional $514,500 of underwriting fees and $900,376 of deferred underwriting fees. The remaining over-allotment option subsequently expired.

Simultaneously with the consummation of the Public Offering, we consummated the sale of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, our independent directors and WRG Investors, LLC, an affiliate of our chief executive officer (“WRG”), generating gross proceeds of $6.0 million (the “Private Placement”). Simultaneously with the closing of the sale of the Over-allotment Units, our Sponsor and WRG purchased an additional 514,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of approximately $514,500.

Approximately $225.7 million ($10.00 per Unit) of the net proceeds of the Public Offering (including the Over-allotment Units) and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) located in the United States with the Continental Stock Transfer & Trust Company, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation.

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

Proposed Business Combination

Business Combination Agreement

On February 8, 2021, we entered into a business combination agreement (the “Business Combination Agreement”) with Merger Sub and Hyzon Motors Inc. (“Hyzon”), pursuant to which Merger Sub will be merged with and into Hyzon, with Hyzon surviving the Merger as our wholly owned subsidiary (the “Proposed Transactions”). The parties expect the Proposed Transactions to be completed in the second quarter of 2021, subject to, among other things, the approval of the Proposed Transactions by our stockholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions.

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

Results of Operations

Our only activities from inception through March 31, 2021 related to our formation and the Public Offering, as well as due diligence costs incurred. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

For the three months ended March 31, 2020, we had a net loss of approximately $0.9 thousand, which consisted of approximately $0.9 thousand in general and administrative expenses.

For the three months ended March 31, 2021, we had a net loss of approximately $1.1 million, which consisted of approximately $0.8 million in general and administrative expenses, including due diligence costs incurred in the pursuit of our acquisition plans, $0.3 million due to the change in the fair value of warrant liabilities, offset by interest earned on marketable securities held in the Trust Account of $3.3 thousand.

Liquidity and Capital Resources

Our liquidity needs up to the Public Offering were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of Class B common stock (the “Founder Shares”) to our Sponsor and a loan from our Sponsor for an aggregate amount of $300,000 to cover organizational expenses and expenses related to the Public Offering pursuant to a promissory note (the “Note”). On September 13, 2017, we drew down $300,000 on the Note. We repaid the Note in full to our Sponsor on October 21, 2020. Subsequent to the consummation of the Public Offering, our liquidity needs have been satisfied through the net proceeds of approximately $2.0 million from the Private Placement held outside of the Trust Account.

In addition, in the short term and the long term, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of March 31, 2020 there were no amounts outstanding under any working capital loans.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NASDAQ Capital Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. We recorded an aggregate of $30,000 for the three months ended March 31, 2021, in general and administrative expenses in connection with the related agreement in the accompanying condensed consolidated statements of operations.

As of March 31, 2021, we recorded an aggregate of approximately $30,000 in related party accrued expenses.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary since its formation. All material intercompany balances and transactions have been eliminated.

Basis of Presentation

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the periods reported. Actual results could materially differ from those estimates.

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

Impact of COVID-19

Our Sponsor continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the balance date.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Public Offering or until we otherwise no longer qualify as an “emerging growth company.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements on Form 10-K/A filed with the SEC on May 13, 2021 (the “Restatement”), management has identified a material weakness in internal controls related to the accounting for Warrants issued in connection with our Public Offering, as described below under  “Restatement of Previously Issued Financial Statements.”

In light of the Restatement of our financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Restatement of Previously Issued Financial Statements

On May 13, 2021, we revised our prior position on accounting for warrants and restated our financial statements to reclassify the Company’s warrants as described in the Restatement. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our Form 10-K/A filed with the SEC on May 13, 2021 for the year ended December 31, 2020 (the “Amendment”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in the Amendment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description
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

4.4

Warrant Agreement, dated October 19, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on October 22, 2020)

10.10

Lock-Up Agreement, dated as of February 8, 2021, by and among DCRB, Hyzon and certain stockholders of Hyzon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on February 9, 2021)

10.11

Founder Warrant Agreement, dated as of February 8, 2021, by and among DCRB, Sponsor and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39632) filed with the SEC on February 9, 2021)

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

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECARBONIZATION PLUS ACQUISITION CORPORATION

Date: May 24, 2021	By:	/s/ Erik Anderson
	Name:	Erik Anderson
	Title:	Chief Executive Officer (Principal Executive Officer)