Form 10-Q
period 2021-06-30
Hyzon Motors Inc.
filed 2021-08-16
CIK 1716583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Hyzon Motors, Inc.
(Exact name of registrant as specified in its charter)

Delaware	001-39632	82-2726724
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

475 Quaker Meeting House Road Honeoye Falls, NY		14472
(Address of principal executive offices)		(Zip Code)
(585)-484-9337
(Registrant’s telephone number, including area code)
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of
the
Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HYZN	Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	HYZNW	Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).     Yes  ☐
    No  ☒
As of
August 11, 2021,
247,215,716
shares of Class A Common Stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE
On July 16, 2021, our predecessor Decarbonization Plus Acquisition Corporation, a Delaware corporation (“DCRB”), consummated the previously announced business combination with Hyzon Motors, Inc., a Delaware corporation (“Legacy Hyzon”), pursuant to which DCRB Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of DCRB (“Merger Sub”) merged with and into Legacy Hyzon, with Legacy Hyzon surviving the merger (the “Merger”, and together with the related transactions, the “Business Combination”). Upon consummation of the Business Combination, Legacy Hyzon became a direct wholly-owned subsidiary of DCRB, and DCRB was renamed Hyzon Motors, Inc. (“New Hyzon” or “Hyzon”). Unless stated otherwise, this report contains information about DCRB before the Business Combination. References to the “Company” in this report refer to DCRB before the consummation of the Business Combination or New Hyzon after the Business Combination, as the context suggests.

DECARBONIZATION PLUS ACQUISITION CORPORATION
Quarterly Report on Form
10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Interim Financial Statements
Decarbonization Plus Acquisition Corporation
BALANCE SHEETS

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS:
Current assets:
Cash	$167,284	$—
Investment held in Trust Account	225,734,427	225,727,721
Prepaid insurance	769,425	1,062,000

Total current assets	226,671,136	226,789,721

Total assets	$226,671,136	$226,789,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued offering costs	$175,000	$175,000
Accounts payable—affiliate	3,375,977	1,324,257
Accrued expenses	3,533,899	3,572,935

Total Current Liabilities	7,084,876	5,072,192
Warrant liabilities	40,763,719	33,600,270
Deferred underwriting fee payable	7,900,376	7,900,376

Total liabilities	55,748,971	46,572,838

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, 16,592,216 and 17,521,688 shares at June 30, 2021 and December 31, 2020, respectively, at $10.00 per share	165,922,160	175,216,880
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 250,000,000 shares authorized; 5,980,286 and 5,050,814 shares, respectively, issued and outstanding (excluding 16,592,216 and 17,521,688 shares subject to possible redemption) at June 30 , 2021 and December 31, 2020, respectively	598	505
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 5,643,125 s hares issued and outstanding at June 3 0 , 2021 and December 31, 2020	564	564
Additional paid-in capital	36,135,858	26,841,231
Accumulated deficit	(31,137,015)	(21,842,297)

Total stockholders’ equity	5,000,005	5,000,003

Total liabilities and stockholders’ equity	$226,671,136	$226,789,721

Decarbonization Plus Acquisition Corporation
UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Operating expenses:
General and administrative expenses	$1,361,853	$860	$2,137,975	$1,719

Loss from operations	(1,361,853)	(860)	(2,137,975)	(1,719)
Other Income
Interest earned on marketable securities held in Trust Account	$3,372	$—	$6,706	$—
Change in fair value of warrant liabilities	(6,824,865)	—	(7,163,449)	—

Net loss	$(8,183,346)	$(859)	$(9,294,718)	$(1,719)

Weighted average shares outstanding of Class A redeemable common stock, basic and diluted	22,572,502	—	22,572,502	—

Basic and diluted net income per common share, Class A redeemable common stock	$—	$—	$0.00	$—

Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted (1) (2)	5,643,125	5,643,125	5,643,125	5,643,125

Basic and diluted net loss per common share, Class B non-redeemable common stock	$—	$(0.00)	$(1.65)	$(0.00)

Decarbonization Plus Acquisition Corporation
UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period from January 1,
2021
to June 30,
2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares (1) (2)	Amount	Capital	Deficit	Equity
Balances as of January 1, 202 1	5,050,814	$505	5,643,125	$564	$26,841,231	$(21,842,297)	$5,000,003
Common stock subject to possible redemptio n	111,137	11	—	—	1,111,359	—	1,111,370
Net loss	—	—	—	—	—	(1,111,372)	(1,111,372)
Balances as of March 31, 202 1	5,161,951	$516	5,643,125	$564	$27,952,590	$(22,953,669)	$5,000,001
Common stock subject to possible redemptio n	818,335	82	—	—	8,183,268	—	8,183,350
Net loss	—	—	—	—	—	(8,183,346)	(8,183,346)

Balances as of June 30, 202 1	5,980,286	$598	5,643,125	$564	$36,135,858	$(31,137,015)	$5,000,005
For the period from January 1,
2020
to June 30,
2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares (1) (2)	Amount	Capital	Deficit	Equity
Balances as of January 1, 202 0	—	$—	5,750,000	$575	$243,447	$(219,422)	$24,600
Net loss	—	—	—	—	—	(859)	(859)
Balances as of March 31, 202 0	—	$—	5,750,000	$575	$243,447	(220,281)	23,741
Net loss	—	—	—	—	—	(860)	(860)

Balances as of June 30, 202 0	—	$—	5,750,000	$575	$243,447	$(221,141)	$22,881

Decarbonization Plus Acquisition Corporation
UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Cash flow from operating activities:
Net loss	$(9,294,718)	$(1,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	7,163,449
Interest earned on marketable securities held in Trust Account	(6,706)	—
Changes in operating assets and liabilities:
Accounts payable	2,051,720	1,719
Accrued expenses	(39,036)	—
Prepaid insurance	292,575	—

Net cash used in operating activities	167,284	—

Net increase in cash	167,284	—
Cash at beginning of period	—	315,600

Cash at end of period	$167,284	$315,600

Supplemental disclosure of non-cash financing activities:
Change in value of Class A common stock subject to possible redemption	$(9,294,720)	$—

Dearbonization Plus Acquisition Corporation
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
Note 1 — Description of Organization and Business Operations
Organization and General
Silver Run Acquisition Corporation III was incorporated in Delaware on September 7, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). On August 18, 2020, the Company changed its name from Silver Run Acquisition Corporation III to Decarbonization Plus Acquisition Corporation (the “Company”
 o
r “DCRB”). Following the consummation of the Business Combination on July 16, 2021, DCRB changed its name to Hyzon Motors Inc.
At June 30, 2021, the Company had not commenced an
y
 operations. All activity through June 30, 2021 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, as well as the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest which is discussed in Note 8. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Transaction costs amounted to $12,969,969, consisting of $4,514,500 of underwriting fees, $7,900,376 of deferred underwriting fees and $555,093 of other offering costs. In addition, at June 30, 2021, there was $167,284 of cash held outside of the Trust Account (as defined below) available for working capital purposes, but the Company has access to working capital loans from the Sponsor, which is described in Note 4.
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
The Company’s amended and restated certificate of incorporation prior to the Business Combination provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of:
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

Dearbonization Plus Acquisition Corporation
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Initial Business Combination
The following description relates to the Company prior to the consummation of the Business Combination.
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
Pursuant to the Company’s amended and restated certificate of incorporation prior to the Business Combination, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholder’s rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s independent directors and an affiliate of the Company’s chief executive officer have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Initial Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

Dearbonization Plus Acquisition Corporation
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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
Going Concern and Liquidity
As of June 30, 2021, the Company had a cash balance of $167,284, but the Company h
a
d
 access to working capital loans from the Sponsor, which is described in Note 4, to partially cover the working capital deficit of $6.9 million as of June 30, 2021. This excludes interest income of approximately $6,706 from the Company’s investment in the Trust Account which is available to the Company for tax obligations. Through June 30, 2021, the Company has not withdrawn any interest income from the Trust Account t
o
 pay its income and franchise taxes.
Prior to the consummation of an Initial Business Combination (which was consummated on July 16, 2021, as discussed in Note 8), the Company used funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.
As discussed in Note 8, the Company consummated a business combination that was approved by shareholders of the Company on July 16, 2021.
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary since its formation. All material intercompany balances and transactions have been eliminated in consolidation.

Dearbonization Plus Acquisition Corporation
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.
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
Net Loss Per Common Share
Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, excluding shares of common stock subject to forfeiture, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. For the three months and six months ended June 30, 2021 the Company has not considered the effect of warrants sold in the Initial Public Offering and private placement in the calculation of diluted income (loss) per share since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. For the three months and six months ended June 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the periods.
The Company’s statements of operations include a presentation of income (loss) per share for common stock in a manner similar to the two-class
method of income per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account (net of applicable franchise and income taxes for the periods ended June 30, 2021), by the weighted average number of Class A redeemable common stock outstanding for the period or since original issuance. Net loss per common share, basic and diluted for Class B non-redeemable
common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B
Non-redeemable
common stock includes the Founder Shares (as defined below) as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Dearbonization Plus Acquisition Corporation
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Class A Redeemable Common Stock
Numerator: Earnings allocable to Class A Redeemable Common Stock
Interest Income	3,372	—	6,706	—
Income and Franchise Tax	(3,372)	—	(6,706)	—
Redeemable Net Loss	—	—	—	—
Denominator: Weighted Average Class A Redeemable Common Stock
Class A Redeemable Common Stock, Basic and Diluted	22,572,502	—	22,572,502	—
Income (Loss)/Basic and Diluted Class A Redeemable Common Stock			—	—
Class B Non-Redeemable Common Stock
Numerator: Net Loss minus Class A Redeemable Net Loss
Net Loss	(8,183,346)	(860)	(9,294,718)	(1,719)
Class A Redeemable Net Loss	—	—	—	—
Class B Non-Redeemable Net Loss	(8,183,346)	(860)	(9,294,718)	(1,719)
Denominator: Weighted Average Class B Non-Redeemable Common Stock
Class B Non-Redeemable Common Stock, Basic and Diluted	5,643,125	5,000,000	5,643,125	5,000,000
Loss/Basic and Diluted Class B Non-Redeemable Common Stock	(1.45)	(0.00)	(1.65)	(0.00)
Note: For the three months ended and six months ended June 30, 2021 and 2020, basic and diluted shares are the same as there are no securities that are dilutive to the Company’s common stockholders under the treasury method.
Concentration of Credit Risk
Financial instruments that potentially subject th
e
 Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverag
e of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The Company utilized a Monte Carlo simulation model to value the Public Warrant liabilities at the date of the Initial Public Offering and then the unadjusted, quoted price listed on the NASDAQ Capital Market for each subsequent reporting period, and utilizes a Black-Scholes model to value the Private Warrant liabilities that are categorized within Level 3 at each reporting period, with changes in fair value recognized in the Statements of Operations (see Note 7).

Dearbonization Plus Acquisition Corporation
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the condensed
consolidated balance sheets, primarily due to their short term nature. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.
The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. See Note 7 for the levels within the valuation hierarchy, as well as additional information on assets and liabilities measured at fair value.
Use of Estimates
The preparation of these Condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of expenses during the reporting periods. Accordingly, the actual results could differ from those estimates.
Cash and cash equivalents
Cash includes amounts held at banks with an original maturity of less than three months. As of June 30, 2021, and December 31, 2020, the Company held $167,284 and $0, respectively, in cash. The Company held no cash equivalents at June 30, 2021 or December 31, 2020.
Common stock subject to possible redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31,

2020, 16,592,216 and 17,521,688 shares of
Class
A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.
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

Dearbonization Plus Acquisition Corporation
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

As of June 30, 2021 and December 31, 2020, the Company had no
deferred offering costs on the accompanying
condensed
consolidated balance sheets.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between these financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to b
e
 realized.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits, deferred tax assets or valuations against them as of June 30, 2021 and December 31, 2020, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended and six months ended June 30, 2021 and 2020, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company had no tax liability as of June 30, 2021 and December 31, 2020, respectively.
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

Dearbonization Plus Acquisition Corporation
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

Dearbonization Plus Acquisition Corporation
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Related Party Loans
On September 12, 2017, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest
bearing and payable on the earlier of December 31, 2020 (as amended) or the completion of the Initial Public Offering (the “Maturity Date”). On September 13, 2017, the Company drew down $300,000 on this Note. On October 21, 2020, the Company paid back the Sponsor for the full amount of the outstanding
Note. The Note is no longer available to the Company.
In addition to the Note, the Sponsor paid certain costs related to formation and offering for the Company. Costs in the amount of $219,022 were forgiven by the Sponsor in December 2019 and have been recorded within additional paid-in
capital.
As of June 30, 2021, and December 31, 2020, the Company owe
d
 the Sponsor $3,375,977 and $1,324,257, respectively, for additional expenses paid on its behalf, of which $0 and $0 at June 30, 2021 and
December 31, 2020, respectively are related to the Working Capital Loans.
Related Party Note
On July 16, 2021, the Company and the Sponsor entered into a note agreement, whereby the Sponsor agreed to loan the Company an aggregate of $1,500,000 to cover working capital requirements. The note agreement c
o
nverted at the business combination date into 1,500,000 additional private placement warrants.
Advance from Related Party
As of October 22, 2020, the Sponsor and affiliate of the Company’s chief executive officer advanced $600,000 to the Company to cover the purchase of additional Private Placement Warrants if the over-allotment is exercised in full. Simultaneously with the closing of the sale of the Over-allotment Units, the Company utilized the advance from the Sponsor and the affiliate of the Company’s chief executive officer to issue an additional 514,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (see Note 2 for further information regarding the accounting treatment of the Private Placement Warrants). The over-allotment option expired on December 3, 2020, resulting in the return of $85,500 of the advancement not utilized. As of June 30, 2021 and December 31, 2020, there were no advances outstanding.
Administrative Support Agreement
The Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended and six months ended June 30, 2021, the Company
incurred
$30,000 and $60,000,
respectively, of monthly fees to the affiliate of the Sponsor, of which $60,000 remained outstanding at June 30, 2021. There were no such fees for the three and six months ended June 30, 2020, and no amounts due at December 31, 2020.
Working Capital Loans
In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants of the post business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2021 and December 31, 2020, the Company had $0 and $0 borrowings under the Working Capital Loans.

Dearbonization Plus Acquisition Corporation
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Note 5 — Commitments and Contingencies
Underwriting Agreement
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,900,376 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.
Business Combination Agreement
On February 8, 2021, the Company entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement”) with DCRB Merger Sub Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and Hyzon Motors, Inc., a Delaware corporation (“Legacy Hyzon”), pursuant to which Merger Sub will be merged with and into Legacy Hyzon (the “Merger,” together with the other transactions related thereto, the “Proposed Transactions”), with Legacy Hyzon surviving the Merger as our wholly owned subsidiary. The parties completed the Proposed Transactions on July 16, 2021 following the Company’s stockholders approval of the Proposed Transactions on July 15, 2021.
Please see the Form
8-K
filed with the SEC on July 16, 2021 for additional information.
In connection with the Business Combination, certain of DCRB’s purported stockholders filed lawsuits against DCRB and its directors asserting claims for breaches of fiduciary duty:
Lanctot v. Decarbonization Plus Acquisition Corp. et al
., Index No. 652070/2021 (N.Y. Sup. Ct., N.Y. Cnty.) and
Pham v. Decarbonization Plus Acquisition Corp. et al
., Case No. 21-CIV-01928 (Cal. Sup. Ct., San Mateo Cnty.). These complaints allege that the DCRB board members breached their fiduciary duties by in connection with the merger by allegedly agreeing to the transaction following an inadequate process and at an unfair price, and by allegedly disseminating inaccurate or incomplete information concerning the transaction. These complaints seek, among other things, injunctive relief and an award of attorneys’ fees. The defendants in these cases have not yet answered these complaints and we believe that these pending and threatened lawsuits are without merit.
Risks and Uncertainties
The Company continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact was not readily determinable as of the date of these condensed consolidated financial statements. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 6 — Stockholders’ Equity
Common Stock
On October 19, 2020, the Company amended and restated its certificate of incorporation to, among other things, increase the number of authorized shares of Class A common stock from 200,000,000 to 250,000,000. The authorized common stock of the Company includes up to 250,000,000 shares of Class A common stock with a par value of $0.0001 per share and 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2021, and December 31, 2020, there were 22,572,502 and 22,572,502 shares, respectively, of Class A common stock issued and outstanding, of which 17,410,551 and 17,521,688 shares, respectively, were subject to possible redemption. At June 30, 2021 and December 31, 2020, there were 5,643,125 shares of Class B common stock issued and outstanding, which reflects that on September 18, 2020, October 7, 2020, October 8, 2020 and December 3, 2020, the Sponsor returned 2,875,000, 1,437,500, 1,437,500 and 106,875 Founder Shares, respectively, to the Company at no cost.
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

Dearbonization Plus Acquisition Corporation
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
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
The exercise price of each Warrant is $11.50 per share, subject to adjustment as described in the prospectus for the Initial Public Offering. In addition, if the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of an Initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by th
e
 Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “newly issued price”), the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price.
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
As of June 30, 2021, the Company had not registered the shares of Class A common stock issuable upon exercise of the Warrants. However, the Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of an Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the Warrant agreement. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the Company’s option, require holders of the Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

Dearbonization Plus Acquisition Corporation
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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
As of June 30, 2021 and December 31, 2020, there
were 11,286,251 Public Warrants and 6,514,500 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on the Balance Sheet in accordance with the guidance contained in ASC
815-40.
The Warrant liabilities are initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured
at each reporting period using a Monte-Carlo model. The Public Warrants were recorded as a liability at fair value. The Company recognized gains (losses) in connection with changes in the fair value of Warrant liabilities of $6,824,865 and $7,163,449
within change in fair value of Warrant liabilities in the condensed consolidated Statements of Operations during the three months ended and six months ended June 30, 2021, respectively.
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants, and the common shares issuable upon the exercise of the Private Placement Warrants are not, transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Dearbonization Plus Acquisition Corporation
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Note 7 — Fair Value Measurements
At June 30, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $225,734,427
and $225,727,721, respectively, in money market funds which are invested in U.S. Treasury Securities. Through June 30, 2021, the Company has not withdrawn any interest earned on the Trust Account to pay its franchise and income tax obligations.
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring th
e
 fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets an
d
 liabilities:
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Assets:
Marketable securities held in Trust Account—U.S. Treasury Securities Money Market Fund	225,734,427	225,734,427	—	—
Liabilities:
Warrant Liability—Public Warrants	25,845,515	25,845,515	—
Warrant Liability—Private Placement Warrants	14,918,205	—	—	14,918,205
December 31, 2020
Assets:
Marketable securities held in Trust Account—U.S. Treasury Securities Money Market Fund	225,727,721	225,727,721	—
Liabilities:
Warrant Liability—Public Warrants	20,766,705	20,766,705	—
Warrant Liability—Private Placement Warrants	12,833,565	—	—	12,833,565
The Company utilized a Monte Carlo simulation model to value the Public Warrant liabilities at the date of the Initial Public Offering and then the unadjusted, quoted price listed on the NASDAQ Capital Market for each subsequent reporting period, and utilizes a Black-Scholes model to value the Private Warrant liabilities that are categorized within Level 3 at each reporting period, with changes in fair value recognized in the Statements of Operations. The estimated fair value of the warrant liability on the Private Warrants is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Dearbonization Plus Acquisition Corporation
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

The significant unobservable inputs used in the Black-Scholes model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	As of June 30, 2021	As of December 31, 2020
Stock price	10.31	10.60
Strike price	11.50	11.50
Term (in years)	5.1	5.4
Volatility	30.0%	27.8%
Risk-free rate	0.9%	0.4%
Dividend yield	0.0%	0.0%
Fair value of warrants	2.29	1.97
The following table provides a summary of the changes in fair value of the warrant liabilities that are measured at fair value on a recurring basis:

Private Placement (Level 3)	Public (Level 1)	Warrant Liabilities

Fair value as of December 31, 2020	12,833,565	20,766,705	33,600,270
Change in valuation inputs or other assumptions	2,084,640	5,078,810	7,163,449

Fair value as of June 30, 2021	14,918,205	25,845,515	40,763,719

There were no transfers between Levels 1, 2 or 3 during the three months and six months ended June 30, 2021. There were no warrants issued for the three months and six months ended June 30, 2020.
Note 8 — Subsequent Events
Management has evaluated the impact of subsequent events through the date these condensed consolidated financial statements were available to be issued. All subsequent events required to be disclosed are included in these condensed consolidated financial statements.
Business Combination
On July 16, 2021 (the “Closing Date”), we consummated the previously announced business combination (the “Business Combination”) pursuant to that certain business combination agreement, dated February 8, 2021 (the “Business Combination Agreement”), with Merger Sub and Legacy Hyzon, pursuant to which Merger Sub was merged with and into Legacy Hyzon, with Legacy Hyzon surviving the Merger as a wholly owned subsidiary of DCRB. On the Closing Date, the DCRB changed its name from Decarbonization Plus Acquisition Corporation to Hyzon Motors, Inc. (“New Hyzon”).
At the effective time of the Merger (the “Effective Time”), each share of Legacy Hyzon’s Common Stock, par value $0.001 per share (“Legacy Hyzon Common Stock”) issued and outstanding immediately prior to the Effective Time (including any shares of Legacy Hyzon Common Stock resulting from the conversion of the options to purchase outstanding shares of Legacy Hyzon Common Stock (“Ascent Option”), but excluding any shares of Legacy Hyzon Common Stock resulting from the conversion of Legacy Hyzon’s outstanding convertible notes (the “Convertible Notes”)) was converted into the right to receive 1.7720 shares of Class A Common Stock, par value $0.0001 per share, of New Hyzon (“New Hyzon Class A Common Stock”) (the “Exchange Ratio”) and the contingent right to receive additional shares of New Hyzon Class A Common Stock as additional consideration upon the occurrence of certain triggering events (“Earnout Shares”). Additionally, each share of common stock, par value $0.001 per share, of Merger Sub issued and outstanding immediately prior to the Effective Time was converted and exchanged for one validly issued, fully paid and nonassessable share of common stock, par value $0.001 per share, of Legacy Hyzon.
Earnout
During the five-year period following the Closing Date (the “Earnout Period”), the Company will issue to eligible holders of securities of New Hyzon up to 23,250,000 Earnout Shares, in three tranches of 9,000,000, 9,000,000 and 5,250,000 Earnout Shares, respectively, upon the Company achieving $18, $20 or $35 as its last reported sales price per share for any twenty (20) trading days within any thirty (30) consecutive trading day period within the Earnout Period; provided, that in no event will the issuance of the 5,250,000 Earnout Shares occur prior to July 16, 2022, which is the one year anniversary of the date of the Closing Date.
PIPE Financing
On July 16, 2021, a number of purchasers (each, a “Subscriber”) purchased an aggregate of 35,500,000 shares of DCRB Class A Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $355,500,000 (the “PIPE Financing”), pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into on February 8, 2021. Pursuant to the Subscription Agreements, we gave certain registration rights to the Subscribers with respect to the PIPE shares. The purpose of the PIPE Financing was to raise additional capital for use by the combined company following the Closing Date. Concurrently with the closing of the PIPE Financing, the Convertible Notes automatically converted to approximately 5.02 million shares of New Hyzon Class A Common Stock.
In July 2021, the Sponsor transferred $1,332,715 of working capital loans to the Company to reimburse costs of an affiliate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to the “Company,” “our,” “us” or “we” refer to Hyzon Motors, Inc. (f/k/a Decarbonization Plus Acquisition Corporation), except where the context requires otherwise. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained in Item 1. of this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.
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
Overview
We are a former blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On July 16, 2021, we consummated our Business Combination with Legacy Hyzon.
Recent Developments
Business Combination
On July 16, 2021 (the “Closing Date”), we consummated the previously announced business combination (the “Business Combination”) pursuant to that certain business combination agreement, dated February 8, 2021 (the “Business Combination Agreement”),with Merger Sub and Legacy Hyzon, pursuant to which Merger Sub was merged with and into Legacy Hyzon, with Legacy Hyzon surviving the Merger as a wholly owned subsidiary of DCRB. On the Closing Date, the DCRB changed its name from Decarbonization Plus Acquisition Corporation to Hyzon Motors, Inc. (“New Hyzon”).
At the effective time of the Merger (the “Effective Time”), each share of Legacy Hyzon’s Common Stock, par value $0.001 per share (“Legacy Hyzon Common Stock”) issued and outstanding immediately prior to the Effective Time (including any shares of Legacy Hyzon Common Stock resulting from the conversion of the options to purchase outstanding shares of Legacy Hyzon Common Stock (“Ascent Option”), but excluding any shares of Legacy Hyzon Common Stock resulting from the conversion of Legacy Hyzon’s outstanding convertible notes (the “Convertible Notes”)) was converted into the right to receive 1.7720 shares of Class A Common Stock, par value $0.0001 per share, of New Hyzon (“New Hyzon Class A Common Stock”) (the “Exchange Ratio”) and the contingent right to receive additional shares of New Hyzon Class A Common Stock as additional consideration upon the occurrence of certain triggering events (“Earnout Shares”). Additionally, each share of common stock, par value $0.001 per share, of Merger Sub issued and outstanding immediately prior to the Effective Time was converted and exchanged for one validly issued, fully paid and nonassessable share of common stock, par value $0.001 per share, of Legacy Hyzon.
Earnout
During the five-year period following the Closing Date (the “Earnout Period”), the Company will issue to eligible holders of securities of New Hyzon up to 23,250,000 Earnout Shares, in three tranches of 9,000,000, 9,000,000 and 5,250,000 Earnout Shares, respectively, upon the Company achieving $18, $20 or $35 as its last reported sales price per share for any twenty (20) trading days within any thirty (30) consecutive trading day period within the Earnout Period; provided, that in no event will the issuance of the 5,250,000 Earnout Shares occur prior to July 16, 2022, which is the one year anniversary of the date of the Closing Date.

PIPE Financing
On July 16, 2021, a number of purchasers (each, a “Subscriber”) purchased an aggregate of 35,500,000 shares of DCRB Class A Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $355,500,000 (the “PIPE Financing”), pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into on February 8, 2021. Pursuant to the Subscription Agreements, we gave certain registration rights to the Subscribers with respect to the PIPE shares. The purpose of the PIPE Financing was to raise additional capital for use by the combined company following the Closing Date. Concurrently with the closing of the PIPE Financing, the Convertible Notes automatically converted to approximately 5.02 million shares of New Hyzon Class A Common Stock.
Results of Operations
Prior to the completion of the Business Combination, we neither engaged in any significant operations nor generated any operating revenue. Our only activities from inception through the closing of the Business Combination related to our formation and the initial public offering, as well as due diligence costs incurred. As a result of the closing of the Business Combination, our business has substantially changed and is now that of New Hyzon. Accordingly, we expect to incur increased expenses as a result of being a public operating company.
For the three months ended June 30, 2020, we had a net loss of approximately $1,000 which consisted of approximately $1,000 in general and administrative expenses.
For the three months ended June 30, 2021, we had a net loss of approximately $8.2 million, which consisted of approximately $1.4 million in general and administrative expenses, including due diligence costs incurred in the pursuit of our acquisition plans, $6.8 million due to the change in the fair value of warrant liabilities, offset by interest earned on marketable securities held in DCRB’s trust account with Continental Stock and Transfer & Trust Company acting as trustee (the “Trust Account”) of $3,000.
For the six months ended June 30, 2020, we had a net loss of approximately $2,000 which consisted of approximately $2,000 in general and administrative expenses.
For the six months ended June 30, 2021, we had a net loss of approximately $9.2 million, which consisted of approximately $2.1 million in general and administrative expenses, including due diligence costs incurred in the pursuit of our acquisition plans, $7.2 million due to the change in the fair value of warrant liabilities, offset by interest earned on marketable securities held in the Trust Account of $7,000.
Liquidity and Capital Resources
Following the consummation of our initial public offering, our liquidity needs have been satisfied through the net proceeds of approximately $2.0 million from the sale of equity securities held outside of the Trust Account as well as a $1.5 million proceeds from a unsecured promissory note (the “Note”) issued by DCRB to Decarbonization Plus Acquisition Sponsor, LLC (the “Sponsor”) which was converted into warrants of New Hyzon at Closing.
In addition, in the short term and the long term, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors could have, but were not obligated to, loan us additional funds as may be required. As of June 30, 2020, $1.5 million was outstanding under the Note.

On February 8, 2021, we entered into the Business Combination Agreement with Merger Sub and Legacy Hyzon and on July 16, 2021, we closed the Business Combination. Approximately $20.89 million of funds held in the Trust Account were also used to fund the redemption of 2,089,323 shares of DCRB Class A Common Stock.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Principles of Consolidation
The consolidated financial statements include the accounts of DCRB and its wholly owned subsidiary since its formation. All material intercompany balances and transactions have been eliminated.
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
Derivatives and Hedging—Contracts in Entity’s Own Equity
(“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the DCRB’s warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820,
Fair Value Measurement
, with changes in fair value recognized in the Statements of Operations in the period of change.
Impact of
COVID-19
We continue to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position and/or results of operations, the specific impact is not readily determinable as of the balance date.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective as of June 30, 2021 due solely to our restatement of our financial statements to reclassify our warrants as described under “Restatement of Previously Issued Financial Statements”.
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
Changes in Internal Control over Financial Reporting
Due solely to the events that led to our restatement of our financial statements on Form
10-K/A
filed with the SEC on May 13, 2021 (the “Restatement”), management identified a material weakness in internal controls related to the accounting for Warrants issued in connection with our Public Offering, as described below under “Restatement of Previously Issued Financial Statements.”

In light of the Restatement of our financial statements, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. We have provided enhanced access to accounting literature, research materials and documents, performed an analysis to ensure that our financial statements are in accordance with generally accepted accounting principles and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan continue to be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Restatement of Previously Issued Financial Statements
On May 13, 2021, we revised our prior position on accounting for Warrants and restated our financial statements as of December 31, 2020 and for the period ended December 31, 2020 to reclassify the Company’s warrants as described in the Restatement. However, the non-cash adjustments to the financial statements did not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims in the ordinary course of business. We are not currently a party to any material legal proceedings. Regardless of outcome, such proceeding or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors and there can be no assurances that favorable outcomes will be obtained.
In connection with the Business Combination, certain of DCRB’s purported stockholders filed lawsuits against DCRB and its directors asserting claims for breaches of fiduciary duty:
Lanctot
 v. Decarbonization Plus Acquisition Corp. et al.,
Index No. 652070/2021 (N.Y. Sup. Ct., N.Y. Cnty.);
Pham
 v. Decarbonization Plus Acquisition Corp. et al.,
Case No.
21-CIV-01928
(Cal. Sup., San Mateo Cnty.). These complaints allege that the DCRB board members breached their fiduciary duties by in connection with the merger by allegedly agreeing to the transaction following an inadequate process and at an unfair price, and by allegedly disseminating inaccurate or incomplete information concerning the transaction. These complaints seek, among other things, injunctive relief and an award of attorneys’ fees. The defendants in these cases have not yet answered these complaints and we believe that these pending and threatened lawsuits are without merit.

Item 1A.	Risk Factors
As a result of the closing of the Business Combination on July 16, 2021, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form
10-K/A
for the fiscal year ended December 31, 2020 no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section entitled “
Risk Factors
” in our Definitive Proxy Statement (file
No. 001-39632)
filed with the SEC on June 21, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of New Hyzon (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021)

3.2	Amended and Restated Bylaws of New Hyzon (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021)

10.1	Amended and Restated Registration Rights Agreement, dated as of July 16, 2021, by and among New Hyzon and certain securityholders of New Hyzon named therein and certain equityholders of Legacy Hyzon named therein (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021)

10.2	New Hyzon 2021 Equity and Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021)

10.3	Employment Agreement, dated as of July 9, 2021, between New Hyzon and Craig Knight (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021)

10.4	Employment Agreement, dated as of July 9, 2021, between New Hyzon and George Gu (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021)

10.5	Employment Agreement, dated as of August 5, 2021, between New Hyzon and Mark Gordon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyzon Motors, Inc.

Date: August 13, 2021	By:	/s/ Mark Gordon
	Name:	Mark Gordon
	Title:	Chief Financial Officer (Principal Financial Officer)