Form 10-Q
period 2021-09-30
Hyzon Motors Inc.
filed 2021-11-15
CIK 1716583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Hyzon Motors Inc.
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2021, 247,644,709 shares of Class A Common Stock, par value $0.0001 per share, were issued and outstanding.

Hyzon Motors, Inc.
Quarterly Report on Form
10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
HYZON MOTORS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets

Cash	$498,014	$17,139
Accounts receivable	5,991	—
Inventory	15,260	—
Prepaid expenses and other current assets	24,555	848

Total current assets	543,820	17,987
Property, plant, and equipment, net	8,878	418
Right-of-use assets	2,365	1,656
Deferred merger transaction costs	—	732
Restricted cash and other assets	7,755	212

Total Assets	$562,818	$21,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,851	$215
Accrued professional fees	1,003	900
Other accrued expenses	3,154	162
Related party payables	4,554	560
Horizon IP agreement payable	10,000	—
Contract liabilities	10,984	2,608
Current portion of lease liabilities	748	618

Total current liabilities	33,294	5,063

Long term liabilities
Lease liabilities	1,930	1,181
Private placement warrant liability	11,781	—
Earnout liability	114,758	—
Other liabilities	316	—

Total liabilities	$162,079	$6,244

Commitments and contingencies (Note 1 1 )
Stockholders’ Equity
Common stock, $0.0001 par value; 400,000,000 shares authorized, 247,500,505 and 166,125,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	25	17
Additional paid-in capital	402,211	29,122
Retained earnings (accumulated deficit)	515	(14,271)
Accumulated other comprehensive loss	(326)	(16)

Total Hyzon Motors Inc. stockholders’ equity	402,425	14,852
Noncontrolling interest	(1,686)	(91)

Total Stockholders’ Equity	400,739	14,761

Total Liabilities and Stockholders’ Equity	$562,818	$21,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HYZON MOTORS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30, 2021	For the period January 21, 2020 (Inception) – September 30, 2020
	2021	2020

Revenue	$962	$—	$962	$—
Operating expense:
Cost of revenue	968	—	968	—
Research and development	4,822	104	8,921	163
Selling, general and administrative	44,784	436	53,730	670

Total operating expenses	50,574	540	63,619	833

Loss from operations	(49,612)	(540)	(62,657)	(833)

Other income (expense):
Change in fair value of private placement warrant liability	7,614	—	7,614	—
Change in fair value of earnout liability	73,615	—	73,615	—
Foreign currency exchange loss and other expense	(110)	(1)	(169)	(1)
Interest expense , net	(254)	(15)	(5,249)	(20)

Total other income (expense)	80,865	(16)	75,811	(21)

Net income (loss)	$31,253	$(556)	$13,154	$(854)
Net loss attributable to noncontrolling interest	(1,101)	—	(1,632)	—

Net income (loss) attributable to Hyzon	$32,354	$(556)	$14,786	$(854)

Comprehensive income (loss):
Net income (loss)	$31,253	$(556)	$13,154	$(854)
Foreign currency translation adjustment	(205)	—	(293)	—

Comprehensive income (loss)	$31,048	$(556)	$12,861	$(854)

Comprehensive loss attributable to noncontrolling interest	(1,075)	—	(1,594)	—

Comprehensive income (loss) attributable to Hyzon	$32,123	$(556)	$14,455	$(854)

Net income (loss) per share attributable to Hyzon:
Basic	$0.14	$—	$0.08	$(0.01)
D iluted	$0.13	$—	$0.07	$(0.01)
Weighted average common shares outstanding:
Basic	234,464	148,405	189,226	148,405
Diluted	246,263	148,405	200,968	148,405
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Legacy Common Stock		Common Stock Class A		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Hyzon Motors Inc. stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance as of December 31, 2020	93,750,000	$94	—	$—	29,045	(14,271)	(16)	14,852	(91)	$14,761
Retroactive application of recapitalization	(93,750,000)	(94)	166,125,000	$17	77	—	—	—	—	—

Adjusted balance, beginning of period	—	—	166,125,000	17	29,122	(14,271)	(16)	14,852	(91)	14,761
Exercise of stock option s	—	—	132,900	—	190	—	—	190	—	190
Stock-based compensation	—	—	—	—	816	—	—	816	—	816
IP transaction – deemed distribution	—	—	—	—	(10,000)	—	—	(10,000)	—	(10,000)
Net loss attributable to Hyzon	—	—	—	—	—	(17,568)	—	(17,568)	—	(17,568)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(531)	(531)
Foreign currency translation loss	—	—	—	—	—	—	(79)	(79)	11	(68)

Balance at June 30, 2021	—	—	166,257,900	17	20,128	(31,839)	(95)	(11,789)	(611)	(12,400)
Reverse recapitalization transaction, net (Note 3)	—	—	80,736,309	8	354,626	—	—	354,634	—	354,634
Vesting of RSU s	—	—	284,796	—	—	—	—	—	—	—
Exercise of stock option s	—	—	221,500	—	250	—	—	250	—	250
Stock-based compensation	—	—	—	—	27,207	—	—	27,207	—	27,207
Net income (loss) attributable to Hyzon	—	—	—	—	—	32,354	—	32,354	—	32,354
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(1,101)	(1,101)
Foreign currency translation loss	—	—	—	—	—	—	(231)	(231)	26	(205)

Balance as of September 30, 2021	—	—	247,500,505	25	402,211	515	(326)	402,425	(1,686)	400,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(in thousands, except share data)

	Legacy Common Stock		Common Stock Class A		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Hyzon Motors Inc. stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 21, 2020 (Inception)	83,750,000	$84	—	$—	—	—	—	84	—	84
Retroactive application of recapitalization	(83,750,000)	(84)	148,405,000	$15	69	—	—	—	—	—

Adjusted balance, beginning of period	—	—	148,405,000	15	69	—	—	84	—	84
Net loss attributable to Hyzon	—	—	—	—	—	(296)	—	(296)	—	(296)

Balance at June 30, 2020	—	—	148,405,000	15	69	(296)	—	(212)	—	(212)
Net loss attributable to Hyzon	—	—	—	—	—	(556)	—	(556)	—	(556)

Balance as of September 30, 2020	—	—	148,405,000	15	69	(852)	—	(768)	—	(768)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30, 2021	For the period January 21, 2020 (Inception) - September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$13,154	$(854)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	450	1
Reduction in the carrying amount of right of use assets	221	98
Stock-based compensation	28,084	—
Loss on extinguishment of convertible notes	107	—
Noncash interest expense	5,449	—
Fair value adjustment of private placement warrant liability	(7,614)	—
Fair value adjustment of earnout liability	(73,615)	—
Changes in operating assets and liabilities:
Accounts Receivable	(5,712)	—
Inventory	(14,577)	—
Prepaid expenses and other current assets	(19,549)	—
Other assets	(150)	(14)
Accounts payable	2,558	—
Accrued professional fees and other current liabilities	3,031	17
Operating lease liabilities	(187)	—
Related party payables	3,821	756
Contract liabilities	7,982	—
Other liabilities	311	—

Net cash (used in) provided by operating activities	(56,236)	4

Cash Flows from Investing Activities:
Purchases of property and equipment	(8,810)	(133)
Advanced payments for capital expenditures	(3,948)	—
Investment in equity securities	(4,826)	—

Net cash used in investing activities	(17,584)	(133)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	84
Proceeds from Business Combination, net of redemption and transaction costs (Note 3)	512,936	—
Exercise of stock options	440	—
Payment of finance lease liability	(135)	(12)
Debt issuance costs	(133)	—
Proceeds from issuance of convertible notes	45,000	500

Net cash provided by financing activit i es	558,108	572

Effect of exchange rate changes on cash	(853)	1

Net change in cash and restricted cash	483,435	444
Cash—Beginning	17,139	—

Cash and restricted cash —Ending	$500,574	$444

Supplemental schedule of non-cash investing activities and financing activities:
Lease assets obtained in exchange for lease obligations:
Operating leases	1,206	—
Finance leases	—	886
Conversion of Legacy Hyzon common stock	73	—
Recognition of earnout liability in Business Combination	188,373	—
Recognition of private placement warrant liability in Business Combinatio n	19,395	—
Horizon license agreement payable	10,000	—
Conversion of convertible notes for common stock	50,198	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Basis of Presentation
Description of Business
Hyzon Motors Inc. (“Hyzon” or the “Company”), formerly known as Decarbonization Plus Acquisition Corporation (“DCRB”), headquartered in Honeoye Falls, New York, was incorporated in the State of Delaware on January 21, 2020. The Company is majority-owned by Hymas Pte. Ltd. (“Hymas”), which is majority-owned but indirectly controlled by Horizon Fuel Cell Technologies PTE Ltd., a Singapore company (“Horizon”). Hyzon focuses on accelerating decarbonization starting with mobility through the manufacturing and supply of hydrogen fuel cell-powered commercial vehicles across the North American, European, and Australasian regions. In addition, Hyzon focuses on building and fostering a clean hydrogen supply ecosystem with leading partners from feedstocks through production, dispensing and financing.
On February 8, 2021, legacy Hyzon Motors Inc., now Hyzon Motors USA Inc. (“Legacy Hyzon”), entered into a Business Combination Agreement and Plan of Reorganization (the “Business Combination”) with DCRB to effect a business combination between DCRB and Legacy Hyzon with DCRB Merger Sub Inc., a wholly owned subsidiary of DCRB, merging with and into Legacy Hyzon, with Legacy Hyzon surviving the merger as a wholly owned subsidiary of DCRB. The transaction was unanimously approved by DCRB’s Board of Directors and was approved at a special meeting of DCRB’s stockholders on July 15, 2021. On July 16, 2021, Legacy Hyzon completed its business combination with DCRB. Concurrent with the completion of the business combination, DCRB changed its name to “Hyzon Motors Inc.” and Legacy Hyzon changed its name to “Hyzon Motors USA Inc.”.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) pursuant to the requirements and rules of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2020, included in the Definitive Proxy Statement (the “Proxy”) of DCRB filed with the Securities and Exchange Commission (the “SEC”) on June 21, 2021.
Principles of Consolidation
The Company’s condensed consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries including a variable interest entity of which we are the primary beneficiary.

All intercompany accounts and transactions are eliminated in consolidation.
Unaudited Interim Financial Information
In the opinion of management, in addition to the adjustments to record the Business Combination, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation for the periods presented. Results of operations reported for interim periods presented are not necessarily indicative of results for the entire year or any other periods.
Variable Interest Entities (VIE)
On October 30, 2020, Hyzon entered into a joint venture agreement (the “JV Agreement”) with Holthausen Clean Technology Investment B.V. (“Holthausen”) (together referred to as the “Shareholders”) to establish a venture in the Netherlands called Hyzon Motors Europe B.V. (“Hyzon Europe”). The Shareholders combined their resources in accordance with the JV Agreement to mass commercialize fuel cell trucks within the European Union and nearby markets such as the United Kingdom, the Nordic countries, and Switzerland through Hyzon Europe. Hyzon and Holthausen have 50.5% and 49.5% ownership interest in the equity of Hyzon Europe, respectively.
We have determined that we are the primary beneficiary of Hyzon Europe. As a result, our Condensed Consolidated Balance Sheets include assets of $26.4 million and $1.0 million as of September 30, 2021, and December 31, 2020, respectively, and liabilities of $11.6 million and $1.2 million as of September 30, 2021, and December 31, 2020, respectively, related to Hyzon Europe.
Segment Information
The Company’s chief operating decision maker (“CODM”), who makes operating decisions, reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. Accordingly, management has determined that the Company operates as one operating and reportable segment.
Liquidity
As of September 30, 2021, the Company has approximately $498.0 million in cash. Cash flows used in operating activities was $56.2 million for the nine months ended September 30, 2021. On July 16, 2021, the Company received $512.9 million in cash, net of redemption and transaction costs as a result of the Business Combination (see Note 3. Business Combination). Management expects that the Company’s cash will be sufficient to meet its liquidity requirements for at least one year from the issuance date of these condensed consolidated financial statements.
Risks and Uncertainties
The Company is subject to a variety of risks and uncertainties common to early-stage companies that have not yet commenced principal operations including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and the ability to secure additional capital to fund operations.

Note 2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the Company’s consolidated annual financial statements for the year ended December 31, 2020, included in the Proxy. There have been no material changes to the significant accounting policies during the three-month and nine-month periods ended September 30, 2021, except for the new or updated policies noted.
Restricted Cash
Restricted cash consists of funds that are contractually restricted as to usage or withdrawal. The Company presents restricted cash separately from unrestricted cash on the Condensed Consolidated Balance Sheets. As of September 30, 2021, the Company has
$2.6
million in restricted cash included within Restricted cash and other assets, the balance is primarily comprised of
$2.4
million in certain letters of credit. The Company
ha
d no
restricted cash as of December 31, 2020.
Inventories
Inventories are stated at the lower of cost and net realizable value. Cost is determined using the first-in,
first-out
method (FIFO) for all inventories. As of September 30, 2021, the Company had inventory comprised of raw materials and work in process of
$11.5 million and $3.8
million, respectively. The Company had no inventory as of December 31, 2020.
Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480,
Distinguishing
Liabilities
from
Equity
(“ASC 480”) and ASC 815-40,
Derivatives and Hedging—Contracts in Entity’s Own Equity
( (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and adjusted to the current fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (see Note 13. Warrants).
Earnout liability
As a result of the Business Combination, the Company recognized earnout shares to Legacy Hyzon’s common stockholders as a liability. Pursuant to ASC 805-10,
Business Combinations
(“ASC 805”) the Company determined that the initial fair value of the earnout shares should be recorded as a liability with the offset going to additional paid-in capital and with subsequent changes in fair value recorded in the statement of operations at each reporting period. The earnout shares to other holders of outstanding equity awards are accounted for under ASC 718,
Stock Compensation
(“ASC 718”), as these earnout shares are compensatory in nature, as they relate to services provided or to be provided to the Company.

Note 3. Business Combination
As discussed in Note 1, on July 16, 2021, Legacy Hyzon consummated the transaction contemplated by the Business Combination. Immediately upon the completion of the Business Combination and the other transactions contemplated by the Business Combination, Legacy Hyzon became a direct, wholly owned subsidiary of DCRB. In connection with these transactions, DCRB changed its name to “Hyzon Motors Inc.”
The Business Combination was accounted for as a reverse recapitalization in accordance with US GAAP, with no goodwill or other intangible assets recorded and the net assets of Legacy Hyzon consolidated with DCRB at historical cost. Under this method of accounting, DCRB is treated as the “acquired” company for financial reporting purposes.
As a result of the Business Combination, each share of common stock of Legacy Hyzon, par value $0.001 per share, was converted to 1.772 shares of Class A common stock, par value $0.0001 per share of the Company, resulting in the issuance of approximately 173.4 million shares of Class A common stock.

Additionally, the Company reserved for issuance approximately 21.7 million shares of Class A common stock in respect to outstanding options and restricted stock units (“RSUs”) issued in exchange for options, RSUs and warrants of the Company.
DCRB held subscription agreements with certain investors to issue and sell an aggregate of
35,500,000
shares of Class A
 common stock
of DCRB for $
10.00
per share for an aggregate commitment of $
355,000,000
(the “PIPE Financing”). At the closing of the Business Combination, DCRB consummated the PIPE Financing, and those proceeds became part of the Company’s capital.
Pursuant to the terms of the Convertible Notes described in Note 7, immediately prior to the Business Combination the outstanding principal of $45 million as well as the accrued interest on the Convertible Notes automatically converted into shares of the Company at a price per share equal to 90% of the price per share paid by the PIPE Financing investors, and upon the closing, converted into 5,022,052 shares of common stock of the post-combination company.
In addition,

the
exercise price
of the options granted to Ascent Funds Management LLC to purchase shares of Legacy Hyzon common stock (the “Ascent Options”)
was $2.73 per share and
the Ascent Options were
automatically exercised in full by Ascent on a cashless basis into approximately 3.9 million shares of Legacy Hyzon common stock
immediately prior to the consummation of the Business Combination, which converted into approximately 6.9 million shares of Class A common stock
in connection with the Business Combination.
Immediately after giving effect to the Business Combination, PIPE Financing, Convertible Note conversion, and Ascent
Options
exercise described above, there were

246,994,209
shares of Class A common stock of the Company issued and outstanding.

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Shares
Common stock of DCRB	20,483,179
DCRB founders	5,643,125

Total DCRB	26,126,304
Conversion of Ascent Options (post-cashless exercise)	6,871,667
Legacy Hyzon shares after conversion	173,474,186
Conversion of convertible notes	5,022,052
PIPE shares	35,500,000

Total shares of common stock immediately after Business Combination	246,994,209

The following table reconciles the elements of the Business Combination to the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021:

(in thousands)	Recapitalization
Cash – DCRB trust and cash, net of redemptions and liabilities recorded by DCRB of $13.5 million	$191,181
Cash – PIPE Financing, net of transaction costs of $14.2 million	340,797
Less: transaction costs allocated to equity	(19,042)

Effect of Business Combination, net of redemption and transaction costs	$512,936

The Company issued equity classified common shares and certain liability classified earnout shares. Transaction costs of $6.4 million attributable to the liability classified earnout shares were expensed. The rest was attributable to the equity classified common shares and recorded as a reduction to Additional paid-in capital in the Condensed Consolidated Balance Sheets.
The following table reconciles the elements of the Business Combination to the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2021:

(in thousands)	Recapitalization
Cash – DCRB trust and cash, net of redemptions and liabilities recorded by DCRB of $13.5 million	$191,181
Cash – PIPE Financing, net of transaction costs of $14.2 million	340,797
Conversion of convertible notes into common stock	50,198
Recognize earnout liability	(188,373)
Recognize private placement warrants liability	(19,395)
Recapitalization of Legacy Hyzon common shares	75
Less: transaction costs allocated to equity	(19,857)

Effect of Business Combination, net of redemption and transaction costs	$354,626

Earnout
Following the closing of the Business Combination, holders of the Company’s legacy common stock and outstanding equity awards (including warrant, stock option and RSU holders) were granted the right to receive up to an aggregate amount of 23,250,000 shares of Class A common stock that would vest in in three tranches of (i) 9,000,000, (ii) 9,000,000 and (iii) 5,250,000 shares if the trading price of the common stock of the Company achieves $18, $20, and $35
, respectively, as
its last reported sales price per share for any 20 trading days within any 30 consecutive trading day period within five years following the closing date of the Business Combination, provided that in no event will the issuance of the 5,250,000 earnout shares occur prior to the
one-year
anniversary of the closing date. Upon forfeiture of underlying unvested equity awards prior to occurrence of targeted trading price noted above, the associated earnout shares shall be allocated pro-rata among the remaining eligible Company’s common stock and equity awards holders.
The Company recognized earnout shares to Legacy Hyzon’s common stockholders as a liability. The earnout liability was $114.8 million and $188.4 million as of September 30, 2021 and at the close of the Business Combination, respectively. The change in earnout liability was recorded as other income in Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company recognized the earnout shares to other equity holders as separate and incremental awards from other equity holders’ underlying stock-based compensation
awards in accordance with ASC 718.
Certain earnout awards accounted for under ASC 718 were vested at the time of grant, and therefore recognized immediately as compensation expense. Certain other earnout awards accounted for under ASC 718 contained performance and market-based vesting conditions, and as the performance conditions are not deemed probable at September 30, 2021, no compensation expense has been recorded related to these awards. Total compensation expense recorded in the three and nine months ended September 30, 2021 related to earnout awards was

$13.2
million.

Note 4. Revenue
We recognized $1.0 million in sales of fuel cell vehicles for the three months ended September 30, 2021. See Note 1
4
. Related Party Transactions, discussing the assignment of certain sales contracts from our related party Holthausen.
Warranty
In most cases, products that customers purchase from us are covered by one to six-year
limited product warranty. At the time revenue is recognized, the Company estimates the cost of expected future warranty claims and accrues estimated future warranty costs. These estimates are based on industry information, actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history, and changes to the historical or projected warranty experience may cause changes to the warranty reserve when the Company accumulates more actual data and experience in the future. The Company will periodically review the adequacy of its product warranties and adjust, if necessary, the warranty percentage and accrued warranty liability for actual historical experience. Accrued warranty obligations are recorded within Other liabilities and warranty expenses are recorded within Cost of revenue.
Contract Liabilities
Contract liabilities relate to the advance consideration received from customers for products and services prior to satisfying a performance obligation or in excess of amounts allocated to a previously satisfied performance obligation. These amounts are included within contract liabilities in the accompanying Condensed Consolidated Balance Sheets.
The carrying amount of contract liabilities included in the accompanying Condensed Consolidated Balance Sheets was $11.0 million and $2.6 million as of September 30, 2021, and December 31, 2020, respectively.
Remaining Performance Obligations
The transaction price associated
with remaining performance obligations related to orders for commercial vehicles and other contracts with customers was $20.6 million of September 30, 2021, of which the Company expects to recognize as revenue over the next 12 months.

1
2

Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Deposit for fuel cell components (Note 14)	$5,000	$—
Vehicle inventory deposits	4,756	577
Production equipment deposits	3,948	—
Other current deposits	3,346	271
Prepaid Insurance	7,505	—

Total prepaid expenses and other current assets	24,555	848

Note 6. Property, Plant, and Equipment
, net
Property, plant, and equipment
, net
consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Land and building	$2,424	$—
Machinery and equipment	5,728	371
Software	168	—
Leasehold improvements	358	—
Construction in progress	663	60

Total Property, plant, and equipment	9,431	431
Less: Accumulated depreciation and amortization	(463)	(13)

Property, plant and equipment, net	$8,878	$418

Depreciation and amortization expense totaled $0.2 million and $0.5 million for the three months and nine months ended September 30, 2021. Depreciation and amortization expense was negligible for the three months ended September 30, 2020, and the period from inception (January 21, 2020) to September 30, 2020.
Note 7. Convertible Notes
In February 2021, the Company entered into a Convertible Notes Purchase Agreement with certain investors for the purchase and sale of $45 million in Convertible Notes (the “Convertible Notes”). The Convertible Notes accrued interest at an annual rate of 1% commencing upon issuance and compounding semi-annually on each August 1 and February 1. Interest was payable by increasing the principal amount of the Convertible Notes (with such increased amount accruing interest as well) on each interest payment due date.
As the Convertible Notes contained various settlement outcomes, the Company evaluated each scenario for accounting purposes. The conversion features settled at discounts upon certain financing events were determined to be redemption features and were evaluated as embedded derivatives and bifurcated from the Convertible Notes due to the substantial premium to be paid upon redemption. At issuance, option-based features were determined to have a de minimis fair value, and non-option-based
features were bifurcated assuming the issuance fair value was zero. Changes in the derivative liability fair values were reported in operating results each reporting period, prior to the close of the Business
Combination.
The period from July 1, 2021
to the close date of the Business Combination the Company recorded de minimis amount of interest expense related to the stated interest for the Convertible Notes and $0.3 million related to the change in the value of the bifurcated embedded derivative within interest expense.
The period from February 2021
to the close date of the Business Combination the Company recorded $0.2 million of interest expense related to the stated interest for the Convertible Notes and $5.0 million related to the change in the value of the bifurcated embedded derivative within interest expense.
Upon the closing, the Convertible Notes and the accrued interest automatically converted into 5,022,052 shares of common stock of the Company (see Note 3. Business Combination).

Note 8. Investments in Equity Securities
We have certain equity security investments which are included in Restricted cash and other assets on the Condensed Consolidated Balance Sheets.
The Company owns common shares, participation rights, and options to purchase additional common shares in Global NRG H2 Limited (“NRG”). The Company does not have control and does not have the ability to exercise significant influence over the operating and financial policies of this entity. The Company’s investment totaled $0.1 million as of December 31, 2020 and increased to $2.5 million as of September 30, 2021.
On July 29, 2021, the Company entered into a Master Hub Agreement with Raven SR, LLC (“Raven SR”) whereby Raven SR granted to the Company a right of first refusal to co-invest in up to 100 of Raven SR’s first 200 solid waste-to-hydrogen generation and production facilities hubs), and up to 150 of Raven SR’s gas-to-hydrogen generation and production facilities across the United States on a hub-by-hub basis. In connection with this agreement, Hyzon invested $2.5 million on July 30, 2021, to acquire a minority interest in Raven SR.
The Company’s total investments in equity securities as of September 30, 2021, and December 31, 2020, were $
5.0

million
and $
0.1

million, respectively.
Note 9. Income Taxes
The Company did not record a provision for income taxes for the three or nine months ended September 30, 2021, because it expects to generate a loss for the year ending December 31, 2021, and the Company’s net deferred tax assets continue to be fully offset by a valuation allowance.
As of September 30, 2021, and December 31, 2020, the Company had
net
deferred tax assets of approximately $19.3 million and $3.1 million, respectively, each of which was fully offset by a valuation allowance. During the three months ended September 30, 2021, and September 30, 2020, the Company did not record an income tax benefit (expense) as a result of the full valuation allowances recorded against its deferred tax assets. During the nine months ended September 30, 2021, and the period from inception (January 21, 2020) to September 30, 2020, the Company did not record an income tax benefit (expense) as a result of the full valuation allowances recorded against its deferred tax assets.
There were no unrecognized tax benefits and no
amounts accrued for interest and penalties as of September 30, 2021, and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its positions. The Company is subject to income tax examinations by major taxing authorities in the countries in which it operates since inception.
Note 10. Fair Value Measurements
The Company follows the guidance in ASC Topic 820, Fair Value Measurement. For assets and liabilities measured at fair value on a recurring and nonrecurring basis, a three-level hierarchy of measurements based upon observable and unobservable inputs is used to arrive at fair value. The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•
Level 2 inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•
Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

As of September 30, 2021, and December 31, 2020, the carrying amount of accounts receivable, other current assets, other assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities.

The Company did not have warrant liabilities or earnout liabilities as of December 31, 2020. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Fair Value Measurements on a Recurring Basis
(In thousands)	Level 1	Level 2	Level 3	Total
Warrant l iability – Private Placement Warrants	—	—	$11,781	$11,781

Earnout shares liability	—	—	114,758	114,758

Private Placement Warrants
The estimated fair value of the private placement warrants (the “Private Placement Warrants”) is determined using Level 3 inputs by using the binominal lattice model
(“BLM”), the application of BLM requires the use of several inputs and significant unobservable assumptions, including volatility. Significant judgment is required in determining the expected volatility of our common stock. The following table provides quantitative information regarding Level 3 fair value measurement inputs:

	September 30, 2021	July 16, 2021
Stock price	$6.94	$10.33
Exercise price (strike price)	$11.50	$11.50
Risk-free interest rate	0.9%	0.8%
Volatility	60.00%	34.20%
Remaining term (in years)	4.79	5.00
The following table presents the changes in the liability for Private Placement Warrants during the nine months ended September 30, 2021 (in thousands):

Balance as of July 16, 2021	$19,395
Change in estimated fair value	(7,614)

Balance as of September 30, 2021	$11,781

Earnout
The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model. The inputs into the Monte-Carlo pricing model included significant unobservable inputs. The following table provides quantitative information regarding Level 3 fair value measurement inputs:

	September 30, 2021	July 16, 2021
Stock price	$6.94	$10.33
Risk-free interest rate	0.9%	0.8%
Volatility	90.00%	90.00%
Remaining term (in years)	4.79	5.00
The following table presents the changes in earnout liability during the nine months ended September 30, 2021 (in thousands):

Balance as of July 16, 2021	$188,373
Change in estimated fair value	(73,615)

Balance as of September 30, 2021	$114,758

The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded.

Note 11. Commitments and Contingencies
Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims in the ordinary course of business. While we are a party to current legal proceedings as discussed more fully below, we do not believe that these proceedings, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, or results of operations. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of legal defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.
Prior to the completion of the Business Combination, certain purported DCRB stockholders filed lawsuits against DCRB and its directors asserting claims for breaches of fiduciary duty (
Lanctot
 v. Decarbonization Plus Acquisition Corp. et al.,
Index No. 652070/2021 (N.Y. Sup. Ct., N.Y. County);
Pham
 v. Decarbonization Plus Acquisition Corp. et al.,
No.21-CIV-01928
(Cal. Sup., San Mateo County)). These complaints allege that the DCRB board members breached their fiduciary duties in connection with the merger by allegedly agreeing to the transaction following an inadequate process and at an unfair price, and by allegedly disseminating inaccurate or incomplete information concerning the transaction. These complaints seek, among other things, injunctive relief, damages, and an award of attorneys’ fees. The defendants in these cases have not yet answered these complaints and we believe that these lawsuits are without merit.
On September 28, 2021, Blue Orca Capital released a report indicating that it held a short position in our stock and making numerous allegations about the Company. On October 5, 2021, we issued a press release denying the allegations and correcting numerous false claims and assertions in the report. Two related putative securities class action lawsuits were filed against the Company, certain of its current officers and directors and certain officers and directors of DCRB between September 30, 2021, and October 13, 2021, in the U.S. District Court for the Western District of New York (
Kauffmann v. Hyzon Motors Inc
., et al.
(No.6:21-cv-06612-CJS);
Brennan v. Hyzon Motors Inc
., et al.
(No.6:21-cv-06636-CJS))
asserting violations of federal securities laws under Sections 10(b) and 20(a) of the Exchange Act, and Rule
10b-5
thereunder. The complaints generally allege that the Company and individual defendants made materially false and misleading statements relating to the nature of its customer contracts, vehicle orders and sales and earnings projections, based on allegations in the Blue Orca Capital report. We intend to vigorously defend against these claims.
The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

Note 12. Stock-based Compensation Plans
2020 Stock Incentive Plan
In January 2020, Legacy Hyzon adopted the 2020 Stock Incentive Plan (the “2020 Plan”) under which employees, directors, and consultants may be granted various forms of equity incentive compensation including incentive and non-qualified
options.
A total number of 16,250,000 reserved shares of common stock were reserved for awards under the 2020 Plan. Shares of common stock issued under the Plan may be either authorized but unissued shares or reacquired common stock of Legacy Hyzon. Under the 2020 Plan, the exercise period of options is determined when granted, and options expire no later than fifteen years from the date of grant, subject to terms and limitations relative to termination of service and ownership percentages of the voting power of all classes of Legacy Hyzon’s stock.
The 2020 Plan was terminated in connection with the Business Combination in July 2021, and Legacy Hyzon will not grant any additional awards under the 2020 Plan. Any ungranted shares under the 2020 plan expired. However, the 2020 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under it. At the closing of the Business Combination, the outstanding awards under the 2020 Plan were converted at an Exchange Ratio of 1.772
.
Share and per share information below have been converted from historical disclosure based on the Exchange Ratio.
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”) was approved by the Board of Directors on June 24, 2021, and subsequently approved by the stockholders on July 15, 2021. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSU and performance awards to the Company’s employees, directors, and consultants. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan is 23,226,543
shares. In connection with the Business Combination, 21,339,493 shares of Class A common stock subject to outstanding equity awards granted under the 2020 Plan are converted into equity awards under the 2021 Plan. The number of shares of common stock available for issuance under the 2021 Plan will also include an annual increase on the first day of each year beginning in 2022 and ending in 2031, equal to the lesser of (A) two and one-half
percent of the shares outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Board of Directors.
Former CTO Retirement Agreement
In September 2021, the Company and former Chief Technology Officer (“former CTO”) entered into a Letter Agreement (the “Agreement”) concerning the former CTO’s retirement and separation from Hyzon. Pursuant to the Agreement, for a period of 24 months commencing on September 18, 2021 (the “Initial Consulting Period”), he will serve as a consultant to Hyzon. In exchange for services provided during the Initial Consulting Period, he will receive

$20,000 per month. Subject to conditions of the Letter Agreement, the 1,772,000 stock options previously granted pursuant to his employment agreement with the Company will continue to vest annually in equal installments on April 1, 2022 through April 1, 2025. He also will be entitled to receive 250,000
RSUs of Hyzon, half of which
vested after
his retirement date and half of which will vest on or after the one-year anniversary of his retirement date. The service condition in the Agreement related to the vesting of these awards was determined to be non-substantive, and therefore, the Company recognized stock-based compensation expense of
$13.4 million immediately in September 2021. In addition, the Company recognized salary expense of $0.5 million related to his monthly consulting payments.
Stock-based Compensation Activities
During the three months
ended September 30, 2021, the Company did not grant any stock options. During the nine months ended September 30, 2021, the Company granted 134,672 stock options with a weighted average grant date fair value of $1.68 per share that vest over five years. During the three months ended September 30, 2021, 221,500 options were exercised resulting in proceeds of $0.3 million, and 107,206 options were forfeited or replaced. During the nine months ended September 30, 2021, 354,409 options were exercised resulting in proceeds of $0.4 million, and 174,542 options were forfeited or replaced. There was no option activity in the three months ended September 30, 2020, or the period from inception (January 21, 2020) to September 30, 2020.
During the three months ended September 30, 2021, the Company granted 864,765
RSUs
with a weighted average grant date fair value of $8.04 per share. During the three months ended September 30, 2021, 450,643
RSUs
were forfeited. During the nine months ended September 30, 2021, the Company granted 2,622,589
RSUs
with a weighted average grant date fair value of $4.44 per share. The
RSUs
granted during the three months and nine months ended September 30, 2021, vest over periods ranging from four to five years. The Company did not grant
RSUs
in the three months ended September 30, 2020, or the period from inception (January 21, 2020) to September 30, 2020.
As of September 30, 2021, there were 19,757,800 options with a weighted average exercise price of $1.13, and 2,171,946
RSUs
outstanding. There were no stock options or
RSUs
outstanding as of September 30, 2020.
The Company recognized stock-based compensation expense
, inclusive of all employees, former CTO’s awards, and earnout shares to other equity holders, of $27.2 million and $28.1 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2020, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $12.6 million, which is expected to be recognized over the remaining vesting period of the respective grants, through the third quarter of 2026.

Note 13. Warrants
As of September 30, 2021, there were 19,300,742 warrants outstanding, of which 11,286,242 are public warrants (the “Public Warrants”) and 8,014,500 were Private Placement Warrants. Each whole warrant entitles the registered holder to purchase one share of
common stock
at a price of $11.50 per share, subject to adjustment as discussed below. Only whole warrants are exercisable. The warrants will expire on the earlier to occur of: (i) the fifth anniversary of the completion of the Company’s Business Combination, (ii) their redemption or (iii) the liquidation of the Company.
Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the “30-day redemption period”; and

•
if, and only if, the last reported sale price of the Company’s common stock has been at least $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) on each of 20 trading days within the 30-trading day period ending on the third business day prior to the date on which the notice of redemption is given.

Once the warrants become exercisable, the Company may redeem the outstanding warrants for common stock:

•	in whole and not in part;

•	at a price of $0.10 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption;

•
if, and only if, the last reported sale price of the Company’s common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) on the trading day prior to the date on which the notice of redemption is given; and

•
if the last sale price of the Company’s common stock on the trading day prior to the date on which the notice of redemption is given is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants.

The terms of the Private Placement Warrants are identical to the Public Warrants as described above, except that the Private Placement Warrants are not redeemable (except as described above) so long as they are held by the sponsor or its permitted transferees.
The Public Warrants are classified as equity and subsequent remeasurement is not required. The Private Placement Warrants are classified as liabilities and are initially recorded at their fair value, within warrant liability on the Condensed Consolidated Balance Sheets, and remeasured at each subsequent reporting date. Changes in the fair value of these instruments are recognized within Change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The fair value of the Private Placement Warrants on July 16, 2021, in the amount of $19.4 million was recorded as a Warrant liability and a reduction to Additional paid-in
capital on the Condensed Consolidated Balance Sheets. The change in fair value for the three and nine months ended September 30, 2021, in the amount of $7.6 million was recorded as a reduction in Warrant liability on the Condensed Consolidated Balance Sheets and a gain from change in fair value of warrant liability on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 14. Related Party Transactions
Horizon IP Agreement
In January 2021, the Company entered into an intellectual property agreement (the “Horizon IP Agreement”) with Jiangsu Qingneng New Energy Technologies Co., Ltd. and Shanghai Qingneng Horizon New Energy Ltd. (together, “JS Horizon”) both of which are affiliates of the Company’s ultimate parent, Horizon. Under the Horizon IP Agreement, JS Horizon assigned to the Company a joint ownership interest in certain intellectual property rights previously developed by JS Horizon (“Background IP”), and each of Hyzon and JS Horizon granted to the other, within such other party’s field of use, exclusive licenses under their respective joint ownership rights in the Background IP, as well as their rights in improvements made in the future with respect to such Background IP. Under that agreement, the Company also grants JS Horizon a perpetual non-exclusive
license under certain provisional patent applications (and any patents issuing therefrom), as well as improvements thereto. On September 27, 2021, the Horizon IP Agreement was amended to add Jiangsu Horizon Powertrain Technologies Co. Ltd. (“JS Powertrain”) as a party.
The Horizon IP Agreement revised and clarified the intellectual property arrangements existing as of the Company’s inception, as set forth under two previous agreements. Under a license agreement made effective at the time of the Company’s inception (the “License Agreement”), the Company received an exclusive license under certain of the Background IP. That agreement was later terminated and replaced with a Partial Assignment Agreement of Fuel Cell Technology, dated November 19, 2020 (the “Partial Assignment Agreement”), which contemplated a joint ownership structure with respect to certain of the Background IP similar to the structure set forth under the now existing Horizon IP Agreement. Both the original License Agreement and Partial Assignment Agreement have been superseded by the Horizon IP Agreement.
Under the terms of the Horizon IP Agreement, the Company will pay JS Horizon and
JS
Powertrain $10 million as consideration for the rights it receives under the Background IP and improvements thereto.
Subsequent to September 30, 2021
, $6.9

million
was
paid and the remainder is expected to be paid in December 2021.
Because the Company is under common control with Horizon and JS Horizon, the cost of the intellectual property transferred should equal the historical cost of the Company’s ultimate parent, Horizon. Due to the creation of the Background IP through research and development over a long period of time, the historical cost of the intellectual property acquired is zero. As such, no asset was recorded for the Background IP on the Company’s balance sheet. The difference between the fixed amounts payable to JS Horizon and JS Powertrain and the historical cost is treated as a deemed distribution to Horizon, given the common control.
Related Party Payables and Receivables
Horizon Fuel Cell Technologies and Related Subsidiaries
Hyzon utilizes Horizon to supply certain fuel cell components. In March 2021, the Company made a deposit payment to Horizon in the amount of
$5 million to secure fuel cell components. This payment is included in prepaid expenses as none of the components have yet been received.
Certain employees of Horizon and its affiliates provide services to the Company. Based on an analysis of the compensation costs incurred by Horizon and an estimate of the proportion of effort spent by such employees on each entity, an allocation of approximately $1.2 million and $0.1 million was recorded in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) related to such services for the three months ended September 30, 2021, and September 30, 2020, respectively. An allocation of approximately $1.8 million and $0.4 million was recorded in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) related to such services for the nine months ended September 30, 2021, and the period from inception (January 21, 2020) to September 30, 2020, respectively.
The
related party liability to Horizon and affiliates is $3.8 million and $0.6 million as of September 30, 2021, and December 31, 2020, respectively.
Holthausen
The Company entered into a joint venture agreement in October 2020 to create Hyzon Europe with Holthausen. As Hyzon Europe builds out its production facilities, it relies on Holthausen for certain production resources that result in related party transactions. In addition, both companies rely on certain suppliers, including Horizon.
In July 2021, Hyzon Europe assumed certain customer sales contracts from Holthausen with an aggregate value of

$5.1
 million. As a result of this transaction, the Company recorded Contract liabilities of
$4.1

million, work-in-process inventory of
$3.4

million, and due from Holthausen of $0.7 million.
As of September 30, 2021, the Company has a net related party payable in the amount of $0.8 million due to Holthausen.

Note 15. Earnings per Share
The following table presents the information used in the calculation of our basic and diluted earnings (loss) per share attributable to Hyzon common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,	Inception (January 21, 2020) to September 30,
	2021	2020	2021	2020
Net income (loss) attributable to Hyzon	$32,354	$(556)	$14,786	$(854)
Weighted average shares outstanding:
Basic	234,464	148,405	189,226	148,405
Effect of dilutive securities	11,799	—	11,742	—

Diluted	246,263	148,405	200,968	148,405
Earnings (loss) per share attributable to Hyzon:
Basic	$0.14	$—	$0.08	$(0.01)
Diluted	$0.13	$—	$0.07	$(0.01)
The weighted average number of shares outstanding prior to Business Combination were converted at an Exchange Ratio of 1.772.
The following shares were not included in the calculation of the weighted average diluted shares outstanding as the effect would have been anti-dilutive or the shares are contingently issuable, but all necessary conditions have not been satisfied for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,	Inception (January 21, 2020) to September 30,
	2021	2020	2021	2020

Stock options and restricted stock units	1,475	—	1,475	—
Stock options with market and performance conditions	5,538	—	5,538	—
Private placement warrants	8,015	—	8,015	—
Public Warrants	11,286	—	11,286	—
Earnout shares	23,250	—	23,250	—
In the three and nine months ended September 30, 2020, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share attributable to common shares is the same because the Company reported a net loss for each of these periods and the effect of inclusion would be antidilutive. There were no potentially dilutive securities for the three months ended September 30, 2020 or the period from inception (January 21, 2020) to September 30, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “could,” “should”, “will,” “may,” “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” the negative of such terms and other similar expressions are intended to identify forward looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.
Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to, those described below and under the sections entitled “Risk Factors “and “Cautionary Note Regarding Forward-Looking Statements” included in the Definitive Proxy Statement (the “Proxy”) of DCRB filed with the Securities and Exchange Commission (the “SEC”) on June 21, 2021 and in subsequent reports that we file with the SEC, including this Form 10-Q for the quarter ended September 30, 2021.

•
our ability to commercialize our strategic plans, including our ability to establish facilities to produce our vehicles or secure hydrogen supply in appropriate volumes, at competitive costs or with competitive emissions profiles;

•	our ability to effectively compete in the heavy-duty transportation sector, and intense competition and competitive pressures from other companies worldwide in the industries in which we operate;

•	our ability to maintain the listing of our common stock on Nasdaq;

•	our ability to raise financing in the future;

•	our ability to retain or recruit, or changes required in, our officers, key employees or directors; and

•	our ability to protect, defend or enforce intellectual property on which we depend
Should one or more of the risks or uncertainties described above, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of this report. Except as otherwise required by applicable law, we disclaim any duty to update any forward looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this report. You should, however, review additional disclosures we make in subsequent filings with the SEC.
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto included as a part of the Form
10-Q
to which this Management’s Discussion and Analysis of Financial Condition and Results of Operation is attached. Unless the context otherwise requires, all references in this section to “Hyzon,” “we,” “us,” and “our” are intended to mean the business and operations of Hyzon Motors Inc. and its consolidated subsidiaries following the consummation of the Business Combination and to Legacy Hyzon and its consolidated subsidiaries prior to the Business Combination.

Overview
Headquartered in Rochester, New York, with operations in North America, Europe, and Australasia, Hyzon is an energy transition accelerator and technology innovator, providing end-to-end
solutions primarily for the commercial mobility sector. We operate two lines of businesses: commercial vehicles and hydrogen supply infrastructure.
Our commercial vehicle business is focused primarily on assembling and supplying battery-electric vehicles and fuel cell electric vehicles, such as heavy-duty (Class 8) trucks, medium-duty (Class 6) trucks, light-duty (Class 3) trucks, and
40-
and
60-foot
(12 and
18-meter)
city and coach buses to commercial vehicle operators.
On-road,
our potential customers include shipping and logistics companies and retail customers with large distribution networks, such as grocery retailers, food and beverage companies, waste management companies, and municipality and government agencies around the world.
Off-road,
our potential customers include mining and port equipment manufacturers and operators. These strategic customer groups generally employ a
‘back-to-base’
model where their vehicles return to a central base or depot between operations, thereby allowing operators to have fueling independence as the necessary hydrogen can be produced locally at or proximate to the central base and dispensed at optimally-configured hydrogen refueling stations. Our fuel cell technologies are also compatible with light commercial vehicles among other applications. Hyzon plans to expand its range of products and hydrogen solutions if the transportation sector increasingly adopts hydrogen power and investments are made in hydrogen production and related infrastructure in accordance with our expectations.
In addition, we perform integration for rail and aviation customers and plan to expand our integration activities across maritime and other applications in the future. We expect the opportunities in these sectors to continue to expand with the rapid technological advances in hydrogen-powered fuel cells and the increasing investments in hydrogen production, storage and refueling infrastructure around the world.
Our hydrogen supply infrastructure business is focused on building and fostering a clean hydrogen supply ecosystem with leading partners from feedstock through hydrogen production, dispensing and financing. We collaborate with strategic partners on development, construction, operation, and ownership of hydrogen production facilities and refueling stations in each major region of our operations, which intends to complement our back-to-base
model and near-term fleet deployment. On July 29, 2021, the Company entered into a Master Hub Agreement with Raven SR, LLC (“Raven SR”) whereby Raven SR granted to the Company a right of first refusal to co-invest
in up to 100 of Raven SR’s first 200 solid
waste-to-hydrogen
production hubs, and up to 150 of Raven SR’s
gas-to-hydrogen
production hubs across the United States on a
hub-by-hub
basis. In connection with this agreement, Hyzon invested $2.5 million on July 30, 2021, to acquire a minority interest in Raven SR. We expect near-term realization of the first waste-to-hydrogen
production hub constructed by Raven SR coming online in Richmond, CA, with 5 tons per day of zero Carbon Intensity green hydrogen available for our near-term back-to-base
fleets at diesel parity, in 2022.
Business Combination
On February 8, 2021, Legacy Hyzon, now Hyzon Motors USA Inc. (“Legacy Hyzon”) entered into the Business Combination Agreement and Plan of Reorganization (the “Business Combination”) with DCRB and Merger Sub pursuant to which Merger Sub merged with and into Legacy Hyzon, with Legacy Hyzon surviving the merger as a wholly owned subsidiary of DCRB. The transaction closed on July 16, 2021. Following the close of the business combination, DCRB has been named Hyzon Motors Inc., began trading on Nasdaq, and its common stock and warrants trade under the symbols “HYZN” and “HYZNW”, respectively. The Business Combination generated proceeds of approximately $512.9 million cash, net of transaction costs allocated to equity and redemptions by DCRB’s public stockholders. This includes an aggregate of $355 million of gross proceeds from the PIPE Financing at $10.00 per PIPE Share. Hyzon’s cash on hand after giving effect to this transaction, including transaction costs and expenses, is expected to be used for general corporate purposes, including developing infrastructure and supply chain, acquiring and leasing equipment for manufacturing, and investing in research and development.

COVID-19
Pandemic
The
COVID-19
pandemic is currently impacting countries, communities, supply chains, and the global financial markets. Governments have imposed laws requiring social distancing, travel restrictions, shutdowns of businesses and quarantines, among others, and these laws may limit our ability to meet with potential customers or partners, or affect the ability of our personnel, suppliers, partners and customers to operate in the ordinary course of business. Although the economy has begun to recover, the severity and duration of the related global economic crisis is not fully known. The
COVID-19
pandemic is expected to continue to have residual negative impacts, in particular the supply chain continues to face disruptions. Rebounding demand in key components challenge the supply base and supply chain with short notice and increasing volume levels. The supply constraints include overseas freight congestion causing extended lead times, semiconductor allocation, other raw/component material shortages and supplier staffing challenges.
The
COVID-19
pandemic and measures to prevent its spread have had the following impact on our business:

•
Our workforce
. Employee health and safety is our priority. In response to
COVID-19,
we established new protocols to help protect the health and safety of our workforce. We will continue to stay up-to-date
and follow local, CDC, or WHO guidelines regarding safe work environment requirements.

•
Operations and Supply Chain.
We continue to experience some delays in our supply chains which may temporarily limit our ability to outfit vehicles and fuel cell systems with key components. However, our global footprint has allowed us to leverage our strategic partnerships and to meet customer demands for zero emission heavy commercial vehicles despite these challenges. In the future, we may experience supply chain disruptions from related or third-party suppliers and any such supply chain disruptions could cause delays in our development and delivery timelines. We continue to monitor the situation for any potential adverse impacts and execute appropriate countermeasures, where possible.

While we have experienced some operational challenges, the long-term implications of the
COVID-19
pandemic on our workforce, operations and supply chain, as well as demand remain uncertain. These factors may in turn, have a material adverse effect on our results of operations, financial position, and cash flows.
Key Trends and Uncertainties
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors — Risks Related to Hyzon” included in the Proxy of DCRB filed with SEC on June 21, 2021.
Commercial Launch of Hyzon-branded commercial vehicles and other hydrogen solutions
We have reported our first deliveries and revenues of $1.0 million through September 30, 2021; however, our business model has yet to be tested. Prior to full commercialization of our commercial vehicle business at scale, we must complete the construction of required manufacturing facilities and achieve research and development milestones. We must establish and operate facilities capable of producing our hydrogen fuel cell systems or assembling our hydrogen-powered commercial vehicles in appropriate volumes and at competitive costs.
Until we can generate sufficient additional revenue from our commercial vehicle business, we expect to finance our operations through equity and/or debt financings. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We expect that any delays in the successful completion of our manufacturing facilities, availability of critical parts, and/or validation and testing will impact our ability to generate revenue.

Hydrogen Production & Supply Infrastructure
We continue to develop an end-to-end hydrogen ecosystem delivery model, with a partner-driven approach to design, build, own & operate hydrogen production hubs and downstream dispensing infrastructure expected to provide zero-to-negative carbon intensity hydrogen at below diesel-parity cost structures supporting Hyzon vehicle fleet deployments. We intend to continue forming additional partnerships across the full hydrogen feedstock, production & dispensing lifecycle in each major region in which we operate, designed to ensure that the hydrogen fuel required is available at the cost and carbon intensity requirements to drive fleet conversions to Hyzon hydrogen fuel cell commercial vehicles. Given we have a partner-driven approach, we are naturally reliant upon our partners’ performance in fulfilling the obligations that we depend on for delivery of each segment of that value chain. Additionally, consistent with other construction projects there are risks related to realized construction cost and schedule that can impact final cost to produce and deliver hydrogen and timing of that delivery, along with the availability of feedstock near our vehicle fleet deployments. We intend to manage these risks by partnering with high quality and high performing partners with a track record of timely delivery and instituting commercial agreements to drive down construction cost and on-time schedule performance.
Continued Investment in Innovation
We believe that we are the industry-leading hydrogen technology company with the most efficient and reliable fuel cell powertrain technologies and an unmatched product and service offering. Our financial performance will be significantly dependent on our ability to maintain this leading position. We expect to incur substantial and increasing research and development expenses and stock-based compensation expenses as a result. We dedicate significant resources towards research and development and invest heavily in recruiting talent, especially for vehicle design, vehicle software, fuel cell system, and electric powertrain engineers. We will continue to recruit and retain talented engineers to grow our strength in our core technologies. We expect to incur additional stock-based compensation expenses as we support our growth and status as a publicly traded company. We expect our strategic focus on innovation will further solidify our leadership position.
Customer Demand
We have received significant interest in our commercial vehicles and are able to convert non-binding
letters of intent or memoranda of understanding into binding orders or sales. However, while we are continually seeking to expand our customer base, we depend on a few major customers and we expect this will continue for the next several years. As of September 30, 2021, Hyzon has received orders from customers in an aggregate value of approximately $20.6 million from companies around the world, and Hyzon’s customers have paid $11.0 million in deposits with respect to such orders.
Supplier Relationships
We also depend on third parties, including our majority beneficial shareholder and parent company Horizon, for supply of key inputs and components for our products, such as fuel cells and automotive parts. We intend to negotiate potential relationships with industry-leading original equipment manufacturers (“OEMs”) to supply chassis for our Hyzon-branded vehicles but do not yet have any binding agreements and there is no guarantee that definitive agreements will be reached. Such suppliers, including Horizon, may be unable to deliver the inputs and components necessary for us to produce our hydrogen-powered commercial vehicles or hydrogen fuel cell systems at prices, volumes, and specifications acceptable to us. If we are unable to source required inputs and other components from third parties on acceptable terms, it could have a material adverse effect on our business and results of operations.
The automotive industry continues to face supply chain disruption. We are experiencing increases in both the cost and time to receive of raw materials, such as semiconductors or chassis. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. Many of the parts for our products are sourced from suppliers in China and the manufacturing situation in China remains uncertain.

Market Trends and Competition
The last ten years have seen the rapid development of alternative energy solutions in the transportation space. We believe this growth will continue to accelerate as increased product offerings, technological developments, reduced costs, additional supporting infrastructure, and increased global focus on climate goals drive broader adoption.
We believe that commercial vehicle operators, its initial target market, will be driven towards hydrogen-powered commercial vehicles predominantly by the need to decarbonize activities, but also by the potential for lower total cost of ownership in comparison to the cost of ownership associated with traditional gasoline and diesel internal combustion engine vehicles. Our fuel cell technology can be deployed across a broad range of mobility applications, including on-road,
off-road,
rail, maritime and aviation.
The competitive landscape for our commercial vehicles ranges from vehicles relying on legacy internal combustion engines, to extended range electric and battery electric engines, to other hydrogen fuel cell and alternative low-to-no
carbon emission propulsion vehicles. Competitors include well established vehicle companies already deploying vehicles with internal fuel cell technology and other heavy vehicle companies that have announced their plans to offer fuel cell trucks in the future. We also face competition from other fuel cell manufacturers. We believe that our company is well positioned to capitalize on growth in demand for alternative low-to-no
carbon emission propulsion vehicles due to the numerous benefits of hydrogen power, including hydrogen’s abundance and ability to be produced locally and the generally faster refueling times for hydrogen-powered commercial vehicles, as compared to electricity-powered vehicles. However, in order to successfully execute on our business plan, we must continue to innovate and convert successful research and development efforts into differentiated products, including new commercial vehicle models.
Our current and potential competitors have greater financial, technical, manufacturing, marketing and other resources. Our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their internal combustion, alternative fuel and electric truck programs.
Regulatory Landscape
We operate in a highly regulated industry. The failure to comply with laws or regulations, including but limited to rules and regulations covering vehicle safety, emissions, dealerships, and distributors, could subject us to significant regulatory risk and changing laws and regulations and changing enforcement policies and priorities could adversely affect our business, prospects, financial condition and operating results. We may be also required to obtain and comply with the terms and conditions of multiple environmental permits, many of which are difficult and costly to obtain and could be subject to legal challenges. We depend on global customers and suppliers, and adverse changes in governmental policy or trade regimes could significantly impact the competitiveness of our products. Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability. See the section entitled “Information about Hyzon – Government Regulations” in the Proxy.

Results of Operations
Three Months Ended September 30, 2021 and 2020
Hyzon was formed and commenced operations on January 21, 2020. As a result, we have a very limited operating history from inception and limited prior period comparable information available to be presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Hyzon.”
Revenue.
Revenue represents sales of hydrogen fuel cell electric vehicles. Revenue for the three months ended September 30, 2021 was $1.0 million. We did not generate revenue for the three months ended September 30, 2020.
Operating Expenses.
Operating expenses for the three months ended September 30, 2021 were $50.6 million compared to $0.5 million for the three months ended September 30, 2020. Operating expenses consist of cost of revenue, research and development expenses and selling, general and administrative expenses.
Cost of Revenue.
Cost of revenue includes direct materials, labor costs, allocated overhead costs related to the manufacture of hydrogen fuel cell electric vehicles, and estimated warranty costs. Cost of revenue for the three months ended September 30, 2021 were $1.0 million. We did not generate revenue for the three months ended September 30, 2020.
Research and Development Expenses.
Research and development expenses represent costs incurred to support activities that advance the development of current and next generation hydrogen powered fuel cell systems, the design and development of ePowertrain, and the integration of those systems into various mobility applications. Our research and development expenses consist primarily of employee-related personnel expenses, prototype materials and tooling, design expenses, consulting and contractor costs and an allocated portion of overhead costs.
Research and development expenses were $4.8 million and $0.1 million in the three months ended September 30, 2021 and September 30, 2020, respectively. The increase was primarily due to $3.0 million in higher personnel costs in developing our research and development expertise for our global customer base. We expect research and development expenses to increase significantly and become a larger percentage of our operating expenses going forward as we build out our research facilities and expand headcount to advance our development of current and next generation hydrogen powered fuel cell systems, the design and development of ePowertrain, and the integration of those systems into various mobility applications.
Selling, General and Administrative Expenses.
Selling expenses consist primarily of employee-related costs for individuals working in our sales and marketing departments, third party commissions, and related outreach activities. General and administrative expenses consist primarily of personnel-related expenses associated with our executive, finance, legal, information technology and human resources functions, as well as professional fees for legal, audit, accounting and other consulting services, and an allocated portion of overhead costs.
Selling, general and administrative expenses were $44.8 million and $0.4 million in the three months ended September 30, 2021 and September 30, 2020, respectively. The increase is comprised of $26.7 million related to stock compensation expense, $13.4 million of which is triggered by a key executive retirement arrangement (see Note 12. Stock-based Compensation Plans) and $13.1 million relates to earnout equity awards pursuant to the Business Combination (see Note 3. Business Combination). Salary and related expenses were $3.3 million in the three months ended September 30, 2021 compared to $0.3 million in the three months ended September 30, 2020. The additional increase of approximately $11.0 million in selling, general and administrative expense was due to building out the Company’s corporate infrastructure and legal and accounting costs associated with the Business Combination for the three months ended September 30, 2021 compared to $0.4 million in the three months ended September 30, 2020. We also continue to incur increased expenses, including accounting, audit, legal, regulatory and tax-related
services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Change in Fair Value.
Change in fair value represents
non-cash
gains or losses in estimated fair values of the private placement warrant and earnout liabilities required to remeasured at each balance sheet date. Change in estimated fair value of private placement warrant and earnout liabilities for the three months ended September 30, 2021, were $7.6 million and $73.6 million gains, respectively. There were no equivalent instruments requiring fair value remeasurement during the three months ended September 30, 2020.
Foreign Currency Exchange Gain (Loss).
Foreign currency exchange gain (loss) represents exchange rate gains and losses related to all transactions denominated in a currency other than our or our subsidiary’s functional currencies. Foreign currency exchange loss was $0.1 million in the three months ended September 30, 2021 compared to negligible expense in the three months ended September 30, 2020, as there were few transactions in foreign currencies in the prior period. We expect the volume of foreign currency transactions to grow significantly in the future as we continue to expand our geographic footprint.
Interest Expense, net.
Interest expense, net was $0.3 million in the three months ended September 30, 2021, compared to negligible expense in the three months ended September 30, 2020. Interest expense relates primarily to the convertible debt issued in February 2021 and is comprised primarily from changes in the fair value of the embedded derivative associated with the automatic conversion provision of the convertible note. Upon close of the Business Combination in July 2021, the convertible debt and accrued interest converted into shares of common stock of the Company (see Note 3. Business Combination). There was no debt outstanding during the three months ended September 30, 2020.
Net Income (Loss) Attributable to
Non-Controlling
Interests.
Net income (loss) attributable
to non-controlling interests
represents results attributable to third parties in our operating subsidiaries. Net income (loss) is generally allocated based on such ownership interests held by third parties with respect to each of these entities.
Net loss attributable
to non-controlling interests
was $1.1 million for the three months ended September 30, 2021, compared to zero in the three months ended September 30, 2020. The change in the comparative periods is the result of our entering into a joint venture agreement with Holthausen to establish a venture in the Netherlands in October of 2020.
Nine Months Ended September 30, 2021 and Period from January 21, 2020 (Inception) to September 30, 2020
Revenue for the nine months ended September 30, 2021 were $1.0 million. We did not generate revenue for the period from January 21, 2020 (Inception) to September 30, 2020.
Operating expenses for the nine months ended September 30, 2021 were $63.6 million compared to $0.8 million for the period from January 21, 2020 (Inception) to September 30, 2020. Operating expenses consist of cost of revenue, research and development expenses and selling, general and administrative expenses.
Cost of Revenue
Cost of revenue for the nine months ended September 30, 2021 were $1.0 million. Hyzon did not generate revenue for the period from January 21, 2020 (Inception) to September 30, 2020.

Research and Development Expenses
Research and development expenses were $8.9 million and $0.2 million in the nine months ended September 30, 2021 and the period from January 21, 2020 (Inception) to September 30, 2020, respectively. The increase was primarily due to $5.4 million in higher personnel costs in developing our research and development expertise for our global customer base. We expect research and development expenses to increase significantly and become a larger percentage of our operating expenses going forward as we build out our research facilities and expand headcount to advance our development of current and next generation hydrogen powered fuel cell systems and the design and development of ePowertrain, and the integration of those systems into various mobility applications.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $53.7 million and $0.7 million in the nine months ended September 30, 2021 and the period from January 21, 2020 (Inception) to September 30, 2020, respectively. The increase is comprised of $27.7 million related to stock compensation expense, $13.4 million of which is triggered by a key executive retirement arrangement (see Note 12. Stock-based Compensation Plans) and $13.1 million relates to earnout equity awards pursuant to the Business Combination (see Note 3. Business Combination). Salary and related expenses were $5.7 million in the nine months ended September 30, 2021 compared to $0.5 million in the period ended September 30, 2020. The additional increase of approximately $20.8 million in selling, general and administrative expense was due to building out the Company’s corporate infrastructure and legal and accounting costs associated with the Business Combination for the nine months ended September 30, 2021 compared to $0.2 million for the period from January 21, 2020 (Inception) to September 30, 2020. We also expect to continue to incur increased expenses, including accounting, audit, legal, regulatory and tax-related
services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.
Change in Fair Value
Change in estimated fair value of private placement warrant and earnout liabilities for the nine months ended September 30, 2021, were $7.6 million and $73.6 million gains, respectively. There were no equivalent instruments requiring fair value remeasurement during the period January 21, 2020 (Inception) to September 30, 2020.
Foreign Currency Exchange Gain (Loss)
Foreign currency exchange loss was $0.2 million in the nine months ended September 30, 2021 compared to negligible expense in the period January 21, 2020 (Inception) to September 30, 2020, as there were few transactions in foreign currencies in the prior period. We expect the volume of foreign currency transactions to grow significantly in the future as we continue to expand our geographic footprint.
Interest Expense, net
Interest expense, net was $5.2 million in the nine months ended September 30, 2021 compared to negligible expense in the period January 21, 2020 (Inception) to September 30, 2020. Interest expense in 2021 relates primarily to the convertible debt issued in February 2021 and is comprised primarily from changes in the fair value of the embedded derivative associated with the automatic conversion provision of the convertible note. Upon close of the Business Combination in July 2021, the convertible debt and accrued interest converted into shares of common stock of the Company (see Note 3. Business Combination). Interest expense in 2020 relates primarily to the convertible debt issued on August 24, 2020 and converted to 250,000 common shares on October 19, 2020 upon the Company’s closing of Qualified Financing.
Net Income (Loss) Attributable to
Non-Controlling
Interests
Net loss attributable
to non-controlling interests
was $1.6 million for the nine months ended September 30, 2021 compared to zero in the period from January 21, 2020 (Inception) to September 30, 2020. The change in the comparative periods is the result of our entering into a joint venture agreement with Holthausen to establish a venture in the Netherlands in October of 2020.

Non-GAAP
Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we believe the following non-GAAP
measures are useful in evaluating our operational performance. We use the following non-GAAP
financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP
financial information, when taken collectively, may be helpful to investors in assessing our operating performance.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as net loss before interest income or expense, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation expense, change in fair value of private placement warrant liability, change in fair value of earnout liability and other special items determined by management, if applicable. EBITDA and Adjusted EBITDA are intended as supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP
financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring
items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,
(In thousands)	2021	2020
Net income (loss)	$31,253	$(556)
Interest expense, net	254	15
Income tax expense (benefit)	—	—
Depreciation and amortization	223	75

EBITDA	$31,730	$(466)
Change in fair value of private placement warrant liability	(7,614)	—
Change in fair value of earnout liability	(73,615)	—
Stock-based compensation	13,827	—
Executive transition charges (1)	13,860	—
Business combination transaction expenses (2)	6,533	—
Regulatory and legal matters (3)	111	—

Adjusted EBITDA	$(15,168)	$(466)

(1)	Executive transition charges include stock-based compensation costs of $13.4 million and salary expense of $0.5 million related to former CTO’s retirement.
(2)	Transaction costs of $6.4 million attributable to the liability classified earnout shares and $0.1 million of write-off of debt issuance costs.
(3)
Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the short-seller analyst article from September 2021, and investigations and litigation related thereto.

	Nine Months Ended	For the period January 21, 2020 (Inception) –
(In thousands)	September 30, 2021	September 30, 2020
Net income (loss)	$13,154	$(854)
Interest expense, net	5,249	20
Income tax expense (benefit)	—	—
Depreciation and amortization	518	99

EBITDA	$18,921	$(735)
Change in fair value of private placement warrant liability	(7,614)	—
Change in fair value of earnout liability	(73,615)	—
Stock-based compensation	14,704	—
Executive transition charges (1)	13,860	—
Business combination transaction expenses (2)	6,533	—
Regulatory and legal matters (3)	111	—

Adjusted EBITDA	$(27,100)	$(735)

(1)	Executive transition charges include stock-based compensation costs of $13.4 million and salary expense of $0.5 million related to former CTO’s retirement.
(2)	Transaction costs of $6.4 million attributable to the liability classified earnout shares and $0.1 million of write-off of debt issuance costs.
(3)
Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the short-seller analyst article from September 2021, and investigations and litigation related thereto.

Liquidity and Capital Resources
As of September 30, 2021, we had $498.0 million in unrestricted cash, positive working capital of $510.5 million, and retained earnings of $0.5 million. The Business Combination closed on July 16, 2021, generated proceeds of approximately $512.9 million of cash, net of transaction costs and redemptions. We believe that our current cash balance will provide adequate liquidity during the
12-month
period following September 30, 2021.
Our future capital requirements will depend on many factors, including, but not limited to, the rate of our growth, our ability to generate sufficient revenue from commercial vehicle sales and leases to cover operating expenses, working capital expenditures, and additional cash resources due to changed business conditions or other developments, including supply chain challenges, disruptions due to
COVID-19,
competitive pressures, and regulatory developments, among other developments. Further, we may enter into future arrangements to acquire or invest in businesses, products, services, strategic partnerships, and technologies. As such, we may be required to seek additional equity and/or debt financing. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations may be materially and adversely affected.
Debt
As of September 30, 2021 we have no debt. The Convertible Notes and accrued interest were converted to 5,022,052 shares of common stock upon close of the Business Combination.
Cash Flows
Cash Flows for the nine Months Ended September 30, 2021 and for the Period from January 21, 2020 (Inception) through September 30, 2020
Cash Flows from Operating Activities
Net cash used in operating activities was $56.2 million for the nine months ended September 30, 2021, as compared to negligible cash provided for the period from January 21, 2020 (Inception) through September 30, 2020. The cash flows used in operating activities for the nine months ended September 30, 2021 was driven by net income of $13.2 million and adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash gain adjustments primarily consisted of changes in fair value of the private placement warrant of $7.6 million and earnout liabilities of $73.6 million. These non-cash gain adjustments were partially offset by $28.1 million stock-based compensation expense and $0.7 million in depreciation and amortization and reduction in the carrying amount of right of use assets. Changes in operating assets and liabilities were primarily driven by $25.2 million in prepayments for vehicle inventory, production equipment, other supplier deposits and D&O insurance, and $14.6 million in inventory purchases. The cash flows provided by operating activities for the period from January 21, 2020 (Inception) through September 30, 2020 was driven by recording a net loss of $0.9 million, slightly outweighed by changes in operating assets and liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities was $17.6 million for the nine months ended September 30, 2021, as compared to $0.1 million for the period from January 21, 2020 (Inception) through September 30, 2020. The cash flows used in investing activities for the nine months ended September 30, 2021 were primarily due to $7.2 million in capital expenditures, as well as, $4.0 million in machinery and equipment deposits to begin production of hydrogen fuel cell systems and assembly of hydrogen storage systems, and $4.9 million investments in equity securities of NRG and Raven SR. The $7.2 million in capital expenditures were comprised of approximately $2.3 million related to acquiring a facility near Rochester, NY, $3.0 million in machinery equipment and $1.9 million in R&D assets. There were no similar purchases or investments in the period January 21, 2020 (Inception) through September 30, 2020.
Cash Flows from Financing Activities
Net cash provided by financing activities was $558.1 million for the nine months ended September 30, 2021, as compared to $0.6 million for the period from January 21, 2020 (Inception) through September 30, 2020. The cash flows provided by financing activities for the nine months ended September 30, 2021 was due primarily to $512.9 million in proceeds from the Business Combination, net of transaction costs allocated to equity and redemption and $45.0 million in proceeds from issuance of convertible debt. The cash flows provided by financing activities for the period from January 21, 2020 (Inception) through September 30, 2020 was due primarily to $0.5 million in proceeds from issuance of convertible debt.
Contractual Obligations and Commitments
Hyzon’s contractual obligations and other commitments as of September 30, 2021, include payments totaling $10 million in the aggregate due in 2021 to JS Horizon and JS Powertrain, pursuant to the terms of the Horizon IP Agreement. Please see the section below entitled “Intellectual Property” for additional information concerning the Horizon IP Agreement. This liability is reported under Horizon license agreement payable on the Condensed Consolidated Balance Sheets as of September 30, 2021. Subsequent to September 30, 2021, $6.9 million was paid and the remainder is expected to be paid in December 2021.

Off-Balance
Sheet Arrangements
We do not maintain any
off-balance
sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s applications of accounting policies. Certain policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by management to determine appropriate assumptions to be used in certain estimates; as a result, they are subject to an inherent degree of uncertainty and are considered critical. Accordingly, we believe the following policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
Share-based Compensation
We measure and recognize compensation expense for all stock options and restricted stock awards based on the estimated fair value of the award on the grant date. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis when the only condition to vesting is continued service. If vesting is subject to a market or performance condition, recognition is based on the derived service period of the award. Expense for awards with performance conditions is estimated and adjusted based upon the assessment of the probability that the performance condition will be met.
We use the Black-Scholes option pricing model to estimate the fair value of stock option awards with service and/or performance conditions. The Black-Scholes option pricing model requires management to make a number of assumptions, including the expected life of the option, the volatility of the underlying stock, the risk-free interest rate and expected dividends. The assumptions used in our Black-Scholes option-pricing model represent our best estimates at the time of grant. These estimates involve a number of variables, uncertainties and assumptions and the application of our judgment, as they are inherently subjective. If any assumptions change, our stock-based compensation expense could be materially different in the future.
These assumptions are estimated as follows:

•
Fair Value of Common Stock.
The grant date fair value of our common stock utilized in the calculation of share-based compensation was determined using valuation methodologies which utilize certain assumptions, including observations of comparable equity values and transactions, probability weighting of events, time to liquidation, a risk-adjusted interest rate, and assumptions regarding our projected future cash flows and growth potential.

•	Expected Term. The expected term represents the period that our stock options are expected to be outstanding.

•
Expected Volatility.
We determine the price volatility factor based on the historical volatilities of our publicly traded peer group as Hyzon does not have a long trading history for our common stock. Industry peers consist of several public companies in the automotive and energy storage industry that are similar to Hyzon in size, stage of life cycle, and financial leverage.

•	Risk-Free Interest Rate. The risk-free interest rate was based on U.S. Treasury zero-coupon securities with maturities consistent with the estimated expected term.

•	Expected Dividend Yield. We have not paid dividends on our common stock nor do we expect to pay dividends in the foreseeable future.

Warrant Liabilities
We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
We account for the Public Warrants as equity and account for the Private Placement Warrants, in connection with the Business Combination, as liabilities. In accordance with ASC 815, the Private Placement Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and remeasured at each reporting date.
We, with the assistance of third-party valuations, utilize the binominal lattice valuation model (“BLM”) to estimate the fair value of Private Placement Warrants at each reporting date. The application of the BLM utilizes significant unobservable assumptions, including volatility. Significant judgment is required in determining the expected volatility of our common stock.
Earnout Liability
The earnout shares with Legacy Hyzon’s common stockholders are accounted for as a liability. In accordance with ASC 815, the earnout shares with Legacy Hyzon common stockholders do not meet the criteria for equity classification and must be recorded as liabilities. Pursuant to ASC 805 initial measurement of these earnout shares are measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. As these earnout shares meet the definition of a derivative as contemplated in ASC 815, they are remeasured at each reporting date. Changes in fair value are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The earnout shares to other holders of outstanding equity awards are accounted for in accordance with ASC 718,
Stock Compensation
, as they relate to stock-based compensation awards issued in exchange for service provided or to be provided to the Company. We recognized the earnout shares to other equity holders as separate and incremental awards from other equity holders’ underlying stock-based compensation awards. Upon the close of the Business Combination, we became contingently obligated to issue earnout shares if the vesting conditions were met. However, for unvested equity awards and where grant date was not established, we did not recognize any expense.
We, with the assistance of third-party valuations, utilize the Monte-Carlo valuation model to estimate the fair value of earnout shares at each reporting date. The application of the Monte-Carlo pricing model utilizes significant unobservable assumptions, including volatility. Significant judgment is required in determining the expected volatility of our common stock. Monte Carlo analysis simulates the future path of the Company’s stock price over the earnout period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value.

Equity Valuations
For all periods prior to the consummation of the Business Combination, there was not a market for our equity. Accordingly, valuations of our equity instruments require the application of significant estimates, assumptions, and judgments. These valuations impact share-based compensation reported in our condensed consolidated financial statements. The following discussion provides additional details regarding the significant estimates, assumptions, and judgments that impact the determination of the fair values of share-based compensation awards and the common stock that comprises our capital structure. The following discussion also explains why these estimates, assumptions, and judgments could be subject to uncertainties and future variability.
Common Stock Valuations
We use valuations of our common stock for various purposes, including, but not limited to, the determination of the exercise price of stock options and inclusion in the Black-Scholes option pricing model. As a privately held company, the lack of an active public market for our common stock requires our management and board of directors to exercise reasonable judgment and consider a number of factors in order to make the best estimate of fair value of our equity. As our capital structure consists of a single class of equity, Hyzon, with the assistance of a third-party valuation specialist, estimates the fair value of our total equity value using a combination of the comparable sales method (a market approach) and the excess earnings method (an income approach). Estimating our total equity value requires the application of significant judgment and assumptions. Factors considered in connection with estimating these values include:

•	Recent arms-length transactions involving the sale or transfer of our common stock;

•	Our historical financial results and future financial projections;

•	The market value of equity interests in substantially similar businesses, which equity interests can be valued through nondiscretionary, objective means;

•	The lack of marketability of our common stock;

•	The likelihood of achieving a liquidity event, such as the business combination, given prevailing market conditions;

•	Industry outlook; and

•	General economic outlook, including economic growth, inflation and unemployment, interest rate environment and global economic trends.
The fair value ultimately assigned to our common stock may take into account any number or combination of the various factors described above, based upon their applicability at the time of measurement. Determination of the fair value of our common stock also may involve the application of multiple valuation methodologies and approaches, with varying weighting applied to each methodology as of the grant date. Application of these approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows; discount rates; market multiples; the selection of comparable companies; and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.

As of November 12, 2020, the estimated fair value of our common stock was $2.00 per share. In making this determination, we relied upon the previous Round A equity financing, which closed on November 12, 2020 as being the only reliable indication of fair value of our common stock before (and including) December 1, 2020. The price of the Round A capital raise was $2.00 per share of our common stock.
The estimated fair value of our common stock was $4.45 per share as of December 31, 2020. The increase in fair value was primarily due to our making progress and taking necessary steps to prepare for the Business Combination. The necessary steps undertaken to prepare for the Business Combination included meeting with DCRB and financial advisors, discussing timing expectations, negotiating a non-binding
letter of intent and signing a binding exclusivity agreement between DCRB and Hyzon. As our ongoing negotiations related to the Business Combination reflected an increased likelihood of a near-term exit transaction and/or liquidity event, the valuation of our equity as of December 31, 2020 took into consideration the indicated equity value implied by the negotiations. While the December 31, 2020 valuation incorporated indicated equity values based upon traditional income and market approaches, consisting of the excess earnings method and comparable sales method. the valuation also incorporated the equity value implied by the business combination. Accordingly, the valuation applied the probability-weighted expected return method (PWERM) to weight the indicated equity value determined under the traditional income and market approaches and the equity value implied by our expected business combination with DCRB. Due to the proximity in time and observability, management placed the most significant weighting on the value as implied by the comparable sales method.
The estimated fair value of our common stock was $9.90 per share as of June 30, 2021. The increase in fair value from December 31, 2020 to June 30, 2021 was primarily due to Hyzon executing a non-binding
letter of intent with DCRB in January 2021 and signing a Business Combination Agreement with DCRB as well as issuing a convertible note payable in the amount of $45 million in February 2021. In addition, Hyzon made progress in procuring new orders from customers during the six months ended June 30, 2021.
As of June 30, 2021, the estimated fair value of our common stock was $9.90 per share, which equates to an implied equity value of $1.0 billion. The primary difference between the fair value derived on June 30, 2021 and the fair value implied by the Business Combination is that the fair value implied by the Business Combination is based only upon a scenario in which the parties complete the Business Combination and is not probability weighted, in contrast to the June 30, 2021 valuation, which considered multiple potential outcomes, some of which would have resulted in a lower value of our common stock than its implied transaction value.
Following the Business Combination with DCRB, it is no longer necessary for our management and its board of directors to estimate the fair value of our common stock, as the Class A common stock is traded in the public market.

Emerging Growth Company Status
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. Hyzon elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, Hyzon, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time Hyzon is no longer considered to be an emerging growth company. At times, Hyzon may elect to early adopt a new or revised standard.
In addition, Hyzon intends to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, Hyzon intends to rely on such exemptions, Hyzon is not required to, among other things: (a) provide an auditor’s attestation report on Hyzon’s system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (b) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.
Hyzon will remain an emerging growth company under the JOBS Act until the earliest of (a) the last day of Hyzon’s first fiscal year following the fifth anniversary of the closing of DCRB’s initial public offering, (b) the last date of Hyzon’s fiscal year in which Hyzon has total annual gross revenue of at least $1.07 billion, (c) the date on which Hyzon is deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates
or (d) the date on which Hyzon has issued more than $1.0 billion in non-convertible
debt securities during the previous three years.
Material Transactions with Related Parties
Horizon IP Agreement
In January 2021, Hyzon entered into the Horizon IP Agreement with JS Horizon, part of the Horizon group of Companies, and in September 2021 JS Powertrain was an added party to the agreement. Pursuant to the agreement the parties convey to each other certain rights in intellectual property relating to Hyzon’s core fuel cell and mobility product technologies, under which Hyzon will pay JS Horizon and JS Powertrain a total fixed payment of $10 million in 2021. Subsequent to September 30, 2021, $6.9 million was paid and the remainder is expected to be paid in December 2021.
Horizon Supply Agreement
In January 2021, Hyzon entered into a supply agreement with Jiangsu Horizon New Energy Technologies Co. Ltd, a wholly owned subsidiary of Horizon, to supply certain fuel cell components. During the three months ended March 31, 2021, the Company made a deposit payment to Horizon in the amount of $5.0 million for long lead time components. This payment is included in prepaid expenses as none of the components have yet been received as of September 30, 2021.
Holthausen
The Company entered into a joint venture agreement in October 2020 to create Hyzon Europe with Holthausen. As Hyzon Europe builds out its production facilities, it relies on Holthausen for certain production resources that result in related party transactions. In addition, both companies rely on certain suppliers including Horizon.
In July 2021, Hyzon Europe assumed certain customer sales contracts from Holthausen with an aggregate value of $5.1 million. As a result of this transaction, the Company recorded Contract liabilities of $4.1 million, work-in-process inventory of $3.4 million, and due from Holthausen of $0.7 million.
As of September 30, 2021, the Company has a net related party payable in the amount of $0.8 million due to Holthausen.

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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective as of September 30, 2021, solely due to the material weakness in internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form
10-Q
fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with the audit of our consolidated financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting. Specifically, due to our size and limited operating history, particularly prior to the Business Combination, we did not have sufficient financial reporting resources and personnel necessary to ensure the appropriate segregation of duties and effective review procedures with respect to the processing and recording of financial transactions, as well as an appropriate level of control oversight over the financial statement reporting process.

Remediation Plans
We have commenced measures to remediate the identified material weakness, including: (i) the hiring of additional finance and accounting personnel over time to augment our accounting staff and to provide more resources for complex accounting matters and financial reporting; (ii) further developing and implementing formal policies, processes and documentation procedures relating to our financial reporting and consulting with accounting experts; and (iii) the adoption of new technological solutions. We intend to continue to take steps to remediate the material weakness described above and further evolving our accounting processes.
The actions we are taking are subject to ongoing executive management review and are also subject to audit committee oversight. To date, we have hired additional financial and accounting personnel with technical accounting experience and implemented new technology solutions to assist with our financial reporting process. We are still executing an assessment to identify process design gaps and implementing additional controls to mitigate segregation of duty risk. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. If we are unable to successfully remediate the material weakness, or if in the future, we identify further material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated.
Changes in Internal Control over Financial Reporting
Other than in connection with the implementation of the remedial measures described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and
15d-15(f)
under the Exchange Act) during the quarter to which this Quarterly Report related that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 11 to our unaudited condensed consolidated financial statements of this quarterly report on
Form 10-Q
is incorporated by reference in answer to this item. Such information is limited to certain recent developments.

Item 1A.	Risk Factors
As a result of the closing of the Business Combination on July 16, 2021, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form
10-K/A
for the fiscal year ended December 31, 2020, no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section entitled “
Risk Factors
” in our Definitive Proxy Statement (file
No. 001-39632)
filed with the SEC on June 21, 2021. Additional risk factors not presently known to us or that we deem immaterial may also impair our business or results of operations. Other than as set forth below, there have been no material changes to the risk factors disclosed in our Definitive Proxy Statement.
We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries.
We are subject to, and may become a party to, a variety of litigation, other claims, suits, regulatory actions and government investigations and inquiries. For example, two related putative securities class action lawsuits were filed against the Company, certain of its current officers and directors and certain officers and directors of DCRB between September 30, 2021, and October 13, 2021, in the U.S. District Court for the Western District of New York (
Kauffmann v. Hyzon Motors Inc
., et al. (No. 6:21-cv-06612-CJS); and
Brennan v. Hyzon Motors Inc
., et al. (No. 6:21-cv-06636-CJS)) asserting violations of federal securities laws. The complaints generally allege that the Company and individual defendants made materially false and misleading statements relating to the nature of its customer contracts, vehicle orders and sales and earnings projections, based on allegations in a report released on September 28, 2021 by Blue Orca Capital, an investment firm that indicated that it held a short position in our stock and made numerous allegations about the Company. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any. We have incurred and may further incur substantial expenses as a result of regulatory and legal matters related to the Blue Orca Capital report and other similar research reports.
The outcome of litigation and other legal proceedings, including the other claims described under Legal Proceedings in Note 11, Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Current Report on Form
10-Q
and incorporated by reference herein, are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other legal proceedings described under Note 11 are subject to future developments and management’s view of these matters may change in the future.
We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.
In connection with the audit of our consolidated financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting that we are currently working to remediate. Specifically, due to our size and limited operating history, particularly prior to the Business Combination, we did not have sufficient financial reporting resources and personnel necessary to ensure the appropriate segregation of duties and effective review procedures with respect to the processing and recording of financial transactions, as well as an appropriate level of control oversight over the financial statement reporting process.
We have commenced measures to remediate the identified material weakness, including: (i) the hiring of additional finance and accounting personnel over time to augment our accounting staff and to provide more resources for complex accounting matters and financial reporting; (ii) further developing and implementing formal policies, processes and documentation procedures relating to our financial reporting and consulting with accounting experts; and (iii) the adoption of new technological solutions. We intend to continue to take steps to remediate the material weakness described above and further evolve our accounting processes.
The actions we are taking are subject to ongoing executive management review and are also subject to audit committee oversight. To date, we have hired additional financial and accounting personnel with technical accounting experience and implemented new technology solutions to assist with our financial reporting process. We are still executing an assessment to identify process design gaps and implementing additional controls to mitigate segregation of duty risk. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. If we are unable to successfully remediate the material weakness, or if in the future, we identify further material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated, and we may be delayed in filing required periodic reports.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The information required by this Item 2 is contained in our Current Report on Form
8-K,
as originally filed with the SEC on July 22, 2021.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Hyzon (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021)

3.2	Amended and Restated Bylaws of Hyzon (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021)

4.1	Ardour Warrant Agreement, dated as of July 16, 2021, by and between DCRB and Continental Stock Transfer & Trust Company incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021.

10.1	Amended and Restated Registration Rights Agreement, dated as of July 16, 2021, by and among Hyzon and certain securityholders of Hyzon named therein and certain equity holders of Legacy Hyzon named therein (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021)

10.2#	Hyzon 2021 Equity and Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021)

10.3#	Employment Agreement, dated as of July 9, 2021, between Hyzon and Craig Knight (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021)

10.4#	Employment Agreement, dated as of July 9, 2021, between Hyzon and George Gu (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021)

10.5#	Employment Agreement, dated as of August 5, 2021, between Hyzon and Mark Gordon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)

10.6#	Letter Agreement between Hyzon and Gary Robb (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2021)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act
#	Indicates management contract or compensatory arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyzon Motors Inc.

Date: November 12, 2021	By:	/s/ Mark Gordon
	Name:	Mark Gordon
	Title:	Chief Financial Officer (Principal Financial Officer)