Form 10-K
period 2021-12-31
Hyzon Motors Inc.
filed 2022-03-30
CIK 1716583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from

to

Commission File Number
001-39632

Hyzon Motors Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-2726724
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)
475 Quaker Meeting House Road
Honeoye Falls
, New York
14472
(585
)
484-9337
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
C lass A Common Stock, par value $0.0001 per share	HYZN	NASDAQ Capital Market
Warrants, each whole warrant exercisable for one share of Class A common stock, $0.0001 par value, at an exercise price of $11.50 per share	HYZNW	NASDAQ Capital Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes
☒
    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes
  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No

☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2021, as reported on the NASDAQ Capital Market, was approximately $232.7 million.
As of March 11, 2022, there were approximately

247,856,052

shares of the registrant’s common stock outstanding, par value $0.0001 per share, outstanding.

PCAOB ID: 0185	Auditor Name: KPMG LLP	Auditor Location: Rochester, New York

CAUTIONARY NOTE REGARDING FORWARD- LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations, and any statements that refer to characterizations of future events or circumstances, including any underlying assumptions. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “could,” “should”, “will,” “may,” “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” the negative of such terms and other similar expressions are intended to identify forward looking statements, although not all forward- looking statements contain such identifying words. Such forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.
Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to, those described below and under the section entitled “
Risk Factors
” in this Report and in subsequent reports that we file with the SEC, including this Form 10-K for the year ended December 31, 2021.

•
our ability to commercialize our products and strategic plans, including our ability to establish facilities to produce our vehicles or secure hydrogen supply in appropriate volumes, at competitive costs or with competitive emissions profiles;

•
our ability to effectively compete in the heavy-duty transportation sector, and withstand intense competition and competitive pressures from other companies worldwide in the industries in which we operate;

•
our ability to convert non-binding memoranda of understanding into binding orders or sales (including because of the current or prospective resources of our counterparties) and the ability of our counterparties to make payments on orders;

•	our ability to invest in hydrogen production, distribution and refueling operations to supply our customers with hydrogen at competitive costs to operate their fuel cell electric vehicles;

•
disruptions to the global supply chain, including as a result of the COVID-19 pandemic and geopolitical events, and shortages of raw materials, and the related impacts on our third party suppliers and assemblers

•	our ability to maintain the listing of our common stock on NASDAQ;

•	our ability to raise financing in the future;

•	our ability to retain or recruit, or changes required in, our officers, key employees or directors;

•	our ability to protect, defend or enforce intellectual property on which we depend; and

•	the impacts of legal proceedings, regulatory disputes and governmental inquiries.
Should one or more of the risks or uncertainties described above, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of this report. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this report. You should, however, review additional disclosures we make in subsequent filings with the SEC.

PART I
Item 1. Business
Overview
Hyzon Motors Inc. (“Hyzon”, the “Company”, ‘we, “our” or “us”) was established with a singular goal: to lead the decarbonization of commercial transportation by deploying zero-emission,
hydrogen fuel cell electric vehicles (“FCEVs”) in a full ecosystem approach, coupling vehicles with access to low-cost,
low-to-negative
carbon intensity hydrogen and a complete service, parts and maintenance approach. We plan to accomplish this through industry-leading vehicle electrification platforms centered around Hyzon’s fuel cell technology, the production and supply of cost-effective clean hydrogen through diversified partnerships and co-investments,
leading partners in service, parts and maintenance, and access to global markets.
Transportation is a vital cog in the global economy and constitutes one of the largest contributors to greenhouse gas (“GHG”) emissions: as a sector, transportation was responsible for approximately 23% of worldwide CO2 emissions in 2019 according to the International Energy Agency. In the U.S., according to the Environmental Protection Agency (“EPA”), transportation contributed up to 29% of GHG emissions in 2019, and of that, light, medium and heavy-duty trucks contributed up to 36% of GHG emissions. The urgent need for zero-emission
solutions in transportation is clear.
Hyzon intends to meet its customers’
zero-emission
vehicle needs by electrifying proven vehicle platforms utilizing our industry leading fuel cell and electric propulsion technologies. We expect to deploy these technologies in various vehicle classes, including heavy-duty (“HD”) and medium-duty (“MD”) trucks and buses with the potential for future expansion into light duty commercial vehicles, additional mobility use cases (e.g., aviation, marine, rail) and stationary power applications. Hyzon plans to drive accelerated zero-emission
vehicle adoption by focusing on the largest and highest impact value pools of a zero-emission
vehicle’s Total Cost of Ownership (“TCO”).
As illustrated in the diagram, we estimate that typical TCO for a heavy-duty truck consists of upfront vehicle costs (40%), fuel costs (50%) and maintenance costs (10%). Hyzon expects to bring leading zero-emission
commercial vehicles to market with increasing vertical integration and innovation across the electric propulsion systems of the vehicle including the fuel cell system. We believe that these specialty vehicle technologies hold the greatest potential for performance and cost improvements given our expectations that they may constitute approximately 70% of the upfront cost of the vehicle. By directly investing in low-cost,
low-to-negative
carbon intensity hydrogen fuel production, and collaborating with partners in feedstock, production, distribution and dispensing, we expect to bring hydrogen fuel to market to match the demand created by our customers’ fleet deployments. This collaboration will include direct investments by Hyzon via its subsidiary, Hyzon Zero Carbon, Inc., in hydrogen production projects built and operated by Hyzon’s partners, bringing fuel online close to Hyzon vehicle deployments in the near term. Once proven, we expect that these hydrogen supply models will be funded through third party financing via Hyzon Zero Carbon, Inc.

Through these hydrogen fuel production investments and partnerships, combined with highly competitive fuel cell and vehicle electrification technologies, Hyzon seeks to drive decarbonization while reducing vehicle TCO, providing advantaged cost structures and accelerating our customers’ ability to meet diesel parity as the
Hyzon-owned
content in those value pools increases.
Key Benefits of Hydrogen and FCEV HD / MD applications

•
Higher fuel efficiency:
FCEVs are known to offer significant improvement in fuel efficiency compared to vehicles powered by internal combustion engines (“ICEs”). Thermal energy efficiency of a hydrogen fuel cell is typically higher than that of an ICE. As an additional benefit, hydrogen fuel cells emit only water while operating.

•
Potentially lower cost of fuel
: Due to a combination of factors, including the relative abundance of hydrogen and its ability to be produced from multiple renewable sources (such as waste, wind and solar power, and biomass), we expect that the price of hydrogen will decrease relative to non-renewable
hydrocarbon resources, including diesel fuel. Because the cost to transport hydrogen can be significant, close-to-fleet
production of hydrogen is expected to result in minimal transportation costs (which are built into the price of hydrogen) as compared to gasoline and diesel fuel which generally must be shipped extended distances. Further, as decarbonization efforts continue globally, including those mandated by many governments, we expect that investments in the hydrocarbon economy will shift towards renewable energy and that investment in hydrogen production will increase worldwide, resulting in advanced hydrogen production technology and lower hydrogen fuel costs. Finally, we expect the price of hydrocarbon fuels to rise due to global conflicts involving various oil producing countries, and as governments around the world increase taxation on high-emissions fuels while incentivizing clean energy sources such as low carbon intensity hydrogen. When coupled with technological innovations that are expected to decrease the cost of producing hydrogen fuel cell systems, we expect these factors to allow hydrogen-powered vehicles to be competitive with diesel and other ICEs, enabling wide adoption by the transportation sector.

•
Improved performance
:
FCEVs use high torque electric propulsion providing optimal performance in commercial mobility. As compared to ICEs, FCEVs provide smoother acceleration, even with vehicle mass exceeding Class 8 vehicle weight limits in the U.S.

•
Reduced noise
: Hydrogen-powered heavy vehicles are generally quieter than comparable ICE vehicles, thus reducing the resulting noise pollution that can affect those operating the vehicles as well as those in the vehicle’s immediate surroundings. In addition, the time restrictions that are placed on truck operations in residential areas are often intended to reduce noise pollution, meaning that quieter hydrogen vehicles may enjoy more freedom to operate in some cases.

•
Zero GHG emissions
:
Hydrogen fuel cell technology is a
near-zero-emission
powertrain, as there is no combustion occurring in hydrogen fuel cells
.
The California Air Resources Board (“CARB”) classifies fuel cell vehicles as “Zero-Emission Vehicles”. Based on CO2 emissions data from the Environmental Protection Agency (22.2 pounds of CO2 emissions per gallon of diesel), Hyzon estimates that 100,000 of our hydrogen-powered Class 8 commercial vehicles could eliminate up to 161 million tons of CO2 emissions over 10 years assuming low carbon intensity hydrogen from 100% zero carbon feedstock, 100,000 operating miles annually per vehicle and a comparative consumption rate of 6.25 miles per diesel gallon. We model the total expected CO2 emissions reductions for one hydrogen-powered truck on an annual basis as follows: expected annual miles driven x 1 / (6.25 miles per diesel gallon) x 10 kilograms of CO2 / diesel gallon.

•
Significant local area health benefits:
In addition to reducing GHG emissions, adoption of hydrogen FCEVs and other hydrogen solutions in the transportation sector can lead to improved air quality due to a reduction in nitrogen oxides (NOx) emissions and emissions of fine particulate matters, including PM2.5 and help meet increasingly stringent air quality standards and regulations around the world.

•
Reduced TCO
: We believe that FCEVs will eventually offer an attractive alternative to commercial operators because of a lower TCO as compared to ICE alternatives. We expect the higher initial purchase prices of FCEVs to be offset by lower overall cost of operations over time. We anticipate that, as global investment in hydrogen technologies and production facilities continues to grow, more favorable hydrogen cost structures will allow hydrogen fuel cell-powered commercial vehicles to deliver lower per mile (or kilometer) operating costs than their ICE equivalents based on publicly available data, including data from the National Renewable Energy Laboratory.

•
Seamless transition from ICE is possible
: Because of the operating characteristics of FCEVs, existing traditional diesel-powered vehicle fleets can often be seamlessly converted to FCEV fleets without significant changes to how fleet operators conduct their businesses today. Moreover, an operator’s existing refueling practices and operating schedules can generally remain unchanged since hydrogen tanks can be refilled at refueling stations in strategic locations or at dispensing operations established on the fleet operator’s location without long wait times on refueling.

In a decarbonized future, we believe that commercial vehicle use cases will be shared between zero-emission
electrified commercial vehicle platforms, with FCEVs deployed most densely in applications requiring longer periods of operation between refueling, heavy loads, and/or significant auxiliary power requirements, and battery electric vehicles (“BEVs”) used for other use cases. Examples of use cases that favor FCEVs include heavy duty trucks, medium and light duty trucks with refrigeration, auxiliary power and/or long-range requirements, refuse trucks, and higher mileage energy usage buses and coaches. Based on internal and third-party testing and customer-reported experiences, we also believe that FCEVs offer the following advantages as compared to BEVs:

•
Increased driving range:
BEV propulsion systems for large, heavy commercial vehicles with high utilization currently require large, heavy battery packs, which tend to limit driving range and payloads. Our heavy-duty FCEV trucks are expected to include hydrogen storage capacity of 50 kilograms, resulting in a greater than
300-mile
range depending on duty cycle. This range is greater than the distance advertised by many manufacturers for their heavy-duty BEVs.

•
Increased payloads:
In the U.S., the U.S. Department of Transportation Federal Highway Administration sets the Gross Vehicle Weight Rating (“GVWR”) weight allowance for a Class 8 truck at approximately 36 tons (80,000 lbs.). As depicted in the diagram, a typical heavy commercial tractor is likely to suffer payload limitations when operating as a BEV truck, but these limitations are largely overcome by Hyzon FCEV tractors powered by hydrogen as fuel. This is due to higher energy density of fuel cell and hydrogen systems compared with today’s state-of-the-art batteries. In addition to increased range and reduced refill times offered by hydrogen, this increased payload can generate better economics for our customers. Furthermore, additional weight allowances for zero-emission trucks benefit fuel cell electric trucks to the same extent as BEVs.

•
Faster refueling times:
Hydrogen-powered commercial vehicles are refueled in a process similar to natural gas vehicles by pumping compressed hydrogen gas into the vehicle tank using a dispenser and nozzle. Hydrogen benefits from a relatively short refueling time for FCEV trucks, while BEV trucks are expected to take substantially longer to charge, depending on the capacity of the charger.

•
Lower infrastructure hurdles:
Infrastructure
build-out
is a challenge for both FCEV and BEV HD and MD commercial vehicles, but we believe hydrogen has the infrastructure advantage when considering the required cost and time to build-out
the production, distribution and refueling infrastructure capacities to support each. Hydrogen fuel can be produced locally from a wide variety of resources and, when produced with low carbon intensity production methods and used to power fuel cells, results in zero direct GHG emissions. Clean hydrogen infrastructure can likely be built efficiently by building hydrogen production and dispensing in a modular fashion paired with and close to fleet deployments as the market develops from a breadth of locally available feedstocks, in most cases fully independent from major infrastructure constraints like the electricity grid. Comparatively, our analysis shows that any sizable HD and MD commercial truck BEV fleet deployment in many regions of the world will likely require significant electric charging infrastructure and electricity grid investment to bring substantial rapid charging to bear. For instance, charging just 100 Class 8 BEV trucks, each with battery capacity of 500kWh with megawatt chargers, would likely require at least 50 MW of power to support a back-to-base
delivery operation with the shortest possible
re-charging
time. In addition to investing in last-mile charging infrastructure, significant investment would likely also need to be made in transmission and distribution infrastructure to deliver the power needed to charge high-capacity batteries in HD and MD commercial BEV fleets. In summary, we believe that the combination of availability, energy density, and local production will allow low carbon hydrogen to acquire substantial market share for powering HD and many MD commercial vehicles.

Our Strategy and Strengths
Our Strategy
We believe that each FCEV sale will lead to multiple sources of revenue over the course of an average vehicle’s
10-year
lifecycle: the
one-time
investment in the vehicle itself, ongoing fuel needs, and regular maintenance, all important elements of a commercial vehicle TCO (as modeled above). Hyzon plans to prioritize those sources with an outsized impact on overall value capture and emissions, maximizing GHG reductions as well as margin potential where possible. Hyzon has established a strategy focusing on generating higher margins by transitioning from purchasing externally-sourced, high value vehicle electrification components (which, together with the fuel cell system, may constitute 70% of the cost of a FCEV Class 8 truck) to internal development and manufacturing, assembly or partnered development and production of such components to complement our industry-leading fuel cell system technology. Hyzon’s strategy is to pursue opportunities to capture value from focused innovation relating to our broadening electric propulsion technologies.

Vehicles and Vehicle Platforms
Hyzon focuses on the development of FCEVs in classes and use cases that benefit most from the advantages of hydrogen and FCEV technology. We work with our customers to identify the optimal vehicle use cases, including vehicles with high energy usage via long range, heavy loads, parasitic energy load losses (e.g., refrigeration, auxiliary power), and/or operational constraints that advantage hydrogen as a fuel. These customers – often early in the adoption phase of FCEVs – will mostly employ a back-to-base
model where their vehicles return to a central “base” between operations, thereby allowing them to refuel onsite and/or nearby, as hydrogen can be produced locally at or proximate to the central base. Back to base or regional customer applications include refuse collection, food and beverage distribution, gas and power utilities, port drayage, industrial operations, regional point-to-point
freight, coach and transit buses, and many others. As access to hydrogen improves and Hyzon offerings mature, we expect to expand our target customer focus to include longer-haul truck and bus segments, additional vehicle classes, stationary power, incremental mobility applications (e.g., rail, marine, aviation) and additional fuel cell applications. Aligned with our global footprint, Hyzon plans to assemble a variety of vehicle offerings to conform to regional regulations and customer preferences (e.g., cabover vs. traditional, right-hand drive vs. left-hand drive, etc.).
Vehicle assembly operations have been globally established to support and match the regional market demands with consideration to planned ramp schedules. Utilizing standard powertrain and electrification module designs, we expect to realize significant manufacturing efficiency and high quality for final assembly. As the developer of zero-emission
propulsion technologies, Hyzon will also consider working with fleet operators to re-power
vehicles in their fleets to support their clean energy initiatives and carbon footprint minimization. For U.S. production, we plan to utilize a third party vehicle upfitter to support the expected high demand for zero-emission
vehicles to allow Hyzon to focus on continued innovation in electric propulsion technologies.
Within the vehicle platforms we bring to market, we are focused on developing proprietary vehicle designs, vertical integration or partnered sourcing, and innovation within the critical components responsible for zero-emission
vehicle performance via electrification, including fuel cell systems, onboard hydrogen systems, battery technologies, E-axles, electric motors, integrated power electronics, and related equipment. We estimate that these critical components may comprise approximately 70% of the cost base for a zero-emission
vehicle. By vertically integrating or partnering our sourcing of the specialty components that drive cost and performance in our electrified vehicle platforms, we believe that we will offer advantaged vehicle cost structures, decarbonized vehicle performance and vital supply chain flexibility.
Fuel
Our estimates show that fuel represents the majority of the TCO equation for vehicle operators, contributing up to 50% of a typical
10-year
TCO for a heavy-duty truck (excluding driver wages). Hyzon’s strategy to optimize this critical component of TCO and zero-emission
vehicle adoption in general is to form strategic partnerships across the hydrogen fuel value chain, from feedstock to hydrogen production and dispensing. We have primarily focused on modular, scalable hydrogen production technology partnerships. These partnerships give Hyzon the right to directly invest in projects with leading technology partners. Through these partnerships, Hyzon expects to be able to leverage a full range of low-to-negative
carbon intensity feedstocks including solid waste, biomass, renewable natural gas (“RNG”) and renewable power (e.g., wind, solar, hydro). Waste, biomass and renewable gases in particular are an advantaged feedstock for clean hydrogen production given their widespread availability and attractive production costs at relatively small scale. We believe there is ample ability to pair these smaller scale production plants with initial fleet operations, and we expect that modular production will increase as demand grows. We have built a portfolio of hydrogen production technology partners across a range of these low-to-negative
carbon intensity feedstocks to provide us with the ability to bring production online in the footprint of the back-to-base
fleets that are or plan to be deploying Hyzon FCEV trucks, at the cost and carbon intensity they require. With modular production available close to demand, we can help to reduce the cost of hydrogen to our customers by minimizing distribution costs.

Hyzon invests in hydrogen fuel production projects and related infrastructure with attractive economics through our subsidiary, Hyzon Zero Carbon, Inc. These projects are primarily managed by our hydrogen production and delivery partners, and they are intended to provide Hyzon with the ability to bring hydrogen production online with our partners at a suitable scale close to fleet demand, with the ability to scale-up
production as fleet demand and vehicle deployments grow. Additionally, our direct investment in these projects provides the ability to lock in the cost structure for hydrogen fuel at an equity cost basis. Our direct investments are also intended to minimize distribution costs, given that the production plants will be targeted to be located close to demand and provide the best opportunity to deliver low-cost
hydrogen to fleets, thereby driving accelerated parity with diesel. Our focus on low-to-negative
carbon intensity hydrogen feedstocks also maximizes the low carbon fuel subsidy, such as California’s Low Carbon Fuel Standard program, that may be available to pass on to our customers via our dispensing partners.
We have advanced our partnerships across the hydrogen fuel value chain over the past 12 months, particularly in hydrogen production, through Hyzon Zero Carbon, Inc.’s co-investments
in certain projects. For example, we have announced partnerships across the hydrogen production feedstock landscape, including those with Raven SR, Transform Materials, TC Energy, ReCarbon, and Woodside. Raven SR’s technology can take many forms of solid waste, biomass or renewable natural gas and produce clean hydrogen through a relatively compact, modular hydrogen production plant or “hydrogen hub” design. These hydrogen hubs can be located at landfills or near natural gas supply locations. Our first hydrogen hub in partnership with Raven SR has been sited at a Republic Services’ landfill in Richmond, California, USA, and is expected to produce 5 tons per day of clean hydrogen from 50 tons per day of solid waste and biomass – enough to fuel
100-120
Class 8 trucks per day. This hub is expected to be online in the second half of 2022.
Each of our hydrogen production partnerships has significant potential to produce clean hydrogen across the full set of clean hydrogen feedstocks, with a deep backlog of potential hydrogen production locations across the US, Canada, Europe, and Australia. This approach is projected to provide Hyzon’s customers with low-cost
fuel that can be brought to market relatively quickly given the smaller scale of these projects and their proximity to demand. It also presents a significant business opportunity for Hyzon given the ability to invest in or fund these projects with attractive potential returns.
Our Strengths
Our key strengths include the following:

•
Proven hydrogen fuel cell technology and vehicle electrification experience
. Based upon both internal and third-party performance testing, we expect our fuel cell technologies and designs to provide superior performance and range compared to electric alternatives, reduced GHG emissions (when green or blue hydrogen serve as a fuel) compared to hydrocarbon alternatives, and eventually meaningful reductions in the total cost of ownership of our vehicles as compared to ICE vehicles due to lower operating and maintenance costs.

•
Highly experienced and proven team.
Our senior executive team has deep experience in the design and manufacture of hydrogen fuel cells, heavy-duty vehicle system integration, as well as automotive product development at prominent automotive original equipment manufacturers (“OEMs”) and Tier 1 suppliers.

•
Strong fit with the comme
r
cial vehicle market
. Hyzon fuel cell system designs target the needs of commercial vehicle operations, and we believe there is significant potential for FCEV adoption in this market. As further described below under the sections entitled “
Market Opportunity
”
and
“
Competition
,” we expect our vehicles to deliver a lower total cost of ownership for fleet operators as compared to ICE vehicles, due to lower operating costs. We believe the rapid technological advances in hydrogen-powered fuel cells, the future abundance of renewable hydrogen, and the increasing investments in hydrogen refueling stations provide an attractive market opportunity for our vehicles. Furthermore, government policies addressing climate change around the world have imposed more stringent emission reduction requirements, and heavy-duty commercial vehicles are becoming a target for emission reduction.

•
Vertical integration in key FCEV components and targeted assembly capabilities.
We are installing manufacturing and assembly lines for membrane electrode assembly (“MEA”), fuel cell stack, fuel cell system, hydrogen storage system, battery pack, power electronics, for distribution to vehicle assembly locations in the U.S. and elsewhere.

•
Asset-light, first mover approach to vehicle assembly
. Our approach in the near-term is to upfit our fuel cell and electrification components into existing vehicles currently designed to be powered by ICE, supporting our asset-light commercialization model and speed to market. This approach provides the flexibility to source base vehicles from a breadth of established supply sources, including dealer networks. In addition, this approach allows collaboration with our customers to repower their existing fleet assets.

•
Partnered approach to bringing competitive hydrogen fuel to market located close to fleet deployments
. With leading hydrogen production technology partnerships such as with Raven SR, combined with additional partnerships that have and are being formed across the hydrogen fuel value chain (from feedstock to dispensing), we believe that we are positioned to bring competitive, low-to-negative
carbon intensity hydrogen to our fleet customers close to their base of operations. We project these models will accelerate the realization of competitive total cost of ownership for Hyzon FCEVs as compared to diesel trucks.

Market Opportunity
The last ten years have seen the rapid development of clean transport solutions. We believe this growth will continue to accelerate as increased product offerings, technological developments, reduced costs, additional supporting infrastructure, and increased global focus on climate goals drive broader adoption. The demand for hydrogen FCEVs will, in our view, be driven by these factors, together with customers’ needs and desires to decarbonize and meet their environmental, social and governance goals and policies supported by regulations and the decreasing total cost of ownership of FCEVs stemming in part from the improving economics of hydrogen. We believe Hyzon is well positioned to capitalize on this growth across a broad range of mobility applications, including on-road,
off-road,
rail, maritime and aviation.
Focusing on the commercial truck market, the below diagram shows that the market is divided by product segment and use case, depending on the distances travelled (long-haul vs. local or regional), the activities performed (vocational vs. haulage), and the weight classification (heavy / medium / light). Based on the combination of these factors, adjustments can be made to the electric powertrain to optimize vehicle performance. Hyzon focuses initially on those combinations for which our fuel cell technology provides clear benefits – high energy use cases where hydrogen propulsion delivers the best value to our customers. Use cases exist across heavy, medium, and light-duty vehicles, buses and many vocational applications, particularly in back-to-base
operations as mentioned previously.

Source : Hyzon-funded third party analysis
Note 1: Total U.S. vehicles in operation (“VIO”) for fleets registered to entities with >30
Class 3-8
vehicles; use cases capture top 80+% of VIO within the given product segment; excludes buses, pick-ups,
and non-commercial vehicles (e.g., motorhomes).
Note 2: Hydrogen advantage is based on management’s expectations and determined by a qualitative scoring against load weight, range, auxiliary power draw, utilization, and industry access to hydrogen.
We see potential for our hydrogen vehicle electrification technologies in many other mobility use cases beyond commercial trucks and buses, which we will explore as those markets and opportunities present themselves with a strong fit to our technologies, innovation pipeline, and partnerships.
In the aviation sector, hydrogen fuel cells can contribute to the decarbonization of both ground facilities and services, and are currently being evaluated for powering small aircraft.
In the rail sector, hydrogen fuel cells are currently capable of powering electric trains and there are trials ongoing in various parts of the world for this application. Hydrogen fuel cells also show promise in decarbonizing the maritime industry which would help to protect the world’s oceans and marine life. Third party studies involving the use of hydrogen and fuel cells as alternative propulsion system for commercial maritime vessels have shown the feasibility of near-zero-emission
technologies such as hydrogen fuel cells for
re-powering
today’s diesel-electric vessels.
Fuel cells can also be utilized in situations requiring
zero-emission
stationary power solutions. Because fuel cells operate independently of the electrical grid, they can be deployed in areas without access to the grid or in emergency settings where the grid has failed. In addition, peak loads exceeding local grid capabilities can be remediated through fuel cell systems, including charging of BEVs in some scenarios.
Government entities, states, and municipalities are members of another segment of the market that we believe will actively participate in the transition from ICEs to sustainably powered vehicles and equipment and represent significant potential demand. In the U.S., the CARB adopted the Advanced Clean Truck Regulation in June 2020 mandating truck manufacturers that certify
Class 2b-8
chassis or complete vehicles with combustion engines to sell zero-emission
trucks as an increasing percentage of their annual California sales from 2024 to 2035. Many U.S. states have expressed their intent to follow similar decarbonization paths. We are in advanced discussions with municipalities and ports in the United Kingdom and European Union. In Australia, grants and incentives are available to support and encourage the adoption and deployment of zero-emission
vehicles.

Our target markets include hydrogen-powered commercial vehicle use cases stemming not only from the need to decarbonize activities, but also from the potential for lower TCO in comparison to the TCO associated with traditional gasoline and diesel ICE vehicles.
Given the outlook on the opportunities and market demand for decarbonized hydrogen-powered commercial mobility, we believe that the rapid technological advances in hydrogen-powered fuel cells, coupled with the growing abundance of low-cost
renewable fuels that can be converted to hydrogen and the increasing investments in hydrogen refueling stations, FCEVs could dominate many commercial vehicle use cases. Hyzon’s objective is to be a leading player in the emerging hydrogen economy. We will seek to exploit our expanding vehicle electrification technologies as customers take incremental steps towards decarbonizing their operations, including transport and other energy needs.
We believe that achieving a decarbonized future requires a vast increase in the production of and access to clean hydrogen - at a cost basis that is at or below diesel fuel costs per mile. The goals for zero-emission
vehicle deployments cannot be met without expansion of the fueling infrastructure which includes feedstock sources that can be converted into hydrogen, technologies to produce hydrogen, and distribution and dispensing solutions to bring hydrogen to end-users.
By participating in the development of clean hydrogen production and refueling infrastructure, we believe we can accelerate the near-term deployment of FCEVs while positioning ourselves favorably for the long run transition to renewable fuels. Given our strategy of investing in projects with leading hydrogen production partners, utilizing a broad set of clean hydrogen feedstocks, and positioning Hyzon truck fleet deployments close to demand, we expect to have a cost advantage in the hydrogen fuel we expect to produce and provide to fleets. We expect to compete with diesel in many customer use cases from the serviceable area of our first hydrogen hub – expected to be online in Richmond, CA and targeted for the second half of 2022, and at a cost that is expected to be at or below most currently operating forms of clean hydrogen production, given the base technologies’ expected production costs and low transportation costs. This hydrogen strategy provides Hyzon with a substantial market opportunity as our FCEV truck deployments scale in each region of the world where we operate, given the general lack of clean hydrogen infrastructure available today in most regions.
TCO as Key Concern for Fleet Operators
In highly competitive commercial trucking, fleet operators are focused on their TCO over the lifetime of a vehicle. To control TCO, operators purchase vehicles that offer cost competitiveness and reliability, spend minimal time out of service, can be readily serviced when necessary, and have access to fuel with minimal price volatility.
To help our customers achieve these goals, Hyzon offers product, operational, and financing options to facilitate a transition to our vehicles:

•
Upfit of commonly used vehicles – electrifying existing OEM vehicle platforms that our customers operate in their fleets today instead of introducing new cab and chassis designs increases the likelihood that drivers will be comfortable behind the wheel from day one. It further provides entry into international markets, as regional differences in vehicle designs are common, making upfit of existing platforms a faster pathway to putting familiar vehicles into customers’ hands.

•	Trial programs – before purchase, customers may participate in a paid trial to test our vehicles in daily operations.

•	Fuel access – during trial and after purchase, Hyzon aims to provide access to fueling infrastructure through a mobile refueler or local hydrogen production plant.

•	Existing carrier and service partners – thanks to a modular vehicle assembly approach, Hyzon can quickly train technical service providers to perform maintenance on the vehicle.

•	Leasing service – customers can participate in Hyzon’s leasing service, paying a stable and predictable monthly bundled rate for vehicle, fuel, and service.

Through these and other core business activities, Hyzon believes that it has developed a pathway to TCO parity with diesel vehicles in multiple geographies.
Competition
Vehicles and Vehicle Platforms
The competitive landscape for our vehicles ranges from vehicles relying on legacy ICEs, to extended range BEVs, to other hydrogen fuel cell and alternative low-to-no
carbon emission propulsion vehicles. Competitors include well established vehicle companies already deploying vehicles using fuel cell technology, such as Hyundai and Toyota, and other heavy vehicle companies that have announced their plans to offer fuel cell trucks in the future, such as Daimler and Volvo, along with new entrants in heavy vehicles such as Nikola Corporation and Xos. Additionally, many fuel cell manufacturers, including Ballard, Cummins, PowerCell, ElringKlinger and Plug Power, are considering offering or already offer fuel cell systems for the vehicle markets we are focused on.
We also face competition from traditional ICE vehicle manufacturers such as Kenworth, Freightliner, Peterbilt, Isuzu, Navistar, and Volvo. Given stated ambitions of various states and countries to move to zero-emission
freight under specified timelines, these competitors pose a threat primarily through their ability to produce at scale, brand recognition, and existing commercial relationships and reputation, should they decide to pursue zero-emission
vehicles.
Additionally, our FCEVs will compete with BEVs and other low and zero-emission
vehicle types in the shift to lower emission freight haulage. As previously discussed, we believe our Hyzon FCEV trucks are well positioned to compete against BEVs and other powertrain types in the vehicle platforms and customer segments in which we choose to compete. The high energy usage, longer range, heavy load use cases we will focus on in heavy, medium, and selective light duty commercial vehicles position FCEVs to out compete BEVs in these areas. Our leading fuel cell technology and go to market approach, inclusive of the hydrogen fuel strategy stated above, provides the basis for which we expect to distinguish our products against our competitors and competing technologies.
Fuel
In our fuel business, we face or may face competition from a range of traditional energy production, industrial gas and distribution players such as Air Liquide, Air Products, BP, ExxonMobil, renewable power companies such as NextEra, new entrants such as BayoTech, and fuel cell vehicle competitors who are also entering hydrogen production such as Nikola and Plug Power. There are a vast number of hydrogen production projects that have been announced in geographies around the world that will be competing based on their ability to bring hydrogen production online at the lowest delivered cost and lowest carbon intensity possible, and to deliver to hydrogen consumption markets including transportation. Our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, and marketing of their hydrogen production and dispensing services. Additionally, our competitors may also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships, and other tangible and intangible resources than us in energy and fuel production and delivery. They may already have access to those customers that we hope to target to sell hydrogen as fuel to their vehicles. We have mitigated some of these risks via partnerships with many of the companies in this space, but they may or may not be exclusive in nature, and those partners may still be able to compete directly against us in securing customers for hydrogen fuel.
These fuel competitors also compete with us in recruiting and retaining qualified research and development (“R&D”), sales, marketing, and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors.

Our Technology
Our core technology is centered on hydrogen fuel cell stacks and systems that we integrate into commercial vehicles. In addition to our fuel cell technology, we are developing other key vehicle electrification elements that are incorporated in our FCEVs. For example, we are developing fast charge/discharge LFP battery packs and control capabilities that we plan to incorporate into our FCEVs to improve performance, reduce fuel consumption, and mitigate supply chain risks. Further, we plan to manufacture or assemble other key components including E-axles and power electronics. Consistent with our strategy to focus on vehicle platforms and the specialty components, we believe these actions will help us improve the quality of our vehicles, reduce product costs, and increase our gross margins over time.
Hydrogen Fuel Cells
The hydrogen fuel cell system is a central feature of the powertrain in a FCEV. The fuel cell stack is the heart of a fuel cell system. It generates electricity in the form of direct current from electrochemical reactions that take place in the fuel cell. Each single cell produces a small amount of power, and these cells are combined in series within a fuel cell stack. A typical fuel cell stack may consist of hundreds of individual cells. The level of power produced by a fuel cell stack depends upon several factors, such as fuel cell design and operating conditions, including the temperature at which it operates, stoichiometric ratio and pressure of the gases supplied to the cell.

Hydrogen Fuel Cell Stack
An advantage of our technology is the high power density, and the current fuel cell stacks can provide up to 150kW of power from a single fuel cell stack.
We are also developing our next generation fuel cell stacks, and we intend to deploy our “Made in USA” 200 kW single-stack fuel cell systems in heavy-duty trucks by the end of 2022. We continue to explore opportunities for 300 kW models.
Hydrogen fuel cell stacks including those used in our products are made up of two key components: the membrane electrode assembly (the “MEA”) and the bipolar plate.
The Membrane Electrode Assembly
The main function of the MEA is to generate electric power in a fuel cell. The MEA, however, is also a major cost contributor to the fuel cell, as it contains precious materials functioning as an electrocatalyst, and requires a highly specialized assembly process. The main components of the MEA are the electrolyte membrane and the electrodes that consist of electrocatalyst layers and gas diffusion layers. There are a limited number of large-scale producers of MEA around the world.

Our Innovations in MEAs
The most critical part of the MEA is the cathode electrode. We are developing advanced cathode catalysts with nano-engineered high surface carbon support and use of innovative functionalized ionomers that can improve performance and durability. We expect that our in-house
MEA manufacturing capabilities will enable us to introduce innovative material solutions in our MEA products and to remain highly competitive as the global market for high powered fuel cells evolves. Our in-house MEA and bipolar plate technologies have applications in a variety of electrochemical devices from fuel cells to electrolyzers, and even solid-state batteries.
Our MEA is expected to provide significant future cost advantage to Hyzon, and serve as a meaningful barrier to entry for those wishing to enter markets requiring high powered fuel cells.
Bipolar Plates
The main functions of the bipolar plate are to supply the reactant gases to the respective electrodes in the MEA, remove water by-product
from the fuel cell stack, and conduct electrons generated by the fuel cell reaction. Also, the bipolar plate distributes coolant in the fuel cell stack to reject the heat generated by the reaction in the MEA.
Our Innovations in Bipolar Plates
We currently deploy unique, patented hybrid plates in our fuel cell stacks. The hybrid plate consists of a carbon cathode plate and a metallic anode plate. The carbon plate provides the cathode with fine flow-field channels and improves water management in the cathode; it also enables high current density and long lifetime operations. The hybrid approach improves power performance, compactness, and expected lifetime simultaneously, all of which are critical for commercial vehicles.
Hyzon continues to advance bipolar plate technology as part of our on-going innovation efforts. Thinner and lighter titanium bipolar plates with proprietary flow-field design and production techniques improve stack power densities significantly and may enable Hyzon to supply fuel cells for specific, demanding use cases where power density is critical.
Our materials and engineering advancements enable our fuel cells to achieve high overall power output and high power density, both attributes being especially important for heavy duty vehicles. In addition, we utilize advanced fuel cell system controls to mitigate stress factors for the fuel cell stack, resulting in significant improvement of the fuel cell lifetime in real-world settings. Fuel cell lifetime improvements are critically important in achieving TCO parity.
High Performance Fuel Cell System

The fuel cell stack requires a system around it to support its functions, which is made up of air delivery, fuel delivery, cooling, and electrical elements. These systems perform the care and feeding of the fuel cell. The sum of these support systems is commonly referred to as the balance of plant (“BOP”) which, together with the fuel stack, make up the fuel cell system. The fuel cell system takes hydrogen from the hydrogen storage system and performs all the functions necessary to supply conditioned electricity to the high voltage electrical system of the vehicle.
Batteries
FCEVs use batteries for vehicle start up, peak shaving, and braking energy recovery. Each FCEV is based on an electric vehicle platform and batteries have an impact on FCEV cost and performance, although the batteries in FCEVs are much smaller than those in BEVs. Hyzon is developing high safety and fast charge/discharge battery packs for optimized FCEV performance, with in-house
battery management system and battery pack technologies. Such battery technology may find applications in hybrid electric vehicles and high performance commercial BEVs. We have solid state battery development at an early stage, in which we are leveraging 20 years of our senior team’s knowhow in electrochemistry.
E-axle
Hyzon is developing
E-axles
to replace centrally mounted single electric motor with multispeed transmission, to optimize vehicle fuel efficiency.
Power Electronics
We are developing our next generation power electronics modules which integrate multiple inverters and converters in one package. This design can reduce the use of wiring and save space and reduce vehicle cost while improving reliability.
Our Solutions, Timelines and Existing Customers
Hyzon-Branded
Commercial Vehicles
Hyzon vehicles are assembled in various locations to serve the unique markets in which we operate. We maintain a production facility through our joint venture in Winschoten, Netherlands. We also contract or plan to contract vehicle assembly with third party partners and suppliers in the U.S. and the People’s Republic of China. The vehicles that we assemble and sell currently are heavy-duty and medium-duty trucks and buses. We are also exploring the production of light duty vehicles and, should we proceed, we will seek to source those chassis from OEMs.
We are taking a vehicle system-level approach to assembling these vehicles by focusing on our proprietary fuel cell and electric propulsion systems, optimizing the vehicle controls and interfaces while utilizing existing third-party components such as the chassis, cab, and hydrogen cylinders.
Our FCEVs contain a fuel cell system based on our proprietary technology. Management’s models suggest that our heavy duty FCEVs can typically achieve a driving range of
250-500
miles
(400-800
km) per fill based on installed hydrogen storage capacity.

Hyzon System-Level Approach

We currently source traction motors, electric accessories, telematics solutions, and other commercially available elements to build our integrated FCEVs. We leverage existing component and assembly supply chain partners such as chassis, cab and hydrogen cylinders, an approach that is expected to minimize tooling and capital expenditures. We are developing our own solid-state batteries by leveraging our deep electrochemistry knowhow.
We integrate these systems with proprietary vehicle control software. Further, with the intelligence that is built into today’s telematics components that we integrate into our FCEVs, we can overlay over-the-air
communications, a feature that is not possible with traditional diesel/mechanical systems. This allows us to implement remote monitoring, health prognostics, and preventative maintenance to deliver increased uptime to our customers.
We are currently accepting orders for heavy-duty and medium-duty trucks, as well as city and coach buses. Our commercial vehicles can be tailored to customer specifications and are expected to include onboard hydrogen storage systems with volumes that provide increased driving range as compared to comparable BEVs, and which are capable of being rapidly refueled.
Our FCEVs use compressed hydrogen storage tanks. The pressure of the compressed tank is typically
350-bar,
as compared to most light duty vehicles that use a
700-bar
system. The advantage of a
350-bar
system over a
700-bar
system is not only a lower cost of the tank system but also reduced hydrogen fuel cost. Hyzon believes that the
350-bar
system can offer better TCO for commercial customers in many heavy-duty vehicle applications.
Electrified trucks are expected to require traction motors up to 500kW peak power for heavy-duty and up to 200kW for medium-duty trucks. They also require air compressors for braking and suspension, and electric steering pumps. We expect the electric motors to be able to connect to gearboxes, making it possible for vehicle operators to use power take off (“PTO”) for any super structures such as refuse collection, sewer cleaning, utility service trucks, and many additional applications. The high voltage batteries in these vehicles can be used as a backup power source when the vehicles are stationary to power all accessories for extended periods of time. The specifications that follow are provided for illustrative purposes. We expect to produce other configurations to meet customer requirements.

Heavy-Duty Trucks
Based on our targeted specifications, we expect that our standard heavy-duty trucks will have a Gross Vehicle Mass (“GVM”) of up to 50 metric tonnes and will include an onboard hydrogen mass of 50 kilograms gaseous hydrogen at 350 bar pressure and the option to upgrade to a hydrogen mass of 70 kilograms. The cabin of our heavy-duty trucks is expected to be air suspended and to open using electric tilt. Our heavy-duty trucks are expected to have a Hyzon fuel cell system with power up to 200 kW which combines with an onboard battery for optimal performance. The fuel economy is expected to be up to eleven kilometers per kilogram of hydrogen while loaded. Conventional vehicle chassis are planned to feature as our main offering North America and one of our offerings in Australia, while we expect cabover chassis models to be dominant in European and Asian markets.

We have also announced development efforts with Chart Industries to bring to market a liquid-onboard hydrogen or “LH2 truck”, with the goal of achieving a range of up to 1,000 miles or 1,600 kilometers. This vehicle program is expected to be based upon the same cab and chassis being deployed in the heavy-duty category, except with liquid hydrogen tanks on board instead of gaseous hydrogen cylinders. As liquid hydrogen is much more dense than gaseous, the additional fuel capacity significantly increases the range of the vehicle, which is expected to be used in the most challenging on-road
and
off-road
energy usage and range applications, and we expect it will unlock long-haul freight use cases along with ultra-heavy load environments assuming the joint development is successfully brought to market.
Additionally in the heavy-duty category, we are actively developing FCEV refuse trucks for deployment globally, with initial efforts underway in Australia and Europe, and plans to offer the FCEV refuse truck platform in North America. Refuse trucks are a highly attractive use case for hydrogen FCEV operations as they have the high energy usage duty cycle as well as the opportunity to place a hydrogen production plant at landfill or depot locations.

Medium-Duty Trucks
Based on target specifications, we expect our medium-duty trucks to be appealing to multiple vocations. Additionally for the U.S. market, we plan to introduce vehicles which are optimized for various vocations utilizing FCEV applications, including field service / utility trucks, extended range box freight delivery trucks and refrigerated trucks, all of which require significant energy in range, payload and / or parasitic or auxiliary power.

Existing Customers
As of March 23, 2022, we had received firm orders in an aggregate value of approximately $63.0 million for
Hyzon-branded
trucks and buses to be supplied to Australia, China, New Zealand, and the Netherlands. Our existing customers which have placed orders include leaders in the transportation and logistics and mining sectors, as well as companies committed to reducing the overall environmental impact and fuel costs of their owned and operated trucking fleets.
We have also signed
non-binding
memoranda of understanding and letters of intent with various companies and government agencies – predominantly in Europe, Asia and Australia, that have indicated significant interest in
Hyzon-branded
commercial vehicles. We have also deployed demonstration or evaluation vehicles to customers. Such non-binding
memoranda of understanding and letters of intent signal significant potential fleet demand, but we have not yet converted these non-binding
memoranda of understanding or letters of intent into orders or sales. We have no assurances that such potential customers will convert into orders or sales, including because of the current or future financial position and the level of demand for the products and services of such potential customers. We may also be unable to identify or secure additional customers. For more information about these risks, please see the section entitled “
Risk Factors
”.
Additional Hydrogen Fuel Cell Mobility Products and Markets
In addition to developing our heavy and medium duty
Hyzon-branded
commercial vehicles, we are also actively assessing and selectively expanding our ability to integrate and configure hydrogen fuel cell systems into additional commercial vehicle categories as well as rail, maritime and aircraft applications for customers based on their individual requirements. Examples of the additional mobility categories in various stages of Hyzon product assessment and deployment follow:
Coach and City Buses
We are developing coach and city buses with safety features including forward collision warning, advanced emergency braking systems and lane departure warnings. We also expect that our city bus will include remote vehicle monitoring. As with our other commercial vehicle offerings, detailed specifications can be tailored to a customer’s individual requirements.
In the regional coach market, many coach bus operators seek at least a
200-mile
(320-km)
driving range, and, currently, we believe that only hydrogen fuel cells can achieve that range with near-zero-emissions.

In both applications, we believe that our buses will offer superior performance and operating characteristics compared to diesel buses and provide improved passenger amenity through near-zero-emissions,
elimination of diesel odors and quieter operations.
We expect to perform coach assembly in the U.S. and Europe to complement existing assembly efforts in Asia (through multiple third-party OEMs) and are currently evaluating possible timelines with respect to beginning assembly activities in those regions.
Coaches

Based on typical specifications, we expect that our coach buses will seat up to 57 passengers and have a Curb Weight of 18 metric tonnes. Our coach buses are expected to feature a 120 kW fuel cell coupled with a Dana TM4 power electric motor (115 kW continuous and 230 kW peak power) that provides smooth acceleration and superior control, as well as a 100 kWh battery that provides power when the vehicle is idle, or the fuel supply is exhausted. Designed for long-range passenger transport with comfort in mind, passengers and drivers can enjoy a smooth drive without the disturbance of engine vibration. Fuel cell coaches are typically at least 60% quieter than comparable diesel vehicles, especially at idle. Our coach buses are expected to have a normal driving range of up to 300 kilometers from the onboard hydrogen supply of 26 kilograms.
City Buses
Our fuel cell systems are well suited for both city bus and regional coach applications. For city buses, our fuel cells are designed to be compatible with the
40-
and
60-foot
(12 and
18-meter)
low-floor
city bus models that are used in urban areas around the globe. Due to the fast refueling offered by hydrogen-powered buses, we expect cities and municipalities to be able to replace diesel bus fleets with a near-zero-emissions
equivalent with minimal impact on operating routes and depot facilities.
Light Duty Trucks
We have also identified several potential use cases in the light duty commercial truck range, from Class 3 up to Class 5 in North America. These use cases under evaluation include field service / utility trucks with a combination of longer range and parasitic and auxiliary load, refrigerated delivery vans and longer-range box trucks. Many of these trucks expend
30-40%
of their total energy while sitting still due to idling and auxiliary power requirements, which challenge BEVs’ abilities to deliver the energy required over a full workday due to battery capacities, weight of batteries, and extended recharging times. We have interest from several customers in the U.S., including gas and power utilities with which we are evaluating potential light duty utility truck programs.

Fuel Cell Systems for Rail, Maritime and Aviation Applications
We also believe that our fuel cell systems could meet customer requirements for rail, maritime, and aviation applications. Indeed, we are already in the process of designing high power density fuel cell systems for small electric aircraft usage. In the first quarter of 2022, we shipped a fuel cell stack to a private aircraft manufacturer of hydrogen electric powered aircraft for evaluation.
We have also had discussions with manufacturers of intercity, standard, and high-speed passenger trains to design and integrate our hydrogen fuel cells into passenger trains. In addition, some ocean-going vessel manufacturers have expressed interest in validating our technology for their vessels. To date these applications have not resulted in orders.
Hydrogen Fuel Cell System Production and Supply
Fuel cell stack production requires a highly specialized process and is well served to be co-located
with MEA production to “feed” the fuel cell stack production stage. Production of our fuel cell stacks will initially be centralized in our Bolingbrook, Illinois facility. Fuel cell system assembly is a simpler, low CAPEX process; therefore, the fuel cell system assembly line can be readily placed at vehicle assembly facilities in different parts of the world if the local supply chains for peripherals meet our needs. For the US, the fuel cell system assembly will be placed next to the fuel cell stack production in our Bolingbrook facility, then the assembled fuel cell system will be shipped to vehicle assembly locations. We aim for our first fuel cell stack production and fuel cell system assembly to occur in the second half of 2022. MEA production is expected to begin in our Bolingbrook facility in the first half of 2022.
We temporarily source hydrogen fuel cells and fuel cell stacks and systems from an affiliate of Horizon Fuel Cell Technologies PTE Ltd, a Singapore company which beneficially owns a majority of our common stock (“Horizon”), and anticipate continuing to rely on Horizon as a fuel cell supplier until our manufacturing operations are fully operational. We may continue to source hydrogen fuel cells and fuel cell stacks from Horizon for the Chinese market or elsewhere, even after we commence manufacturing our fuel cells, as it may be more economical to source from Horizon’s factory in China than to ship our U.S.-made fuel cells to China or elsewhere pending supply chain constraints. Additionally, we may source hydrogen fuel cells and fuel cell stacks from other suppliers where their access to local markets and subsidies enables us to grow our FCEV market share in that local market by leveraging their sourced technology in Hyzon FCEVs. We also plan to engage in the production of other electrification components for fuel cell vehicles by 2025 at locations to be decided through careful evaluation closer to the commencement of such operations.
Complete Hydrogen Solutions
Although a significant portion of our current customers are fleet operators that use a back-to-base
model with
pre-existing
access to hydrogen, we are developing a complete hydrogen solution that is intended to serve customers who do not currently have access to hydrogen. This solution is expected to include hydrogen production, compression, and storage.
To develop this complete hydrogen solution, we intend to collaborate with chosen technology and project development partners - such as our existing hydrogen production partners mentioned previously - to ensure that affordable hydrogen is available to our fleet customers. In addition, we are entering into new partnerships and collaborations across the hydrogen value chain, from feedstock to dispensing, to enable competitive, low-to-negative
carbon intensity hydrogen supply as close to fleet demand as possible in each geography where we operate. For example, we have entered into a strategic alliance with Viva Energy Group Limited to provide near-zero-emission
vehicles coupled with hydrogen refueling stations to customers in Australia, and have executed a memorandum of understanding (“MoU”) with TotalEnergies in Europe to collaborate on refueling infrastructure. We believe that we have the potential to realize recurring revenue from certain hydrogen supply partnership agreements as hydrogen production hubs are commissioned.

These partnerships across the hydrogen fuel production and dispensing value chain paired with Hyzon’s vehicle fleet deployments creates a significant opportunity for Hyzon to invest in fuel production with its partners and benefit from the expected leading cost structures described previously. Those investments are to be made by Hyzon’s subsidiary, Hyzon Zero Carbon, Inc., which will house Hyzon’s interests in the hydrogen fuel side of the business. Bringing fuel to market at an equity investment cost basis, with leading partners developing the fuel value chain with Hyzon, enables us to provide full-service vehicle leases including fuel and vehicles with fuel at a combined TCO that fleet operators can tangibly see in one offering. This provides a simple solution to fleet operators who want a
‘one-stop’
partner in providing the vehicle, fuel and service in their fleet decarbonization journey.
In addition, Hyzon has developed an alliance – the Hyzon Zero Carbon Alliance – that aims to facilitate the establishment of hydrogen hubs around the world starting from back-to-base
or
base-to-base
logistics hubs. Hydrogen can be produced from local renewable sources such as municipal waste, renewable natural gas, bio-methanol,
solar or wind, not only to refuel the vehicles but also to provide peak load power to the electricity grid, thereby increasing grid resilience.
The Hyzon Zero Carbon Alliance aims to facilitate ecosystems for commercializing FCEVs, and collaborators may include energy companies, green hydrogen production companies, hydrogen equipment companies, financing companies, insurance companies, corporate customers and after-sales service companies. The alliance will also promote public awareness and education of the environmental benefits hydrogen mobility and how hydrogen can play an important role in helping to reduce global carbon emissions. We and our alliance partners plan to progress tangible hydrogen ecosystem projects in the U.S., Australia, New Zealand and Europe during the course of 2022 and beyond.
Financing Solutions
We provide various vehicle leasing solutions. We are working to establish a financing program in various markets with financing partners, which is expected to enable fleet operators to pay one monthly fee and receive:

•	the zero-emission vehicle;

•	scheduled preventative maintenance; and

•	hydrogen supply.
The application of new technology and the development and delivery of competitive hydrogen vehicles has the potential to enable rapid growth for Hyzon around the world and to contribute to the acceptance of commercial hydrogen fuel cell vehicles and the affordable transition of the transportation sector to hydrogen energy.
Key Agreements
On January 12, 2021, JS Horizon (as defined below under the heading,
Research and Development
), an affiliate of Horizon, and Hyzon entered into the Horizon IP Agreement (as defined below), pursuant to which JS Horizon assigned to Hyzon a joint ownership interest in Background IP (as defined below under the heading,
Research and Development
), and each of Hyzon and JS Horizon granted to the other, within such other party’s field of use, exclusive licenses under their respective joint ownership rights in the Background IP, as well as their rights in improvements made in the future with respect to such Background IP. The Horizon IP Agreement was amended effective September 27, 2021. Under the Horizon IP Agreement, Hyzon also grants JS Horizon a non-exclusive
license under certain identified provisional patent applications owned by Hyzon and identified in the agreement, as well as improvements thereto, for use only within JS Horizon’s field of use. Please see the section below entitled “
Intellectual Property
” for additional information concerning the Horizon IP Agreement.

On January 7, 2021, Hyzon and Jiangsu Qingneng New Energy Technologies Co. Ltd., part of the Horizon group of companies, entered into that certain Commercial Terms for the Supply of Goods Agreement, wherein, Horizon agreed to supply and treat Hyzon as a preferred export customer, each party agreed to exchange information on lead times for materials, parts and components, and each party agreed to seek out opportunities to optimize the supply of equipment and materials from Horizon to Hyzon.
Strategic Partnerships
On August 4, 2020, Hyzon entered into an agreement with Fontaine Modification Company (“Fontaine”) in the U.S. for the purposes of collaboration relating to the assembly of Hyzon branded near-zero-emission
trucks to be supplied into the U.S. market. The agreement is initially non-binding
in nature but provides a framework for a close future collaboration with the goal of deploying approximately 5,000 Hyzon trucks per year from Fontaine facilities by 2025.
On October 30, 2020, Hyzon entered into a Share Subscription Agreement with Global NRG H2 Limited, a New Zealand corporation (“NRG”), whereby Hyzon would acquire 17,000 shares of NRG in two tranches totaling $2,448,000, and an Options Agreement of the same date granting Hyzon the right to acquire up to 233,000 shares in three tranches at specified exercise prices. These arrangements were and are intended to afford Hyzon access NRG hydrogen production technology.
On October 30, 2020, Hyzon formed Hyzon Motors Europe B.V., a Dutch-based, private limited company joint venture (“Hyzon Europe”) with Holthausen Clean Technology Investments B.V. (“Holthausen”), for the primary purpose of supplying hydrogen-powered trucks to the European Union and nearby markets such as the United Kingdom, the Nordic countries and Switzerland. Hyzon owns 50.5% and Holthausen owns 49.5% of the equity interests of Hyzon Europe, respectively. Pursuant to the 2020 Joint Venture Agreement, by and among Hyzon, Holthausen and Hyzon Europe, neither Hyzon nor Holthausen may have an interest in, be engaged in, or be concerned with, or approach any person with a view to obtaining an interest or being engaged in or concerned with, any business involving the development or production of, or the trading in, any products developed, produced or traded by, or the provision of services developed or provided by Hyzon Europe or any of its subsidiaries, subject to certain exceptions for de minimis
passive investments. On December 31, 2021, Hyzon signed a
Non-Binding
Letter of Intent with our joint venture partners in Hyzon Europe to purchase from such partners additional shares in Hyzon Europe that, if a transaction effecting this Non-Binding Letter of Intent is completed, will increase Hyzon’s equity stake in Hyzon Europe to 75%. Concurrent with the signing of this LOI, a €1 million refundable deposit was paid to Holthausen, approximately $1.1 million in USD.
On April 23, 2021, Hyzon announced its joint venture with Raven SR, a renewable fuels company, to work towards building up to 100 hydrogen hubs across the U.S. and globally, with the first two hubs to be built in California. In connection with this partnership, Hyzon agreed to acquire and subsequently did acquire a minority interest, and options to purchase additional common shares in Raven SR, investing $2.5 million in July 2021.
On April 29, 2021, Hyzon, together with Modern Industrial Investment Holding Group (“Modern Group”), announced the signing of a MoU with NEOM Company for the development of a vehicle assembly facility in NEOM, the $500 billion giga-project in northwest Saudi Arabia. Under the MoU, Hyzon, Modern Group and NEOM Company plan to work closely over the next 18 months to finalize plans and specifications for a new NEOM regional assembly facility with an anticipated annual capacity to assemble up to 10,000 vehicles. To facilitate construction of the new facility, Hyzon and Modern Group plan to incorporate a joint venture company, Hyzon Motors Middle East, which would focus on supplying locally-built,
Hyzon-branded
zero-emission
commercial vehicles throughout Saudi Arabia and the Gulf Cooperation Council.
On May 24, 2021, Hyzon announced that it had signed a strategic collaboration agreement with Sojitz Machinery Corporation of America (“SMA”) with the goal of partnering in penetrating new markets and exploring the development of new fuel cell-powered commercial mobility applications. The strategic relationship between Hyzon and SMA is designed to connect Hyzon’s hydrogen fuel cell-powered heavy vehicles and fuel cell technologies with SMA customers and suppliers.

On July 6, 2021, Hyzon and Chart Industries Inc. announced their agreement to develop and produce a liquid hydrogen-powered heavy-duty commercial vehicle with a range of up to 1,000 miles.
On July 12, 2021, Hyzon announced that it signed an MoU with TotalEnergies SE to expand the companies’ relationship. Under the terms of the MOU, the parties will seek to collaborate on developing hydrogen ecosystems, as well as production and sale of 80 hydrogen fuel cell-powered trucks for TotalEnergies’ French customers.
On November 9, 2021, Hyzon announced its MoU with ITOCHU, the leading Japanese business group. Under the non-binding
MoU, the companies are expected to jointly develop hydrogen supply chain strategies as well as model customer projects for the deployment of Hyzon FCEVs and fuel cell technology in the mining sector.
On November 10, 2021, Hyzon announced an agreement with TC Energy to collaborate on development, construction, operation, and ownership of hydrogen production facilities or ‘hubs’ across North America. The hydrogen production facilities will be used to meet hydrogen FCEV demand by focusing on low-to-negative
carbon intensity hydrogen from renewable natural gas, biogas, and other sustainable sources. The facilities will be located close to demand, supporting Hyzon back-to-base
vehicle deployments.
On December 7, 2021, Hyzon announced an agreement with Woodside Energy to collaborate on developing supply of zero carbon intensity hydrogen and building demand from heavy-duty and medium-duty commercial vehicle customers in the U.S. and Australia. Under the agreement, the companies will evaluate opportunities to develop green hydrogen hubs. Initially, the project will focus on liquid hydrogen supply projects to support Hyzon’s future liquid hydrogen onboard mobility use cases – including ultra-long range trucks already under development, and aviation, marine and rail applications.
On January 19, 2022, Hyzon announced a
non-binding
MoU with Transform Materials, a provider of renewable hydrogen through its innovative proprietary microwave reactor technology. Together, Hyzon and Transform Materials will evaluate proposals to develop facilities to produce low-to-negative
carbon intensity hydrogen from various forms of methane, prioritizing biogas and renewable natural gas. Through Transform Material’s proprietary technology, these facilities (acting as hubs) can be built to produce hydrogen efficiently—even at small scales of
1-5
tons/day—offering modular construction that allows capacity to grow as customer demand increases. Transform’s technology to be employed in these projects produces hydrogen as a co-product
with acetylene, providing significantly advantaged hydrogen cost structures.
Sales and Marketing
We have a global sales and marketing strategy that is centrally coordinated and delivered at the regional level, with business development teams in the U.S., Australia, Singapore, China, and Europe. We expect to work with local partners in certain countries to develop agency and/or reseller arrangements. We plan to focus most of our efforts on direct sales to private sector and government heavy-vehicle fleet owners and operators but may also pursue indirect sales through commercial vehicle dealerships and other channels. Our primary methods for growing brand awareness are digital media, traditional media, and industry events.

Research and Development
Our R&D will continue to be principally focused on the areas to support our in-house
development and manufacturing, including advanced fuel cell technologies and elements of vehicle electrification. R&D resources will leverage our deep electrochemistry knowhow, for example, solid state batteries for electric propulsion and electrolyzers to produce hydrogen fuel.
In summary, our R&D efforts will include:

•	advanced materials for fuel cell stack, MEA and bipolar plate;

•	novel solid-state battery for optimizing FCEV performance;

•	high efficiency multi-motor drive systems with torque vectoring;

•	advanced driver assistance systems and autonomous driving technology;

•	purpose-built vehicle platforms with light-weight materials;

•	advanced production technologies in vehicle electrification components;

•	green hydrogen hubs with hydrogen and electricity produced from renewable resources; and

•	on-site energy storage with hydrogen and batteries.
Intellectual Property
Intellectual property is important to our business, and we seek to protect our strategic intellectual property through a combination of patents, copyrights, trade secrets and trademarks, along with employee and third-party non-disclosure
agreements and other contractual restrictions.
Pursuant to the Intellectual Property Agreement dated January 12, 2021, as amended on September 27, 2021 (the “Horizon IP Agreement”), between and among Jiangsu Qingneng New Energy Technologies Co., Ltd. Shanghai Qingneng Horizon New Energy Ltd., Jiangsu Horizon Powertrain Technologies Co. Ltd. (”JS Powertrain”) (collectively, “JS Horizon”) and Hyzon, JS Horizon assigned to Hyzon a joint ownership interest in certain intellectual property rights previously developed by JS Horizon (“Background IP”), and each of Hyzon and JS Horizon granted to the other, within such other party’s field of use, exclusive licenses under their respective joint ownership rights in the Background IP, as well as their rights in improvements made in the future with respect to such Background IP.
Hyzon’s field of use under the Horizon IP Agreement includes the manufacture, commercialization and other exploitation of mobility products throughout the world, as well as fuel cells designed for use in mobility products commercialized outside of identified countries in Asia, Africa, and South America. JS Horizon’s field of use under the Horizon IP Agreement includes the manufacture, commercialization, and other exploitation throughout the world of fuel cells not designed for use in mobility products, as well as fuel cells designed for use in mobility products commercialized within identified countries in Asia, Africa, and South America. Under the Horizon IP Agreement, the parties also acknowledge and confirm Hyzon’s sole ownership of the 20 pending U.S. provisional patent applications owned by Hyzon as of the date of the Horizon IP Agreement, and Hyzon grants JS Horizon a non-exclusive
license under those patent applications (and any patents issuing therefrom), as well as improvements thereto, for use only within JS Horizon’s field of use. Under the terms of the Horizon IP Agreement, the Company was to pay JS Horizon a fee of $10 million as consideration for the rights it receives under the Background IP and improvements. As of December 31, 2021, $6.9 million of the fee was paid and the remaining $3.1 million was paid in February 2022.
Prior to entering into the Horizon IP Agreement, Hyzon was a party to a License Agreement, effective as of January 20, 2020 (substantially concurrent with Legacy Hyzon’s formation), pursuant to which Legacy Hyzon received an exclusive license under certain of the Background IP. That agreement was replaced with a Partial Assignment Agreement of Fuel Cell Technology, dated November 19, 2020, which contemplated a joint ownership structure with respect to certain of the Background IP similar to the structure set forth under the Horizon IP Agreement. Both the January 20, 2020 and November 19, 2020 agreements have been superseded by the Horizon IP Agreement.

As of the date hereof, we exclusively owned 15 pending U.S. provisional patent applications, and jointly owned, subject to the terms of the Horizon IP Agreement, 9 issued U.S. patents and 14 pending U.S.
non-provisional
patent application.
We pursue the registration of domain names, trademarks and service marks in the U.S, and as of the date hereof, owned 7 trademark applications pending and 1 issued trademark before the U.S. Patent and Trademark Office.
We regularly review our development efforts to assess the existence and patentability of new intellectual property. To that end, we are prepared to file additional patent applications as we consider appropriate under the circumstances relating to the new technologies that we develop.
We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may own or license in the future, nor can we be sure that any of our existing IP portfolio will be useful in protecting our technology. Please see the section entitled “
Risk Factors
” for additional information on the risks associated with our IP strategy and portfolio.
Human Capital
As of December 31, 2021, the Company employed approximately 200 people (full-time equivalents). We anticipate significant employee growth in the near term as we prepare for series production of our hydrogen fuel cells and FCEVs. We have also contracted with various independent contractors and other service providers both in the U.S. and other countries where we operate to perform certain functions or services we require to operate. The ability to recruit, retain, develop, protect, and fairly compensate our global workforce are enablers of our success. This includes four general categories of focus: Health and Safety; Development and Retention; Diversity, Equity and Inclusion; and Compensation and Benefits.
Health and Safety
Hyzon is committed to the safety, health, and well-being of its employees. The Company continuously evaluates opportunities to raise safety and health standards, visiting sites to identify and manage environmental health and safety risks; evaluating compliance with regulatory requirements and our policy, and maintaining a global security operation for the protection of facilities and people on our facility. Hyzon also promotes a culture of health and well-being and provides comprehensive health care benefits.
Development and Retention
Developing employees contributes to growing our business. In today’s world, we compete for talent against other companies in the automotive and renewable energy industries. To recruit and retain top talent, we provide an environment that values an individual’s contributions and assists our employees to achieve their long-term professional goals. We invest significant resources to retain and develop our workforce. We also partner with outside vendors to provide development programs and learning opportunities for all employees, in addition to regular coaching and support from their managers.
Diversity, Equity and Inclusion
A diverse, global workforce and inclusive culture that provides fair and equitable opportunities helps Hyzon remain competitive, advance its innovation culture, and serve customers. While focusing on attracting and advancing top talent, Hyzon is committed to advance global diversity in our workforce, continue advancing pay equity and increase Hyzon’s diversity with underrepresented groups. This commitment is embraced at all levels of the Company, including our diverse Board of Directors, which is currently made up of 2 women out of 9 members and is more than 60% racially or ethnically diverse (6 out of 9 members). In addition, we organize regular cultural events, teambuilding activities and public recognition forums to celebrate our diversity and invest in strong relationships.

Compensation and Benefits
We provide a flexible working environment, which allows our employees to work where and when they can best achieve their goals. Flexibility supports attraction and retention of talent around the globe. Our total compensation for employees includes a variety of components that support sustainable employment and the ability to build a strong financial future, including competitive market-based pay and comprehensive benefits. In addition to earning a base salary, eligible employees are compensated for their contributions to the Company’s goals with both short-term cash incentives and long-term equity-based incentives. Eligible full-time employees in the U.S. are offered benefits such as vacation days, 401(k), performance bonuses, and a premier health plan for employees and their dependents. Programs and benefits differ internationally for a variety of reasons, such as local legal requirements, market practices, and negotiations with works councils, trade unions, and other employee representative bodies.
Government Regulations
The industry in which we operate is subject to extensive environmental regulations in numerous countries, and to regulations which have become increasingly more complex and restrictive over time. These laws and regulations generally govern water use, air emissions, use of recycled materials, energy sources, the storage, handling, treatment, transportation and disposal of hazardous materials, protection of the environment, occupational safety, natural resources and endangered species, and the remediation of environmental contamination. We may be required to obtain and comply with the terms and conditions of multiple environmental permits, many of which are difficult and costly to obtain and could be subject to legal challenges.
Compliance with such laws and regulations at an international, regional, national, provincial, and local level is an important aspect of our ability to continue our operations. Environmental standards applicable to us are established by the laws and regulations of the countries in which we operate, standards adopted by regulatory agencies and the permits and licenses that we hold. Each of these sources is subject to periodic modifications and increasingly stringent requirements. Violations of these laws, regulations or permits and licenses may result in substantial civil and criminal fines, penalties, orders to cease the violating operations or to conduct or pay for corrective works. In some instances, violations may also result in the suspension or revocation of permits and licenses. Please see the section entitled “
Risk Factors – Risks Related to Litigation and Regulation
” for additional information.
GHG Credits
In connection with the delivery and placement into service of Hyzon’s near-zero-emission
vehicles under the GHG Emissions Standards for Heavy and Medium-Duty Engines and Vehicles (the “EPA Clean Trucks Plan”),we are expected to earn tradable credits that under current laws and regulations can be sold. Under the EPA Clean Trucks Plan, (the EPA is scheduled to make its first rule making in 2022), each hydrogen FCEV earns a credit multiplier of 5.5 for use in the calculation of emission credits. This multiplier is currently set to expire in 2027 but may be extended in future rulemaking. A second set of EPA rules will, if it takes effect, sets more stringent GHG emission standards for new heavy-duty vehicles sold as soon as model year 2030 and beyond. Commercial vehicle manufacturers are required to ensure they meet the carbon-dioxide and nitrogen oxide emission standard for each type of vehicle produced. This emission standard continues to tighten the emission requirements over time, increasing the challenge for conventional diesel vehicles to meet the standard. At present, manufacturers of diesel trucks may need to purchase GHG credits to cover their emission deficit. The EPA Clean Trucks Plan provides the opportunity for the sale of excess credits to other manufacturers who apply such credits to comply with these regulatory requirements. Current regulations do not limit the number of battery-electric and hydrogen fuel cell credits sold within the same commercial vehicle categories. California also has a GHG emissions transportation standard which closely follows the EPA Clean Trucks Plan. However, the California timeline for reaching very low GHG emissions is more aggressive than that of the EPA.

The CARB Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”) and regulations, including the requirements and benefits of such program, may provide for potential voucher incentives for Hyzon’s Class 8 trucks and their powertrain design and technology, along with additional classes of Hyzon vehicles over time. The HVIP requires eligible vehicles to be “CARB-certified”. CARB’s recently adopted certification standards and test procedures for heavy-duty zero-emission vehicles (the “ZEPCert Procedures,” incorporated in 13 CCR 1956.8(a)(8)) are optional beginning with model year (“MY”) MY2021 and mandatory beginning with MY2024. Thus, prior to MY2024, if Hyzon elects to certify its vehicles following the traditional certification framework (primarily involving GHG certification using the EPA/CARB simulation model), customers that purchase our vehicles in California may be eligible for voucher incentives under the HVIP program (currently set at $120,000 for each Class 8 truck sold and registered in CA). However, the HVIP program provides a credit multiplier that makes Class 8 FCEVs eligible for $240,000 voucher for customers, but this multiplier may be determined in part by how our vehicles are designed and whether they contain on-board,
plug-in
battery capabilities.
Other Financial Incentives
Examples of other potential incentive and grant programs that either Hyzon or its customers may apply for include:
Programs in the US

•
Low Carbon Fuel Standard
. The Low Carbon Fuel Standard was initially developed in California and is gaining traction in other U.S. states and other jurisdictions around the world. Its goal is to reduce the well-to-wheel
carbon intensity of fuels by providing both mandated reduction targets as well as tradeable/sellable credits. In California, this includes a credit for hydrogen refueling infrastructure as well as credits for the dispensing of hydrogen as transportation fuel.

•
Grant and Subsidy Programs
. Government entities at all levels from federal (including the Department of Energy), state (e.g., CARB) and local (e.g., North Texas Council of Governments), have grant programs designed to increase and accelerate the development and deployment of zero-emission
vehicles and infrastructure technologies. Federal and state grant and subsidy programs are under evaluation for introduction and/or expansion, such as LCFS structures in Oregon and Washington, and the Federal IIJA which includes significant funding opportunities for hydrogen ecosystem enablement, including $8 billion for the establishment of at least four hydrogen hubs across the U.S.

•
EPA Smartway
. The EPA Smartway program provides grants and funding for the retrofit of heavy-duty vehicles with components and technologies that reduce emissions. Drivers and fleet owners who repower vehicles with advanced technology powertrains or CNG engines may be able to access funding to offset a portion of the cost.

International Programs

•
The European Union currently maintains a key funding programme for research and innovation with a total budget of €95.5Bn, including €15.1Bn allocated for Climate, Energy and Mobility, including clean hydrogen and zero-emission
road transport. The EU also has an Innovation Fund which provides €10Bn of support through 2030 for the commercial demonstration of innovative low-carbon
technologies.

•
The UK has introduced a Net Zero Hydrogen Fund (“NZHF”) of £240MM to support the commercial deployment of new low carbon hydrogen production projects. The UK additionally created the Department for Transport Zero Emission Road Freight Trials (“ZERFT”) £20MM to demonstrate zero-emission
freight and stimulate transition through road freight trials.

•
Germany introduced various subsidies totaling approximately €3Bn up to 10 years to support the penetration of zero emission vehicles and green hydrogen production. These subsidies will contribute to the EU environmental objectives, in line with the European Green Deal.

•
China’s central government is initiating a four-year pilot program, and select cities will be elected to carry out research and development and application demonstrations of FCEVs. This pilot program seeks to encourage innovation and to stimulate the development of hydrogen and the FCEV industry in China. The Chinese central government will reward successful pilot cities and details of those benefits and programs are to be published by the government in a separate policy document.

Vehicle Safety and Testing Regulation
Our vehicles and those of our customers whose vehicles we configure or power with our hydrogen fuel cells are subject to, and comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including applicable U.S. Federal Motor Vehicle Safety Standards (“FMVSS”). As a vehicle manufacturer and integrator of hydrogen fuel cells, we must self-certify that the vehicles meet or are exempt from all applicable FMVSS before a vehicle can be imported into or sold in the U.S. There are numerous FMVSS that apply to our vehicles. Examples of these requirements include:

•	Electronic Stability Control. Performance and equipment requirements on heavy-duty vehicles to reduce crashes caused by rollover or by directional loss-of-control.

•	Air Brake Systems. Performance and equipment requirements of air brake systems on heavy-duty vehicles to ensure safe braking performance under normal and emergency conditions.

•	Electric Vehicle Safety. Limitations on electrolyte spillage, battery retention, and avoidance of electric shock following specified crash tests.

•	Flammability of Interior Materials. Burn resistance requirements for materials used in the occupant compartment.

•	Seat Belt Assemblies and Anchorages. Performance and equipment requirements to provide effective occupant protection by restraint and reducing the probability of failure.
The following FMVSS do not apply to our vehicles, but we currently incorporate the applicable components of the standards for additional safety performance:

•	Tire Pressure Monitoring System. Performance requirements to warn the driver of significant under-inflation of tires resulting in safety problems.

•	Roof Crush Resistance. Strength requirements for the occupant roof to prevent crushing of the roof into the occupant compartment in rollover crashes.

•	Minimum Sound Requirements for Hybrid and Electric Vehicles. Performance requirements for sound to alert pedestrians that a commercial vehicle is in the immediate area.

•	Crash Tests for High-Voltage and Hydrogen Fuel System Integrity. Preventing electric shock from high-voltage systems and fires that result from fuel spillage during and after motor vehicle crashes.
In addition to the applicable FMVSS requirements, we also design our vehicles to meet the requirements of the Federal Motor Carrier Safety Administration (“FMCSA”), which has requirements for the truck and fleet owners. We also design our vehicles to meet the requirements set forth in the Federal Motor Carrier Safety Regulations (“FMCSR”) pertaining to the safety of the driver during operation of the vehicle. There are numerous FMCSR that apply to our vehicles. Examples of these requirements include, but are not limited to:

•	Step, Handhold and Deck Requirements. Performance and equipment requirements to enhance the safety for entry, egress, and back of cab access of a heavy-duty vehicle.

•	Auxiliary Lamps. Performance and placement requirements for lamps in addition to lamps that meet the requirements of FMVSS 108 Lamps, Reflective Devices and Associated Equipment.

•	Speedometer. Performance and accuracy requirement for equipment indicating the vehicle speed. This includes both digital and analog displays.

We are also required to comply with other NHTSA requirements and federal laws administered by NHTSA, including early warning reporting requirements regarding warranty claims, field reports, death and injury reports, foreign recalls, and owner’s manual requirements.
The vehicles we expect to offer for sale in Europe are subject to United Nations Economic Commission Europe (“UNECE”) safety testing regulations. Many of those regulations, referred to as European Union Whole Vehicle Type Approval or “WVTA”, are different from the federal motor vehicle safety standards applicable in the U.S. and may require redesign and/or retesting. Our vehicles currently meet specific NHTSA-type approvals, and we plan to commence testing our vehicles for the WVTA to ensure compliance with the UNECE requirements. There are UNECE compliance requirements and UN Global Technical Regulations (“GTR”) applicable to heavy-duty vehicles in Europe, which have not been developed for heavy-duty vehicles by NHTSA or FMCSA. We have implemented the UNECE standards for additional safety during driving operation. The following are some UNECE standards and GTRs applied to our vehicles:

•
Electromagnetic Compatibility and Interference.
Performance requirements for the prevention and interference of electromagnetic radiation which may cause disturbances in the drivability of the vehicles and other vehicles in the area.

•	Lane Departure Warning System. Performance and testing requirements for a system that warns the driver of an unintentional drift of the vehicle out of its travel lane.

•	Electric Vehicle Safety. Performance and testing requirements for BEVs and FCEVs during in-use and post-crash.

•	Hydrogen Fuel Cell Vehicle Safety. Performance and testing requirements for hydrogen FCEVs during in-use and post-crash.
Our vehicles and systems consist of many electronic and automated components and systems. Our vehicles are designed to comply with the International Standards Organization’s (“ISO”) Functional Safety Standard. This standard addresses the integration of electrical systems and software and identifies the possible hazards caused by malfunctioning behavior of the safety-related electrical or electronic systems, including the interaction of these systems.
Environmental Regulations
We currently are subject to extensive environmental national, state and local laws and regulations, including, among others, water use, and discharge, air emissions, use of chemicals and recycled materials, energy sources, storage, handling, treatment, transportation and disposal of hazardous materials and wastes, the protection of health, safety and the environment, natural resources, and the remediation of environmental contamination. Furthermore, joint ventures and other businesses we may invest in that focus on hydrogen production and distribution hubs and refueling centers are subject to similar environmental and public safety-related laws and regulations. We are required to obtain and comply with the terms and conditions of environmental permits, many of which may be difficult and expensive to obtain and must be renewed on a periodic basis. A failure to comply with these laws, regulations or permits could result in substantial civil and criminal fines, penalties, the suspension or loss of such permits, and orders to cease or limit non-compliant
operations.
Air Emissions
Our operations and products are required to comply with regulations under the U.S. Federal Clean Air Act and analogous laws in other jurisdictions. For example, our vehicles are required to obtain a Certificate of Conformity (“COC”) issued by the EPA, or an order issued by the CARB for vehicles sold in jurisdictions that impose California’s emission standards, prior to being sold. There are currently four states which have adopted the CARB standard for heavy-duty vehicles. These COCs must be obtained for each model year of production, and failure to obtain them prior to entering our vehicles into commerce may result in substantial fines or penalties.

Hazardous Substances and Waste
We are subject to laws and regulations regarding the generation, use, treatment, handling, storage, and disposal of hazardous substances and solid wastes. Hydrogen is highly flammable. Furthermore, the assembly and transportation of our fuel cells are subject to certain design, manufacturing, packaging, and similar regulations from the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration. Similarly, hydrogen is a “chemical of interest” (“COI”) under the U.S. Cybersecurity & Infrastructure Agency’s Chemical Facility Anti-Terrorism Standards (“CFATS”). Facilities that store COIs above certain specified thresholds may be required to comply with various reporting, security, and other regulations as part of the CFATS.
Additionally, laws may impose strict, joint and several liability for the investigation and remediation of sites where hazardous substances have been released or disposed. For instance, in the U.S., the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as ‘Superfund’, as well as similar state laws can impose joint and several liability without regard to fault or the legality of the original conduct, on entities that contributed to the release of a hazardous substance into the environment. These include current and prior owners or operators of the site where the release occurred as well as companies that disposed or arranged for the disposal of hazardous substances at the site. Under CERCLA, these persons may be subject to strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of addressing health impacts. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environmental and to recover from the responsible entities the costs they incur. We may handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.
We may also generate or dispose of solid wastes, which may include hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain components of our manufacturing waste may be excluded from RCRA’s hazardous waste regulations, provided certain requirements are met. However, if these components do not meet all established requirements for the exclusion, or if the requirements for the exclusion change, we may be required to treat such products as hazardous waste, which are subject to more rigorous and costly handling and disposal requirements. Any such changes in the laws and regulations, or our ability to qualify the materials we use for exclusions under such laws and regulations, could adversely affect our operating expenses.
Supply Chain
Increasingly, jurisdictions require companies to monitor for and address certain practices from their supply chains. For example, several jurisdictions have adopted or are considering adopting supply chain diligence laws such as including, but not limited to, Modern Slavery, Conflict Minerals, and Managing Risks to Women in Supply Chains. Compliance with such laws entails substantial costs, and may require modifying our supply chains if any issues are discovered or could result in substantial fines. Additionally, should we fail to sufficiently monitor our supply chains, we may be subject to fines or penalties for non-compliance,
which may have an adverse effect on our operations.
Similar or more stringent laws also exist in other jurisdictions where we operate, including the European Union and Australia.

Available Information
Our Internet address is www.hyzonmotors.com. Our website and the information contained therein or linked thereto are not part of this Annual Report. We make available free of charge through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish them to the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.
Item 1A. Risk Factors.
Summary of Risk Factors
The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed risk factors contained below.

•	Our business model has yet to be tested and we may fail to commercialize our strategic plans.

•
We recently completed the Business Combination with Decarbonization Plus Acquisition Corporation (“DCRB”) in which we raised gross proceeds net of redemption and transaction costs totaling approximately $512.9 million. Nevertheless, we may need to raise additional funds, and these funds may not be available on terms favorable to us or our stockholders or at all when needed.

•	Increases in costs, disruption of supply or shortage of raw materials, could harm our business.

•
We qualify as an “emerging growth company’ as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. As a result, our shareholders may not have access to certain information they deem important.

•
We have identified a material weakness in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.

•
Our Class A Common Stock commenced trading on the NASDAQ Global Select Market on July 19, 2021, and we have limited experience operating as a publicly traded company. We need to implement various policies, procedures and controls pertaining to our operations and governance as required by SEC and NASDAQ rules and regulations.

•
We have a limited number of current customers, and there is no assurance as to whether our sales pipeline will result in sales and revenues, or that we will be able to convert non-binding
letters of intent or memoranda of understanding into orders or sales (including because of the current or prospective financial resources of the counterparties to our non-binding
memoranda of understanding and letters of intent, the liability accounting for our warrants or customer contractual demands), or that we will be able to identify additional potential customers and convert them to paying customers.

•
We also face and will continue to face significant competition in all aspects of our business and operations, and many of our current and future competitors have or will have significantly more resources than us, and may outcompete us for customers, employees, and suppliers.

•
We may not succeed in investing in hydrogen production, distribution and refueling operations critical to supplying our customers with hydrogen to operate our FCEVs either at all or in part, and/or at the cost required to achieve TCO for potential Hyzon FCEV customers to drive their purchases of our trucks.

•
There is no assurance that there will be, or that we will be able to supply, hydrogen at prices or with an emissions profile that allow our FCEVs to be competitive with commercial vehicles powered by other energy sources.

•
We may face legal challenges and other resistance attempting to sell our vehicles which could materially adversely affect our sales and costs. Additionally, unfavorable publicity, or a failure to respond effectively to adverse publicity, could harm our reputation and adversely affect our business.

•
If we engage in mergers or acquisitions, we may assume liabilities – both disclosed and undisclosed – by contract or under operation of law of the target or acquired company which could materially adversely affect our business and financial results.

•
To date, we have produced only technology validation or evaluation FCEVs and there is no assurance that we will be able to establish and operate facilities capable of producing our FCEVs in appropriate volumes and at competitive costs or at all.

•
We have limited experience servicing our FCEVs. If we are unable address the service requirements of our customers, our business will be materially and adversely affected. Additionally, insufficient warranty reserves to cover future warranty claims could materially adversely affect our business, prospects, financial condition, and operating results.

•	Threats to information technology, including unauthorized control of our vehicles or interruption of our systems, could adversely affect our business.

•	We may be unsuccessful in meeting various local, national and international safety and emissions rules and regulations for our products.

•	We depend on third parties, including Horizon, for supply of key inputs and components for our products.

•	We will depend on Horizon as a sole source supplier for our fuel cell systems, until such time we are able to commence manufacturing fuel cell systems inhouse.
Risk Factors Relating to Our Business and Industry
Our business model has yet to be tested and any failure to execute our strategic plans would have a material adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
The estimated costs and timelines that we have developed in planning for full scale commercial production of our vehicles are subject to the risks and uncertainties inherent in transitioning from a start-up
company focused on
proof-of-concept
activities to the design and
large-scale
integration, assembly, and manufacture of hydrogen-powered commercial vehicles, and large-scale
integration and manufacture of hydrogen fuel cell systems and hydrogen production, distribution and refueling. We have not secured contractual relationships with all component suppliers to produce our products. We may not be able to accurately estimate the demand for our hydrogen-powered commercial vehicles or hydrogen fuel cell systems, or, should we decide to produce them, electric batteries or battery electric vehicles which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. Additionally, we may not be able to accurately estimate the demand for the hydrogen fuel produced by our hydrogen production plant investments or the ability of our partners to build and operate those facilities at the cost, schedule and operating performance anticipated. These risks could result in a loss of revenue and/or an inability to provide fuel to our fleet customers leading to a delay in customer vehicle deployments or order cancellations, and/or increased costs and reduced margins. If we fail to accurately predict supply and demand for our products and other integration, assembly and manufacturing requirements, or if we fail to timely invest in people, processes and capital equipment to meet demand, we could incur additional costs or experience delays. In addition, there can be no assurance that our estimates related to the costs and timing necessary to complete design and engineering of our facilities will prove accurate. The likelihood of our success must be considered in light of these risks, expenses, complications, delays and the competitive environment in which we operate. Therefore, there can be no assurances that our business plan will prove successful.

We will continue to encounter risks and difficulties frequently experienced by many early-stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with pursuing our growth plans. In addition, as a result of the capital-intensive nature of our business, we can be expected to continue sustaining substantial operating expenses without generating sufficient revenues to cover expenditures. Any investment in us is therefore highly speculative and could result in the loss of your entire investment.
We may need to raise additional funds, and these funds may not be available on terms favorable to us or our stockholders or at all when needed.
The manufacture, integration, assembly and sale of hydrogen-powered commercial vehicles, hydrogen fuel cell systems, and investments in hydrogen production, distribution and refueling are highly capital-intensive businesses. Our business plan to manufacture, integrate, assemble, sell, and service hydrogen-powered commercial vehicles and hydrogen fuel cell systems is expected to require continued capital investment to fund operations, continue research and development, and build or improve facilities. While we completed the Business Combination with DCRB and raised gross proceeds, net of redemption and transaction costs, of approximately $512.9 million, there can be no assurance that we will have access to additional capital we may need on favorable terms when required or at all. As a result of the proceeds from the Business Combination and other financings, we expect that we will have sufficient capital to fund our planned operations for the next 12 months; however, we expect that we will need to raise additional capital in the near future. We may raise additional funds through the issuance of equity, equity related or debt securities, strategic partnerships, licensing arrangements, and/or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, improve infrastructure, and introduce new vehicles. We are currently exploring raising additional capital through our subsidiary, Hyzon Zero Carbon, Inc., to invest in hydrogen production, distribution and fueling capabilities.
If we cannot raise additional funds when we need them, our financial condition, business, prospects, and results of operations could be materially adversely affected. We may raise funds through the issuance of debt securities or through loan arrangements, the terms of which could require significant interest payments, contain covenants that restrict our business, or other unfavorable terms. We may also raise funds through the sale of additional equity securities which could dilute our stockholders.
We have a limited operating history as a stand-alone company thereby making it difficult to evaluate our future business prospects and which may increase the risk of your investment.
We face significant risks and difficulties as an early-stage company. We have a limited operating history, which increases the risk to your investment. As we scale from limited production of units deployed for technology validation to production for operational fleet validation to volume production and sales to support full fleet conversions, it is difficult, if not impossible, to forecast our future results. We have limited insight into trends that may emerge and affect our business. Moreover, we intend to derive a majority of our revenues initially from the sale or lease of our hydrogen fuel cell heavy commercial vehicles, deliveries of which first occurred in the second half of 2021 in Europe and China. In addition, we have engaged in limited marketing activities to date, so there can be no assurance that customers will embrace our commercial vehicles in significant numbers. The majority of our commercial vehicle deliveries in 2021 were made to customers in China where our average selling prices are substantially lower than in Europe and where we expect to recognize initial revenues upon collections, due in part to our lack of experience selling to our customers in China and contract payment terms which may extend over several years.
It is difficult to predict our future revenues or budget for our expenses. In the event that actual results differ from our estimates, or we adjust our estimates in future periods, our operating results and financial position could be materially affected. The projected results depend on the successful implementation of our management’s growth strategies and are based on assumptions and events over which we have only partial or no control. The assumptions underlying such projected information require the exercise of judgment, and the projections are subject to uncertainty because of economic, business, competitive, regulatory, legislative, political and other changes.

Increases in costs, disruption of supply or shortage of raw materials, could harm our business.
Disruptions in the supply chain, including those caused by the
COVID-19
pandemic, may impact our ability to adequately source raw materials or components, including battery packs, semiconductors, and integrated circuits, as well as cabs and chassis from heavy vehicle OEMs. Certain production ready components such as displays may not arrive at our facilities in time to meet production planning, which could cause delays in validation and testing for these components, as well as the final assembly of certain of our vehicle orders. Our business also depends on sourcing hydrogen fuel cells and stacks from Horizon, which also could be impacted by supply chain challenges in procuring raw materials and components to manufacture fuel cells for us. Any such supply interruption could materially negatively impact our business, prospects, financial condition, and operating results. Additionally, we source many critical components referenced above from countries around the world, which may become subject to geopolitical impacts, trade and tariff policy changes, and other supply disruptions outside of our direct control.
We are also exposed to commodity price volatility as we use various raw materials including aluminum, steel, carbon fiber, non-ferrous
metals (such as copper), and cobalt. The prices and availability for these raw materials may fluctuate depending on market conditions and global demand, including as a result of geopolitical events and other events beyond our control, and could adversely affect our business and operating results.
As a result, substantial increases in the prices for our raw materials or components would increase our operating costs and could reduce our margins if the increased costs cannot be recouped through increased FCEV prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices.
Complex software and technology systems will need to be developed, both in-house
and in coordination with vendors and suppliers, for us to successfully produce our hydrogen-powered commercial vehicles and hydrogen fuel cell systems, and there can be no assurance that such systems will be successfully developed.
Our products will require a substantial amount of third-party and in-house
software and complex hardware to operate. The development of such advanced technologies is inherently complex and costly, and we will need to coordinate with our vendors and suppliers to produce our hydrogen-powered commercial vehicles and hydrogen fuel cell systems. Defects and errors may be revealed over time and our control over the performance of third-party services and systems may be limited. We may be unable to develop the necessary software and technology systems or meet the technological requirements, production timing, and volume requirements to support our business plan. In addition, the technology may not comply with the cost, performance, useful life and warranty requirements we anticipate in our business plan and which our customers will demand. As a result, our business plan could be significantly impacted, and we may incur significant liabilities under warranty claims which could adversely affect our business, prospects, and results of operations.
We are implementing engineering processes in our product development to help systematically ensure our product quality, design sign-off,
and traceability of our product design information; however, there can be no guarantees about the success, timing or cost of these processes.
We are developing new technologies and know how related to key components in our vehicles. We may be unsuccessful in these efforts or in competing with new and existing component manufacturers.
We have begun investing in electrification technologies related to components in our vehicles and we plan to produce or assemble various key components of our vehicles that we presently source from third parties to help achieve increased quality assurance, reduced component costs, and reduced supply chain risks. We have limited experience in designing and producing these key components, and we may not be successful in developing or commercializing the technologies we develop. We may not be able to compete effectively with suppliers of these components that are better financed, have existing manufacturing operations, and have established products in the marketplace.

We have a limited number of current customers and pending orders, and there is no assurance that non-binding
memoranda of understanding and letters of intent will be converted into orders or sales.
To date, we have engaged in limited marketing activities and currently have limited customer contracts. Our non-binding
memoranda of understanding and letters of intent with potential customers do not represent assured sales and may not be converted into orders or sales. We cannot be assured that the counterparties to such memoranda of understanding and letters of intent have or will have the financial capacity to make such orders or that such counterparties’ demand for our products will remain. We have not received any deposits from the counterparties on certain of our orders, non-binding
memoranda of understanding and letters of intent, and these counterparties have no obligation to make purchases. Further, these counterparties may not perform as expected and may therefore not have the means or market demand to convert the non-binding
memoranda of understanding or letters of intent into orders. If these arrangements are terminated or we are unable to secure binding orders or long-term contracts for volume sales supporting full fleet conversions, our business, prospects, financial condition and operating results may be adversely affected.
Even if we were able to obtain orders, customers may limit their volume of purchases initially as they assess our commercial vehicles and hydrogen fuel cell systems and whether to make a broader transition to hydrogen-powered electric vehicle solutions. This may be a long process, which will depend on the safety, reliability, efficiency and quality of our products, as well as the support and service that we offer. It will also depend on factors outside of our control, such as general market conditions, government incentives and mandates for zero-emission
vehicles, and broader trends in transportation, including fleet management, and availability and pricing of hydrogen, that could impact customer buying decisions. As a result, there is significant uncertainty regarding demand for our products and the pace and levels of growth that we will be able to achieve.
Regarding our focus on hydrogen production, distribution and refueling, while we have entered into various memoranda of understanding and letters of intent with partners to develop, build and operate hydrogen hubs and refueling centers, contract negotiations for these opportunities that could lead to revenue will, in our view, be very complex and require significant time and effort, and may ultimately not be successful.
Our sales efforts involve considerable time and expense, and our sales cycle is often long and unpredictable.
Our results of operations may fluctuate, in part, because of the intensive nature of our sales efforts and the length and unpredictability of our sales cycle. As part of our sales efforts, we invest considerable time and expense evaluating potential customers’ specific needs and necessary resources, such as access to hydrogen supply, and educating potential customers about the technical capabilities of our hydrogen-powered commercial vehicles and hydrogen fuel cell systems. In addition, we have limited direct sales and business development personnel, and our sales efforts have historically depended on the significant involvement of our senior management team. Our sales cycle has been long and varies substantially from customer to customer. Our sales cycle often lasts nine months but can extend to a year or more for some customers. Some of our sales efforts have not resulted in orders and may in the future not result in orders. There can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, our business, financial condition, and results of operations could be adversely affected.
Regarding our focus on hydrogen production, distribution and refueling business, the sales cycle for these opportunities is unproven and, in our view, will be very long.

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition, and operating results.
We and our current and prospective customers may benefit from certain government subsidies and economic incentives that support the development and adoption of our vehicles. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies, or the incentives due to the perceived success of zero-emissions
vehicles or other reasons, may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally or our FCEV vehicles specifically. This could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition, and operating results.
These incentives, which are available to us or our customers, include tax credits, rebates, and other incentives for alternative energy production, alternative fuel and electric vehicles, including GHG emissions credits under the EPA’s GHG Rule, CARB, and HVIP. While these benefits have been available in the past, there is no guarantee these programs will be available in the future. If these incentives and other benefits are not available, reduced or otherwise limited in the future, our financial position could be harmed.
We may expend substantial cost and managerial time in preparing bids and proposals for potential customers that use competitive bidding processes, and there is no assurance that we will win awards.
We expect to derive a substantial portion of our business through competitive bidding processes, both directly and through partnerships or other arrangements with the bidding party. Competitive bidding processes entail substantial costs and managerial time to prepare bids and proposals for contracts that may not be awarded to us or our bidding partners, or they may be split among competitors. Even if we or our partners are successful in obtaining an award, we or our partners may encounter bid protests from unsuccessful bidders on any specific award. Bid protests could result, among other things, in significant expenses, contract modifications, or even loss of the contract award. Even where a bid protest does not result in the loss of a contract award, the process for resolving the bid protest can extend the time until contract activity can begin and, as a result, delay the recognition of revenue. We or our bidding partners also may not be successful in efforts to protest or challenge any bids for contracts that were not awarded to us, and we would be required to incur significant time and expense in such efforts. All of the above could have a material adverse effect on our business, prospects, financial condition or operating results.
We operate our commercial mobility products business in the European market solely through our joint venture with Holthausen Clean Technology Investments B.V.
On October 30, 2020, we formed Hyzon Motors Europe B.V. (“Hyzon Europe”), a joint venture with Holthausen Clean Technology Investments B.V. (“Holthausen”), for the primary purpose of supplying hydrogen-powered trucks to the European Union and nearby markets such as the United Kingdom, Nordic countries, and Switzerland. We currently own 50.5% of the equity interests of Hyzon Europe. On December 31, 2021, we signed a non-binding
Letter of Intent with Holthausen to purchase an increased equity interest in Hyzon Europe; the Letter of Intent provides that we intend to increase our total equity interest to 75% from 50.5%. Concurrent with the signing of this Letter of Intent, we provided a €1 million refundable deposit to Holthausen, approximately $1.1 million in USD.
Pursuant to the Joint Venture Agreement, by and among Hyzon, Holthausen and Hyzon Europe, neither Hyzon nor Holthausen may have an interest in, be engaged in, or be concerned with, or approach any person with a view to obtaining an interest or being engaged in or concerned with, any business involving the development or production of, or the trading in, any products developed, produced or traded by, or the provision of services developed or provided by Hyzon Europe or any of its subsidiaries, other than passive investments representing no more than 1% ownership in such business. As a result, we must develop, produce and sell hydrogen-powered trucks in Europe through the Hyzon Europe joint venture and are thereby limited in our ability to conduct certain operations in Europe outside of Hyzon Europe. If our arrangements with Hyzon Europe are considered unenforceable or otherwise impermissible by courts or other government bodies, we may also be subject to fines, liability or other sanctions by courts or other government bodies.

We may be unable to successfully produce our hydrogen-powered commercial vehicles or our hydrogen fuel cell systems in appropriate volumes, at competitive costs, or at all, which may adversely affect our business, prospects, financial condition and operating results.
We have not yet completed our MEA and PEM production facilities in Bolingbrook, Illinois. We are also in the process of establishing various component production and assembly operations in our Rochester facility. We are currently at small volume vehicle assembly in Groningen, Netherlands and have yet to commence series production. There is no assurance that we will be able to complete these facilities, or that we will be able to either manufacture our hydrogen fuel cell systems, components, or assemble our hydrogen-powered commercial vehicles at costs, volumes, and specifications acceptable to us. These facilities may also require permits for construction or operation, and we may not be able to obtain these permits on conditions acceptable to us. We currently rely on the supply of hydrogen fuel cell systems solely from Horizon, and plan to do so until our manufacturing facilities are operational; however, we will continue to rely on Horizon thereafter for supply of hydrogen fuel cell systems for deliveries in China or to meet demand that we cannot fulfil or to react to supply chain challenges that we may face in the U.S. We also rely on third parties to produce glider kits, chassis, and other commercial vehicle components, and, in the U.S., for the assembly of our hydrogen-powered commercial vehicles. To date, we have not secured supply agreements with all suppliers from which we must procure chassis, subassemblies and components to assemble our vehicles. For those suppliers from which we do purchase chassis, subassemblies and components, the worldwide supply chain crisis has had a material negative impact on our ability to procure these necessary in time—particularly in Europe, Australia, and the U.S.—to meet our product forecasts and product delivery obligations. In 2021, we experienced supply chain disruptions in Europe that prevented us from completing and shipping vehicles as planned, causing a material impact on our revenues and gross margins.
Our facilities and those of our suppliers, assemblers and other partners may be harmed or rendered inoperable by natural or man-made
disasters, including earthquakes, flooding, fire, power outages, and geopolitical conflicts, or by health epidemics, such as the recent
COVID-19
pandemic, and related governmental mandates and responses, which may render it difficult or impossible for us to produce our products for an undefined period of time. Any alternative suppliers and partners may either not exist or if they do exist may be unwilling or unable to supply us. The inability to produce our products or the backlog that may develop if our facilities or the facilities of our suppliers are rendered inoperable for even a short period of time may result in the loss of customers or harm to our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
We, our partners and our suppliers may rely on complex machinery and equipment to produce our hydrogen-powered commercial vehicles and fuel cell systems, which involve a significant degree of risk and uncertainty in terms of operational performance and costs.
We, our partners and suppliers may rely on complex machinery and equipment for the manufacture, integration and assembly of our hydrogen-powered commercial vehicles and fuel cell systems. Such complex machinery and equipment may involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our facilities and those of our partners and suppliers will consist of large-scale
facilities and machinery combining many components. These machines and their components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict, especially for a start-up
like us, as well as for hydrogen production site operators with which we have or intend to have a relationship that may themselves have limited operating experience, and could be influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity, and natural disasters. Should any operational risk materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs, and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition or operating results.

Our future growth is dependent upon the willingness of customers in the commercial vehicle market, including but not limited to operators of commercial vehicle fleets and heavy-duty transport, to adopt hydrogen-powered and other zero-emission
commercial vehicles, and our ability to produce, sell and service products that meet customers’ needs. If the market for hydrogen-powered solutions does not develop or develops slower than we expect, our business, prospects, financial condition and operating results will be adversely affected.
The market for hydrogen-powered commercial vehicles is relatively new and untested and is expected to experience rapidly changing technologies, intense price competition among numerous competitors, evolving government regulation and industry standards, government subsidies, and uncertain customer demands and behaviors. Hydrogen-powered vehicles may also face competition from other alternatives to fossil fuels, including electric vehicles, renewable natural gas, biodiesel, and others. Factors that may influence the adoption of our hydrogen-powered commercial vehicles include:

•
the premium in the anticipated initial purchase prices of our commercial vehicles over those of comparable vehicles powered by ICE or other alternative energy sources, both including and excluding the effect of possible government and other subsidies and incentives designed to promote the purchase of vehicles powered by clean energy;

•	the total cost of ownership of the vehicle over its expected life, which includes the initial purchase price and ongoing operating costs, including hydrogen supply, price, and maintenance costs;

•	access to hydrogen supply and refueling stations locally and nationally, and related infrastructure costs;

•	the availability and terms of financing options for our customers to purchase or lease our vehicles;

•	the availability of tax and other governmental incentives to purchase and operate non-carbon emitting vehicles, and future regulations requiring increased use of non-carbon emitting vehicles;

•	government regulations and economic incentives promoting or mandating fuel efficiency and alternate forms of energy;

•
prices for hydrogen, diesel, natural gas, electricity and other sources of power for vehicles, and volatility in the cost of diesel or a prolonged period of low gasoline and natural gas costs that could decrease incentives to transition to vehicles powered by alternative energy sources;

•	the cost and availability of other alternatives to diesel or natural gas fueled vehicles, such as electric vehicles;

•	corporate sustainability initiatives and environmental, social and governance (“ESG”) policies;

•
perceptions about hydrogen, safety, design, performance, reliability and cost, especially if adverse events or accidents occur that are linked to the quality or safety of hydrogen-powered vehicles, or the safety of production, transportation or use of hydrogen generally;

•	the quality and availability of service for our commercial vehicles, including the availability of replacement parts;

•	the ability of our customers to purchase adequate insurance for our vehicles; and

•	macroeconomic factors.
If, in weighing these factors, our potential customers, including operators of commercial vehicle fleets or heavy-duty transport, determine that there is not a compelling business justification for purchasing hydrogen-powered commercial vehicles, particularly those that we will produce and sell, then the market for such vehicles may not develop as we expect or may develop more slowly than we expect, which would adversely affect our business, prospects, financial condition and operating results.

Demand for our hydrogen-powered commercial vehicles and hydrogen fuel cell systems will ultimately depend on demand from target customers, some of which operate in cyclical or regulated industries or industries impacted by supply chain challenges, which may in turn subject us to that cyclicality or regulatory uncertainty and result in volatility and uncertainty and in the demand for our products, which could have a material adverse effect on our business, prospects, financial condition and operating results.
Decisions to purchase our hydrogen-powered electric commercial vehicles and hydrogen fuel cell systems will likely depend on the performance of the industries in which our target customers operate, and a decrease in demand for production or services from those industries will impact demand for our products. Demand in these industries is impacted by numerous factors, including global supply chain challenges, commodity prices, infrastructure spending, interest rates, consumer spending, fuel costs, energy demands, municipal spending, government subsidies and incentives, and commercial construction, among others. Increases or decreases in these variables may significantly impact the demand for our products. Additionally, some of our target customers have felt the impact of the
COVID-19
pandemic, which has resulted in reduced demand for commercial vehicles and global supply chain disruptions. If we are unable to accurately predict demand, we may be unable to meet our customers’ needs, resulting in the loss of potential sales, or we may produce excess products, resulting in increased inventories and overcapacity in our contracted production facilities, increasing our unit production cost and decreasing our working capital and operating margins.
If there is inadequate availability of hydrogen or we fail to secure hydrogen supply at competitive prices or with a competitive emissions profile, our business will be materially and adversely affected. Additionally, we are reliant upon our hydrogen production and dispensing partners to build and operate production facilities, including potentially through Hyzon Zero Carbon, Inc.’s direct investments in those production plants. If our partners cannot deliver at the cost, schedule and operating performance anticipated, our business will be materially and adversely impacted.
Demand for our hydrogen-powered electric commercial vehicles and hydrogen fuel cell systems will depend in part on the availability of hydrogen infrastructure and the cost of hydrogen fuel. There is no assurance that hydrogen production will scale at the rate we anticipate or that the cost of hydrogen will become competitive with the cost of hydrocarbons or other hydrocarbon-alternatives as we project. Our commercial vehicles and vehicles powered by our hydrogen fuel cell systems require an adequate supply of hydrogen for refueling. Currently, hydrogen supply and refueling stations are not generally available. We expect to partner with third parties with the aim of providing hydrogen infrastructure and refueling stations to potential Hyzon customers. Some potential customers may choose not to purchase Hyzon products because of the risk of unavailability or cost of hydrogen supply. Additionally, while certain customers may consider hydrogen vehicles because of their sustainability profile, the sustainability profile of hydrogen depends on the hydrogen production process. “Gray” hydrogen, often produced by steam methane reformation, is currently the most common and cost-effective
form of hydrogen production; however, this process results in significant GHG emissions. Other types of hydrogen, such as “green” hydrogen produced by clean energy-powered
electrolysis, have a smaller emissions footprint but are less common and cost-effective.
We may not be able to find suitable investments in hydrogen production, distribution, and refueling assets or secure a continuous supply of hydrogen at a satisfactory quantity and price that also meets customers’ emissions-reduction goals, which may cause some potential customers not to purchase Hyzon products. Additionally, Hyzon’s direct investments in hydrogen production plants and the related supply and sale of that hydrogen to customers is directly impacted by our partners’ ability to design, build, operate and maintain those co-invested
production plants and refueling assets. Our partners may or may not deliver at the cost, schedule and operating performance anticipated, if at all. If we are unable to satisfactorily provide adequate access to hydrogen supply at cost structures that customers require, or which may require significant capital expenditures, our ability to generate customer loyalty, grow our business, and sell our products could be impaired.

Increased focus on sustainability or other ESG matters could impact our operations.
Our business requires customers and financial institutions to view our business and operations as having a positive ESG profile. Increasing attention to societal expectations regarding climate change, human rights, and other ESG topics may require us to make certain changes to our business operations to satisfy the expectations of customers and financial institutions. For example, we may be required to procure from or invest in companies in the business of producing and selling “green” hydrogen on terms that are not economical to meet customer expectations, which could adversely impact our financial results of operations. Similarly, we rely on a global supply chain. Managing that supply chain for ESG risks could require us to incur substantial costs and, if any risks are identified, incur further costs to remedy issues or locate alternative suppliers, which either may not exist or may be unwilling or unable to supply us. Additionally, our customers may be driven to purchase our vehicles due to their own sustainability or ESG commitments, which may entail holding their suppliers – including us – to ESG standards that go beyond compliance with laws and regulations or our ability or willingness to comply with such standards. Failure to maintain operations that align with such “beyond compliance” standards may cause potential customers to not do business with us or otherwise hurt demand for our products. These and other ESG concerns could adversely affect our business, prospects, financial condition and operating results.
Our business may be subject to risks associated with construction, cost overruns and delays, and other contingencies that may arise while constructing or servicing hydrogen infrastructure or refueling stations for certain customers, and such risks may increase in the future as we expand the scope of such services.
We expect to construct and service, or invest in the construction and servicing, of hydrogen infrastructure and refueling stations at certain customer sites and elsewhere. We expect such construction and servicing at customer sites and elsewhere to be subject to oversight and regulation in accordance with state and local laws and ordinances relating to building codes, accessibility requirements, safety, environmental protection and related matters, and to require various local and other governmental approvals and permits that may vary by jurisdiction. All of the above may cause delays or cost-overruns or prevent construction or servicing of hydrogen infrastructure and refueling stations. Meaningful delays or cost overruns, or the inability to construct or service hydrogen infrastructure or refueling stations at certain customer sites and elsewhere, could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we may undertake such construction or service through partners or contractors, which may require us, our partners, contractors, or customers to obtain licenses or permits, or require compliance with additional rules, working conditions and other union requirements, adding costs and complexity to a construction project. If we, our partners or contractors are unable to provide timely, thorough, and quality construction-related services, our customers could fall behind with their schedules leading to liability to us or cause customers to become dissatisfied with the hydrogen solutions we offer.
We depend upon key personnel and will need to hire and train additional personnel.
Our success depends on the continuing services of key employees. We believe the depth and quality of the experience of our management team in the hydrogen fuel cell and commercial vehicle industries is a key to our ability to be successful. The loss of any of these individuals could have a material adverse effect on our business, prospects, financial condition and operating results. Additionally, the success of our operations will largely depend upon our ability to successfully attract and retain competent and qualified key management personnel in the countries where we operate. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for us. The challenge will be exacerbated for us as we attempt to transition from limited production of units deployed for technology validation to production for operational fleet validation to, ultimately, volume production and sales to support full fleet conversions under the unforeseeable business conditions which continue to evolve as a result of the impact of
COVID-19.
In the event that our employees seek to join a labor union, higher employee costs and increased risk of work stoppages or strikes could result. We may also directly or indirectly depend upon other companies with unionized workforces, including suppliers, and work stoppages or strikes with respect to those companies could have a material adverse impact on our business, financial condition, or results. Our inability to attract and retain key personnel in a timely and cost-effective
manner could have a material adverse effect on our business, prospects, financial condition and operating results.
We intend to hire additional personnel, including design and manufacturing personnel and service technicians, to support the manufacture, sale and service of our vehicles. Because our vehicles are based on a different technology platform than for traditional ICE vehicles, individuals with sufficient training in alternative fuel vehicles and FCEVs may not be available to hire, and we expect intense competition for employees with such skills and experience. Consequently, we may not be successful in attracting and retaining employees with such skills and experience, and as a result, our business, prospects, financial condition, and operating results could be materially adversely affected.
We currently face and will continue to face significant competition and many of our current and future competitors have or will have significantly more resources.
We face intense competition as we aim to replace existing commercial transportation solutions with our hydrogen-powered FCEVs and hydrogen fuel cell systems. We expect to face increasing competition both from current transportation options and improvements to current transport options as well as from new alternative energy solutions, including BEVs. Each of our target markets is currently serviced by existing manufacturers with existing customers and suppliers. These manufacturers generally use proven and widely accepted technologies such as ICE and batteries. Competitors are working on developing technologies in each of our targeted markets. Many of our current and potential future competitors have or will have greater financial, technical, manufacturing, marketing and other resources than we do. They may be able to deploy greater resources and more quickly to design, develop, manufacture, distribute, promote, sell, market and support their alternative transport programs. Additionally, our competitors may also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other resources than we do. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. If we do not compete effectively, our competitive positioning and operating results will be harmed. We expect competition in our industry to intensify from our existing and future competitors in the future in light of increased demand and regulatory push for vehicles powered by renewable energy sources.
Until we complete our hydrogen fuel cell production facilities, which may be delayed or not occur at all, we are dependent and expect to remain dependent on Horizon as a single source supplier of our hydrogen fuel cell systems, and the inability of Horizon to deliver such fuel cell systems at prices, volumes, and specifications acceptable to us could have a material adverse effect on our business, prospects, financial condition and operating results.
We currently rely and expect to rely until completion of our hydrogen fuel cell manufacturing facilities solely on Horizon as a single source supplier of our hydrogen fuel cell systems. Even if we complete our manufacturing facilities, we expect to continue to rely on Horizon for supply of hydrogen fuel cell systems for deliveries in China. Horizon may not be able to meet our product specifications and performance characteristics or our desired specifications, performance and pricing, which could impact our ability to achieve our product specifications, performance characteristics and target pricing as well. We may be unable to obtain hydrogen fuel cell systems from Horizon or alternative suppliers at prices, volumes, and specifications acceptable to us, which could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, our pricing arrangements with Horizon may be subject to challenge by tax authorities in the U.S., Singapore, China, the Netherlands or elsewhere, and if our transfer pricing is challenged, we may be subject to fines, liability, potential double taxation or other sanctions by government bodies and our business could be adversely affected. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for such single source inputs, we may be unable to do so in the short term (or at all) at prices or quality levels that are favorable to us, which could have a material adverse effect on our business, prospects, financial condition and operating results.

We depend on third parties for the supply of components and the assembly of our hydrogen-powered commercial vehicles.
We depend on third party suppliers to provide components, including but not limited to glider kits and chassis, for our FCEVs. We also depend on third party assemblers to assemble our vehicles. To the extent that there are limitations on the availability of such components, either due to the unwillingness or inability of suppliers to produce and supply them to us or our assembly partners, or a change in governmental regulations or policies, we would need to develop capabilities in manufacturing such components or seek alternative suppliers, which may either not exist or if they do exist may be unwilling or unable to supply us. Either case could have a negative impact on our ability to sell our hydrogen-powered commercial vehicles at the prices, or achieve the margins, or in the timeframes that we anticipate.
Additionally, we depend on other partners to assemble vehicle components and our hydrogen fuel cell systems into our commercial vehicles in North America and may do so elsewhere as appropriate. Using a third-party for the integration, installation, and assembly of our commercial vehicles is subject to risks with respect to operations that are outside our control. We could experience delays if our partners do not meet agreed upon timelines or experience capacity constraints that make it impossible for us to fulfill purchase orders on time or at all. Our ability to build a premium brand could also be adversely affected by perceptions about the quality of our partners’ products. In addition, although we will oversee each step of the supply chain, including production, installation, and assembly, because we have no management control over, and therefore rely on, our partners to meet our quality standards, there can be no assurance that the final product will meet expected quality standards.
We may be unable to enter into new agreements or extend existing agreements with third-party suppliers and assemblers on terms and conditions acceptable to us and therefore may need to contract with other third parties or significantly add to our own manufacturing or assembly capacity. There can be no assurance that in such event we would be able to engage other third parties or establish or expand our own capabilities to meet our needs on acceptable terms or at all. The expense and time required to complete any transition, and to assure that our commercial vehicles assembled at facilities of new partners comply with our quality standards and regulatory requirements, may be greater than anticipated. Any of the foregoing could adversely affect our business, prospects, financial condition and operating results.
We may not succeed in investing in hydrogen production, distribution and refueling operations critical to supplying our customers with hydrogen to operate our FCEVs either, at all or in part, and/or at the cost required to achieve total cost of ownership for potential Hyzon FCEV customers to drive their purchases of Hyzon FCEV trucks.
As a key component of our business model, we intend to invest in hydrogen production, distribution, and refueling centers. We may include the cost of hydrogen in the purchase price of our trucks. The availability of clean hydrogen at a cost competitive with diesel fuel with supporting hydrogen distribution and refueling infrastructure available in proximity of Hyzon customer fleets is vital to adoption of Hyzon FCEV trucks and the success of our business. There are many risks to our and other market participants’ ability to bring this required infrastructure and hydrogen supply online at the cost, timing, and availability required to support Hyzon’s fleet deployments. These risks include, but are not limited to, the possibility that Hyzon’s hydrogen production partners are unable to produce hydrogen at the quantity, quality, carbon intensity, and/or cost required, or that those production plants are delayed or not built at all, which could be caused by a number of factors including partner liquidity, construction market and execution risk, and quality of construction / installation. The availability and cost of hydrogen production feedstock such as solid waste, biomass, and natural gas / renewable natural gas is also a risk to sustainable hydrogen production for Hyzon fleets. Additionally, Hyzon’s ability to fund projects to establish the cost structure required for fleet total cost of ownership to drive FCEV truck purchases presents a risk that would be increased if other capital demands or cost increases to Hyzon absorb the capital allocated for hydrogen production investments. Finally, if an applicable Low Carbon Fuel Standard or other subsidy upon which the hydrogen production economics are dependent in the near-term are reduced, modified or eliminated, or Hyzon and its partners are unable to secure such subsidies, the hydrogen cost to fleets may not support conversion at the total cost of ownership realized.

As an example, the first such Raven SR hydrogen production hub is being built in Richmond, California. There is no guarantee that Raven SR, in conjunction with the site operator of this first hub, will be able to meet the development timeline with regard to the production hub or successfully produce hydrogen at scale. To the extent we are unable to produce or obtain the hydrogen or to obtain hydrogen at favorable prices for this or any other hub in which we invest, we may be unable to establish these production and distribution centers and severely limit our ability to sell our FCEVs or, if we are still able to establish these centers, we may be forced to sell hydrogen at a loss to maintain our commitments. We believe that this hydrogen incentive will be a significant driver for purchases of our FCEVs and therefore, the failure to identify and invest in these hydrogen centers in accordance with our expectations would materially adversely affect our business.
Trade policies, treaties and tariffs, and the present conflict between Russia and Ukraine could have a material adverse effect on our business.
We operate a global supply chain and depend on the availability of raw materials and components for our vehicles, including electrical components common in the semiconductor and commercial truck industries. Current uncertainty about the future relationship between the U.S. and certain countries, most significantly Russia and China, with respect to human rights, international affairs, environmental and trade policies, treaties, tariffs and taxes, may pose significant risks to our business.
The current U.S. presidential administration and U.S. Congress have made various changes to policies from past U.S. presidential administrations, and future changes could occur. Any such changes could have a material effect on global economic conditions and the stability of global financial markets, and could significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. These uncertainties include: (i) economic sanctions and embargos that could lead to major disruptions in markets for energy, goods and services; (ii) an increase in the inflation rate, making the prices of components and materials we purchase more expensive; (iii) the possibility of altering the existing tariffs or penalties on products manufactured outside the U.S., including the U.S. government’s 25% tariff on a range of products from China; (iv) the effects stemming from the removal of such previously imposed tariffs; (v) subsequent tariffs imposed by the U.S. on any other U.S. trading partner such as China and Russia; and (vi) potential tariffs imposed by trading partners on U.S. goods. Any of the foregoing actions could increase our costs, which could have a material negative impact on our business.
We cannot predict whether, and to what extent, there may be changes to international trade agreements or whether quotas, duties, tariffs, exchange controls or other restrictions on our products will be changed or imposed. Additionally, an open conflict or war across any region such as that presently being conducted by Russia against the people of Ukraine could affect our ability to obtain raw materials. The current military conflict between Russia and Ukraine, and related sanctions, export controls or other actions that may be initiated by private companies, and institutions, as well as nations including the U.S., the European Union or Russia, could adversely affect our business and/or our supply chain or our business partners or customers in other countries beyond Russia and Ukraine. Although we currently maintain alternative sources for raw materials, if we are unable to source our products from the countries where we wish to purchase them, either because of the occurrence or threat of wars or other conflicts, regulatory changes or for any other reason, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition and results of operations. disruptions in the supply of raw materials and components could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices to obtain these raw materials or components from other sources, which could have a material adverse effect on our business and our results of operations.

We depend upon our relationship with our shareholder Horizon and Horizon’s subsidiaries, including in respect of the Horizon Supply Agreement and the Horizon IP Agreement.
Hyzon is currently majority owned by Singapore incorporated Hymas Pte Ltd (“Hymas”), which is majority but indirectly controlled by Horizon. We depend on agreements entered into with Horizon’s subsidiaries, including those for supply of hydrogen fuel cell systems and for joint ownership and licenses of certain intellectual property. Such intellectual property may be difficult to enforce if Horizon’s subsidiaries refuse to join in our enforcement actions, and the nature of our rights in such intellectual property may restrict us from expanding our business with additional product lines and commercialization opportunities.
Additionally, although we have endeavored to enter into agreements with Horizon and its affiliates on market terms, including the Intellectual Property Agreement (the “Horizon IP Agreement”), dated January 12, 2021, between Jiangsu Qingneng New Energy Technologies Co., Ltd. and Shanghai Qingneng Horizon New Energy Ltd. (together, “JS Horizon”) and Hyzon, and the Framework Supply Contract Template (the “Horizon Supply Agreement”), dated January 7, 2021, between Jiangsu Qingneng New Energy Technologies Co. Ltd. and Hyzon, our agreements with Horizon and its affiliates may not reflect terms that would have resulted from arm’s-length
negotiations with unaffiliated third parties. If such arrangements are considered unenforceable or otherwise impermissible, we may be subject to fines, liability, tax penalties or sanctions by courts or other government bodies. Please see the section entitled “
Business – Key Agreements
” and “
Business – Intellectual Property
” for additional information concerning our agreements with Horizon and its affiliates.
Additionally, our relationship with Horizon may be interrupted or deteriorate, and Horizon or its subsidiaries may delay performance of or breach obligations to us under such arrangements, which could materially adversely affect our business, prospects, financial condition and operating results. Under the Horizon IP Agreement, JS Horizon assigned to Hyzon a joint ownership interest in certain intellectual property rights owned by JS Horizon relating to fuel cell technologies and mobility products, and each of Hyzon and JS Horizon granted to the other exclusive rights to use such jointly owned intellectual property rights within such other party’s field of use, as well as certain rights in improvements made in the future with respect thereto. Our field of use under the Horizon IP Agreement includes the manufacture, commercialization and other exploitation of mobility products throughout the world, as well as fuel cells designed for use in mobility products commercialized outside of identified countries in Asia, Africa, and South America. JS Horizon’s field of use under the Horizon IP Agreement includes the manufacture, commercialization and other exploitation throughout the world of fuel cells not designed for use in mobility products, as well as fuel cells designed for use in mobility products commercialized within identified countries in Asia, Africa, and South America. Any of the above could materially adversely affect our business, prospects, financial condition and operating results.
We may be unable to expand on our intellectual property portfolio or otherwise develop the technology needed to operate our business.
A portion of the intellectual property that we own was assigned to us by JS Horizon pursuant to the Horizon IP Agreement. Some of the technology based on this intellectual property is in the early stages of development and it is possible that we will be unable to successfully build on the portfolio of intellectual property that was assigned to us by JS Horizon. Our ability to refine and grow our portfolio of intellectual property and technology depends on many factors, including our ability to attract and retain a skilled technical workforce and our ability to devote sufficient resources to research and development efforts. Our failure to continue development of our intellectual property and technology portfolio could materially adversely affect our business, prospects, financial condition and operating results.
Certain of our directors, officers, and employees are now affiliated with Horizon, which is engaged in business activities similar to ours, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
We intend to produce hydrogen-powered commercial vehicles and hydrogen fuel cell systems. Horizon engages in a similar business and may compete for the sale of hydrogen fuel cell systems in certain territories with us.

Certain of our directors, officers, employees, contractors and consultants are affiliated with Horizon. In particular, George Gu, the Executive Chairman of our Board, also serves as the Chairman of the Board of Horizon. Craig Knight and Viktor Meng also serve on both our Board and the Board of Horizon. In addition, certain directors, officers, employees, contractors, and consultants hold or will hold stock in both Hyzon and Horizon and its affiliates. Further, by virtue of its control of Hymas, Horizon currently has control over a majority of Hyzon’s voting stock. As a result, our directors, officers, and employees could have conflicts of interest, including in respect of our contractual relationships with Horizon, and decisions of whether to present business opportunities to us or to Horizon. These conflicts may not be resolved in our favor, which may result in the terms of our contractual relationships with Horizon or its subsidiaries being not as advantageous to us as they would be absent any conflicts of interest, management spending less time on our business than they would absent any conflicts of interest, or potential business opportunities being presented to Horizon instead of us. We have adopted our Related Party Transactions and Code of Business Conduct Ethics Policies which apply to certain related person transactions and can be found on the investor relations page of our website at www.hyzonmotors.com. These policies are subject to the review by our Board and Audit Committee. We have included our reference to our website address only as an inactive textual reference and do not intend it to be an active link to our website.
We face risks related to health epidemics, including the ongoing
COVID-19
pandemic, which could have a material adverse effect on our business and results of operations.
Our business and results of operations have been and are expected to continue to be adversely affected by the
COVID-19
pandemic and related governmental responses, which have caused a material adverse effect on the level of economic activity around the world, including in the markets we serve. The governmental responses being implemented to contain the outbreak of
COVID-19
or its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which have changed frequently and have varied between across U.S. states and localities and many countries, have limited and may limit in the future our ability to meet with potential customers or affect the ability of our personnel, suppliers, and partners to operate in the ordinary course. While national and local governments in locations in which we and our key suppliers operate have recently begun to relax restrictions on business operations, the global outlook continues to remain uncertain due to a variety of factors including the Omicron variant and the potential emergence of additional variants, supply chain disruptions, labor shortages and inflation, and the impacts of the
COVID-19
pandemic may continue even after the outbreak has subsided and containment measures are lifted. Additionally, the imposition of workplace vaccine mandates or testing requirements may adversely affect our ability to attract or retain talent. The extent to which the
COVID-19
pandemic impacts us will depend on future developments, including the emergence of new variants, the adoption and effectiveness of vaccines, the availability and effectiveness of treatments and the possible imposition of further containment measures, which are highly uncertain and cannot be predicted. If the financial markets or the overall economy are impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected.
We have identified a material weakness in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences. Additionally, failure to timely implement and maintain adequate financial, information technology and management processes, controls and procedures could result in further material weaknesses which could lead to errors in our financial reporting and adversely affect our business.
We are subject to the SEC’s internal control over financial reporting requirements and may become subject to the auditor attestation requirements as of the end of the 2022 fiscal year. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of December 31, 2021, as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal controls over financial reporting for our business post-Business Combination has required and will continue to require significant time and resources from management and other personnel.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.
We identified and previously reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2021, a material weakness in our internal control over financial reporting. Specifically, due to our size and limited operating history, particularly prior to the Business Combination, we did not have sufficient financial reporting resources and personnel necessary to ensure the appropriate segregation of duties and effective review procedures with respect to the processing and recording of financial transactions, as well as an appropriate level of control oversight over the financial statement reporting process. We have concluded that the material weakness in internal control over financial reporting remained as of December 31, 2021, and we continue to work to remediate.
The measures we have taken and continue to take to remediate the identified material weakness, include: (i) the hiring of additional finance and accounting personnel over time to augment our accounting staff and to provide more resources for complex accounting matters and financial reporting; (ii) further developing and implementing formal policies, processes and documentation procedures relating to our financial reporting and consulting with accounting experts; and (iii) the implementation of new technological solutions. We intend to continue to take steps to remediate the material weakness described above and further evolve our accounting processes.
The actions we are taking are subject to ongoing executive management review and are also subject to audit committee oversight. To date, we have hired additional financial and accounting personnel with technical accounting experience and are in the process of implementing new technology solutions to assist with our financial reporting process. We are still executing an assessment to identify process design gaps and implementing additional controls to mitigate segregation of duty risk. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. If we are unable to successfully remediate the material weakness, or if in the future, we identify further material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated, and we may be delayed in filing required periodic reports.
Our private placement warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
We classify our private placement warrants as derivative liabilities measured at fair value, with changes in fair value reported in our Consolidated Statements of Operations and Comprehensive Loss for each reporting period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our private placement warrants each reporting period and that the amount of such gains or losses could be material.

There are inherent limitations in all control systems, and misstatements due to error or fraud that could seriously harm our business may occur and not be detected.
Our management does not expect that our internal and disclosure controls will prevent all possible errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, an evaluation of controls can only provide reasonable assurance that all material control issues and instances of fraud, if any, in Hyzon have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by the individual acts of some persons or by collusion of two or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of inherent limitations in a cost-effective
control system, misstatements due to error or fraud may occur and not be detected. A failure of our controls and procedures to detect error or fraud could seriously harm our business and results of operations.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, or from individuals within our organization, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents or thefts of our trade secrets or other proprietary and confidential information consistent with applicable laws and regulations protecting individual privacy rights. Such privacy laws and regulations can and do impose potentially significant fines and penalties for not adequately protecting individuals’ personal information, as well as subject us to potential litigation. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and results of operations, lead to financial loss, and subject us to substantial and costly litigation.
We may face legal challenges and other resistance attempting to sell our vehicles which could materially adversely affect our sales and costs.
To date, our sales of our FCEVs have been made directly to our customers. In the U.S., we have not yet sold FCEVs. Our FCEV sales plan in the U.S. includes both direct sales to end customers, as well as sales through dealers and distributors. In the U.S., most states require a license to sell motor vehicles (including commercial vehicles like ours) within the state. Some states prohibit manufacturers from selling motor vehicles directly to customers. In other states, manufacturers must operate a physical dealership within the state to deliver vehicles to customers. Individual state law may dictate our available sales path to market. We may not be able to sell directly to customers in each state. We may also be unsuccessful in attracting dealers and distributors to carry our brand, which could pose not only sales risk but also limit our ability to service and support our customers.
We are currently not registered as a dealer in any state. In states where we may seek to sell vehicles directly to customers, there is uncertainty as to whether, as a manufacturer, we will be able to sell and deliver vehicles directly to customers, as well as service those vehicles. For customers residing in states where we will not be allowed to sell or deliver vehicles, we may have to arrange alternate methods of delivery of vehicles. These methods may include delivering vehicles to adjacent or nearby states in which we are allowed to directly sell and ship vehicles and arranging for the customer to transport the vehicles to their home states. These workarounds could add significant complexity to our business model and could materially adversely affect our sales and profitability. For more information see the risk factors described in the section entitled “
Risks Related to Litigation and Regulation
” below.

We do not currently have any leasing arrangements finalized to offer our customers financing, but we may offer a bundled lease option or other alternative structure to customers which would expose us to credit risk.
We currently do not have in place a relationship with a third party lessor to provide lease financing to our customers. While we currently intend to offer bundled leasing of our vehicles or other financing structures to potential customers through a third-party financing partner, we have no assurance that a third-party financing partner will be able or willing to provide the leasing services on terms acceptable to us and end customers, or to provide financing at all. Furthermore, offering leasing to customers may expose us to risks commonly associated with the extension of credit. Credit risk is the potential loss that may arise from any failure in the ability or willingness of the customer to fulfil its contractual obligations – including payment – when they fall due. The longer we may finance customers, the more working capital we will consume. Competitive pressure and challenging markets may increase credit risk through leases to financially weak customers, extended payment terms and leases into new and immature markets. This could have a material adverse effect on our business, prospects, financial results, cash flow and results of operations.
If our vehicles fail to perform as expected, our ability to develop, market and sell or lease our alternative fuel and electric vehicles could be harmed.
Our vehicles may contain defects in design and manufacture that may cause them not to perform as expected or may require repair. We currently have no frame of reference to evaluate the performance of our vehicles upon which our business prospects depend. For example, our vehicles will use a substantial amount of software to operate which will require modification and updates over the life of the vehicle. Software products are inherently complex and often contain defects and errors when first introduced. We have limited experience in writing such software.
There can be no assurance that we will be able to detect and fix any defects in our vehicles’ hardware or software prior to commencing customer sales or post sale. We may experience recalls in the future, which could adversely affect our brand in our target markets and could adversely affect our business, prospects, and results of operations. Our vehicles may not perform consistent with our warranty, customers’ expectations or consistent with other vehicles which may become available. Any product defects or any other failure of our trucks to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results, and prospects
We have limited experience servicing our vehicles. If we are unable to address the service requirements of our customers, our business will be materially and adversely affected.
Because we have had limited production and sales of our vehicles, we have little-to-no
experience servicing or repairing our vehicles. Servicing alternative fuel and electric vehicles is different than servicing vehicles with ICE and requires specialized skills, including high voltage training and servicing techniques. We may decide to partner with a third party to perform some or all of the maintenance on our trucks, and there can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party provider. Even if we do enter into contractual arrangements with third party service or repair providers, there is no assurance that such providers will have the skills, knowledge, and experience necessary to service our vehicles. If we cannot satisfactorily service or repair our vehicles as determined by our customers (many of whom will rely on our vehicle for mission critical operations), our customers, our business and prospects will be materially and adversely affected.
In addition, the motor vehicle industry laws in many states require that service facilities be available to service vehicles physically sold from locations in the state. While we anticipate developing a service program that would satisfy regulators in these circumstances, the specifics of our service program are still in development and may need to be restructured to comply with state law, which may impact our business, financial condition, operating results, and prospects.

Insufficient warranty reserves to cover future warranty claims could materially adversely affect our business, prospects, financial condition, and operating results.
We will maintain warranty reserves to cover warranty-related claims associated with our vehicles. We will be liable for warranty claims for our vehicle because the work we perform on vehicles we purchase from OEMs to retrofit them with our fuel cell propulsion systems and other components generally will void OEM warranties. If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition, and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims
Any unauthorized control or manipulation of our vehicles’ systems could result in loss of confidence in us and our vehicles and harm our business.
Our vehicles contain or are planned to contain complex information technology systems such as telematics and built-in
data connectivity to accept and install periodic remote
“over-the-air”
updates to improve or update functionality. We or our technology vendors have designed, implemented, and tested security measures intended to prevent unauthorized access to our information technology networks, our trucks and related systems. However, hackers may attempt to gain unauthorized access to modify, alter, and use such networks, vehicles, and systems to gain control of or to change our vehicles’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the vehicle. Future vulnerabilities could be identified and our efforts to remediate such vulnerabilities may not be successful. Any unauthorized access to or control of our vehicles or their systems, or any loss of customer data, could result in legal claims or proceedings. In addition, regardless of their veracity, reports of unauthorized access to our vehicles, systems, or data, as well as other factors that may result in the perception that our vehicles, systems, or data are capable of being “hacked,” could negatively affect our brand and harm our business, prospects, financial condition, and operating results.
Interruption or failure of our information technology and communications systems could impact our ability to effectively provide our services.
We plan to outfit our trucks with
in-vehicle
services and functionality, or “telematics” that utilize data connectivity to monitor performance and timely capture opportunities for cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems, which we have yet to develop. Our systems and those of any providers we may work with will be vulnerable to damage or interruption from, among others, fire, terrorist attacks, hackers, natural disasters, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. Data centers where we store our electronic data could also be subject to break-ins,
sabotage and intentional acts of vandalism causing potential disruptions. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our data centers could result in lengthy interruptions in our service. In addition, our trucks are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in our business or the failure of our systems.
Unfavorable publicity, including related to adverse financial reports, regulatory investigations or litigation, or a failure to respond effectively to adverse publicity, could harm our reputation and adversely affect our business.
As an early stage, publicly traded company, maintaining and enhancing our brand and reputation is critical to our ability to attract and retain employees, partners, customers, and investors, and to mitigate legislative or regulatory scrutiny, litigation, and government investigations.

Negative publicity has adversely affected our brand and reputation and our stock price. Negative publicity may result from allegations of fraud, improper business practices, employee misconduct, unfair employment practices, information technology breaches or failures or any other matters that could give rise to litigation and/or governmental investigations. Adverse publicity and its effect on overall public perceptions of our brand, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.
On September 28, 2021, Blue Orca Capital issued a report indicating that it had taken a short position in the Company’s stock and making various allegations about the Company’s business, including allegations about the nature and viability of the Company’s potential customers, the accuracy of the Company’s disclosures and the Company’s financial projections. Following that report, the Company and certain of its officers and directors were named in various putative class action securities lawsuits, and the Company’s directors and certain former directors of DCRB also were named in separate shareholder derivative lawsuits. On January 12, 2022, the Company announced that it had received a subpoena from the SEC for production of documents and information, including documents and information related to the allegations made in the report issued by Blue Orca Capital, and that the Company was cooperating with the SEC. Because of these events, certain of the Company’s potential suppliers and partners indicated that they were suspending negotiations with us concerning supplying us with key components necessary to produce our vehicles. The Company has strongly rejected Blue Orca’s claims, and will aggressively defend against the resulting litigation. The negative publicity stemming from this article has adversely affected our brand and reputation as well as our stock price which makes it more difficult for us to attract and retain employees, partners and customers, reduces confidence in our products and services, harms investor confidence and the market price of our securities, invites legislative and regulatory scrutiny, and has resulted in litigation and governmental investigations As a result, customers, potential customers, partners and potential partners have failed to award us additional business or cancelled or sought to cancel existing contracts or otherwise, directed or may direct future business to our competitors, and may in the future take similar actions, and investors may invest in our competitors instead of us. See Legal Proceedings in Note 14, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report on Form
10-K
and incorporated herein by reference.
The successful rehabilitation of our brand will depend largely on regaining and maintaining a good reputation, meeting our vehicle commercialization schedules, satisfying the requirements of customers, meeting our fueling commitments under our future bundled lease arrangements or other customer arrangements, maintaining a high quality of service under our future bundled lease arrangements, improving our compliance programs, and continuing our marketing and public relations efforts. We’ve incurred expenses related to our brand promotion, reputation building, and media strategies and our efforts may not be successful. We anticipate that other competitors and potential competitors will expand their offerings, which will make maintaining and enhancing our reputation and brand increasingly more difficult and expensive. If we fail to successfully rehabilitate our brand in the current or future competitive environment or if events similar to the negative publicity occur in the future, our brand and reputation would be further damaged and our business may suffer.
Although we maintain insurance for the disruption of our business and director and officer liability insurance, these insurance policies may not be sufficient to cover all our potential losses and may not continue to be available to us on acceptable terms, if at all.
Concentration of ownership among our majority shareholder, executive officers and directors and their affiliates may prevent new investors from influencing significant corporate decisions.
As of December 31, 2021, Hymas PTE Ltd, a subsidiary of Horizon Fuel Cell Technology PTE Ltd. beneficially owns, directly or indirectly, approximately 62.8% of our outstanding common stock, and our directors and executive officers as a group beneficially own approximately 6.6% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our second amended and restated certificate of incorporation, or our Certificate of Incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

Risks Related to Intellectual Property
We may need to defend ourselves against patent, copyright, trademark, trade secret or other intellectual property infringement or misappropriation claims, which may be time-consuming and cause us to incur substantial costs.
Companies, organizations or individuals, including our competitors, may own or obtain patents, copyrights, trademarks, trade secrets or other intellectual property or proprietary rights (collectively, “IP”) that would prevent or limit our ability to manufacture or sell our hydrogen-powered commercial vehicles or hydrogen fuel cell systems, which could make it more difficult for us to operate our business. We may receive inquiries from IP owners inquiring whether we infringed upon or misappropriated their proprietary rights. Companies owning IP, including those relating to hydrogen-powered mobility products or hydrogen fuel cell technologies, may allege infringement or misappropriation of such rights. In response to a determination that we have infringed upon or misappropriated a third party’s IP, we may be required to do one or more of the following:

•	cease development, sales or use of our products that incorporate or are covered by the asserted IP;

•	pay substantial damages, including through indemnification obligations;

•	obtain a license from the owner of the asserted IP, which license may not be available on reasonable terms or at all; or

•	redesign one or more aspects of our hydrogen-powered commercial vehicles or hydrogen fuel cell systems.
A successful claim of infringement or misappropriation against us could materially adversely affect our business, prospects, financial condition and operating results. Any legal proceedings or claims, whether valid or invalid, could result in substantial costs and diversion of resources.
Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.
Our success depends on our ability to protect our IP, and the failure to adequately protect or enforce our IP could result in our competitors offering products similar to ours, which would adversely affect our business, prospects, financial condition and operating results. We will rely on a combination of patents, trade secrets (including know-how),
employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses, and other contractual rights to establish and protect our rights in our technology. The measures we take to protect our IP from infringement or misappropriation by others may not be effective for various reasons, including the following:

•	any patent applications we submit or currently have pending may not result in the issuance of patents;

•	the scope of our issued patents, including our patent claims, may not be broad enough to protect our proprietary rights;

•	our issued patents may be challenged or invalidated;

•	our employees, customers or business partners may breach their confidentiality, non-disclosure and non-use obligations to us;

•	We fail or are determined by a court of competent jurisdiction to have failed to make reasonable efforts to protect our trade secrets;

•	third parties may independently develop technologies that are the same or similar to ours;

•
we may not be successful in enforcing our IP portfolio against third parties who are infringing or misappropriating such IP, for a number of reasons, including substantive and procedural legal impediments;

•	our trademarks may not be valid or enforceable, and our efforts to police unauthorized use of our trademarks may be deemed insufficient to satisfy legal requirements throughout the world;

•	the costs associated with enforcing patents, confidentiality and invention agreements or other IP may make enforcement impracticable; and

•	current and future competitors may circumvent or design around our IP.

Additionally, IP laws vary throughout the world. Some foreign countries do not protect IP to the same extent as do the laws of the U.S. Further, policing the unauthorized use of our IP in foreign jurisdictions may be difficult. Therefore, our IP may not be as strong and expansive, or as easily enforced, outside of the U.S.
Our patent applications may not issue or if issued, may not provide sufficient protection, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
We cannot be certain that we are the first inventor of the subject matter for which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has invented or filed a patent application with respect to the same subject matter as we have, we may not be entitled to the protection sought by our applicable patent applications. We also cannot be certain that all the claims included in a patent application will ultimately be allowed in the applicable issued patent. Further, the scope of protection provided by issued patent claims is often difficult to determine. Although we have filed and may continue to file provisional patent applications with the U.S. Patent and Trademark Office, we may not file a non-provisional
patent application within the required
one-year
time period, if at all, and that even if we do file a
non-provisional
application, there is no guarantee that a
non-provisional
patent will be issued. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, even if all our patent claims are allowed and cover their intended scope, our competitors may circumvent or design around our issued patents, which may adversely affect our business, prospects, financial condition and operating results.
Risks Related to the Hydrogen Fuel Cell Industry
Our hydrogen vehicles compete for market share with vehicles powered by other technologies that may prove to be more attractive to customers. Decreases in the price of gasoline and natural gas and the availability of alternative powered vehicles could delay or prevent transition to hydrogen vehicles.
Our hydrogen vehicles compete for market share with vehicles fueled by alternative energy sources. If alternative energy powered vehicles are available and the prices of alternative sources are lower than energy sources used by our products, offer greater efficiencies, greater reliability or otherwise benefit from other factors resulting in overall lower total cost of ownership, this could decrease incentives to transition to hydrogen vehicles, adversely impact sales of our products and affect the commercial success of our vehicles or make our vehicles uncompetitive or obsolete. Fuel prices, including volatility in the cost of diesel or a prolonged period of low gasoline and natural gas costs, could decrease incentives to transition to hydrogen vehicles. Moreover, there is no guarantee that commercial customers will prefer hydrogen vehicles over other zero-emissions
or
near-zero-emissions
vehicles, such as electric vehicles; to the extent that other zero-emissions
or
near-zero-emissions
vehicles have lower total costs of ownership or better sustainability profiles, it may adversely impact sales of our products or the commercial success of our vehicles.
Developments in alternative technology improvements in the ICE may adversely affect the demand for our trucks.
Developments in alternative technologies such as advanced diesel, ethanol, or compressed natural gas, or improvements in the fuel economy of the ICE, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Other fuels or sources of energy may emerge as customers’ preferred alternative to hydrogen-based solutions. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced FCEVs, which could result in the loss of competitiveness of our vehicles, decreased revenue, and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in alternative fuel and electric vehicle technology. As technologies change, we will be forced to upgrade or adapt our vehicles and increase investment in R&D.

Our products use flammable fuels, and some generate high voltages, which could subject our business to product safety, product liability, other claims, product recalls, or negative publicity.
High-voltage electricity poses potential shock hazards, and hydrogen is a flammable gas and therefore a potentially dangerous fuel. Any accidents involving or linked to, defects in design or manufacturing of, or any negative publicity surrounding hydrogen-powered vehicles, including those produced by us, or the production, transportation or use of hydrogen generally could materially impede our business. If any of our products are or are alleged to be defective in design or manufacturing or experience other failures, including with respect to the safety of hydrogen or the efficiency and performance of hydrogen fuel cells, we may be compelled to undertake product recalls or take other actions, which could adversely affect our business, prospects, operating results, reputation and financial condition. Insufficient warranty reserves to cover future warranty claims could adversely affect our business, prospects, financial condition and operating results. In addition, we may be held responsible for damages beyond the scope of our insurance coverage.
Risks Related to Litigation and Regulation
We operate in a highly regulated industry. The failure to comply with laws or regulations could subject us to significant regulatory risk, and changing laws and regulations and changing enforcement policies and priorities could adversely affect our business, prospects, financial condition and operating results.
The motor vehicle manufacturing and hydrogen industries in general are highly regulated in most countries, and if we fail to comply with national, federal, state and local laws, rules, regulations and guidance, including those related to hydrogen-powered vehicle safety and direct sales to customers as well as hydrogen production, storage and transportation, our business could be adversely affected. We will be subject to licensing and operational requirements that could result in substantial compliance costs, and our business would be adversely affected if our licenses are impaired. Litigation, regulatory actions and compliance issues, including in respect of antitrust and competition laws as applied to our relationships with Horizon and Hyzon Europe, could subject us to revocation of licenses, significant fines, penalties, judgments, remediation costs, negative publicity and reputational harm, and requirements resulting in increased expenses. Our operations and products are also subject to numerous stringent environmental laws and regulations, including those governing the generation, use, handling, storage, disposal, and transport of hazardous substances and wastes. These laws may require us or others in our value chain to obtain permits and comply with various restrictions and obligations that may have material effects on our operations. If key permits and approvals cannot be obtained on acceptable terms, or if other operational requirements cannot be met in a manner satisfactory for our operations or on a timeline that meets our commercial obligations, it may adversely impact our business. In addition, laws, regulations and rules relating to privacy, information security, and data protection could increase our costs, affect or limit how we collect and use personal information, and adversely affect our business opportunities. The ongoing costs of complying with such laws, regulations and rules could be significant.
Additionally, all of these laws and regulations may be subject to change or changes in enforcement policies or priorities, including from changes that may result from changes in the political landscape and changing technologies. Future legislation and regulations, changes to existing laws and regulations, or interpretations thereof, or changes in enforcement policies or priorities, could require significant management attention and cause additional expenditures, restrictions, and delays in connection with our operations as well as other future projects.

We depend on global customers and suppliers, and adverse changes in governmental policy or trade regimes could significantly impact the competitiveness of our products.
We source components from suppliers and sells our products around the world, including sourcing hydrogen fuel cell systems from Horizon in China. There is significant uncertainty about the future relationship between the U.S. and various other countries, particularly China, with respect to trade policies, treaties, government regulations, tariffs, customs regulations, price or exchange controls, or preferences in foreign nations of domestically manufactured products. Changes in such government policy, including any changes to existing trade agreements, international trade relations between countries in which we or our suppliers or partners have business operations or our target markets, regulatory requirements, or the availability of tax and other governmental incentives, including those promoting fuel efficiency and alternate forms of energy, may have an adverse effect on us. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development or investment in the territories and countries where we sell our products, source our supplies or currently operate or may in the future operate, and any resulting negative sentiments towards the U.S. as a result of such changes, may have an adverse effect on our business, financial condition or results of operations.
We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries.
We are subject to, and may become a party to, a variety of litigation, other claims, suits, regulatory actions and government investigations and inquiries. For example, between September 30, 2021 and November 15, 2021, three related putative securities class action lawsuits were filed in the U.S. District Court for the Western District of New York against the Company, certain of the Company’s current officers and directors and certain officers and directors of DCRB: (Kauffmann v. Hyzon Motors Inc., et al. (No. 21-cv-06612-CJS), Brennan v. Hyzon Motors Inc., et al. (No. 21-cv-06636-CJS), and Miller v. Hyzon Motors Inc. et al. (No. 21-cv-06695-CJS)), asserting violations of federal securities laws. The complaints generally allege that the Company and individual defendants made materially false and misleading statements relating to the nature of the Company’s customer contracts, vehicle orders, and sales and earnings projections, based on allegations in a report released on September 28, 2021, by Blue Orca Capital, an investment firm that indicated that it held a short position in our stock and which has made numerous allegations about the Company. These lawsuits have been consolidated under the caption In re Hyzon Motors Inc. Securities Litigation (Case No. 6:21-cv-06612-CJS-MWP), and on March 21, 2022, the court-appointed lead plaintiff filed a consolidated amended complaint seeking monetary damages.
Between December 16, 2021 and January 14, 2022, three related shareholder derivative lawsuits were filed in the U.S. District Court for the Western District of New York: (Lee v. Anderson et al. (No. 21-cv-06744-CJS); Révész v. Anderson et al. (No. 22-cv-06012-CJS); and Shorab v. Anderson et al. (No. 22-cv-06023-CJS)). On February 2, 2022, a similar shareholder derivative lawsuit was filed in the U.S. District Court for the District of Delaware (Yellets v. Gu et al. (No. 22-cv-00156), and on February 3, 2022, another similar shareholder derivative lawsuit was filed in the Supreme Court of the State of New York, Kings County (Ruddiman v. Anderson et al. (No. 503402/2022)). These lawsuits name as defendants the Company’s current directors and certain former directors of DCRB, along with the Company as a nominal defendant, and generally allege that the individual defendants breached their fiduciary duties by making or failing to prevent the misrepresentations alleged in the consolidated securities class action, and assert claims for violations of federal securities laws, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These lawsuits generally seek equitable relief and monetary damages.
On March 18, 2022, a putative class action complaint, Malork v. Anderson et al. (C.A. No. 2022-0260-KSJM), was filed in the Delaware Court of Chancery against certain officers and directors of DCRB, DCRB’s sponsor, and certain investors in DCRB’s sponsor, alleging that the director defendants and controlling shareholders of DCRB’s sponsor breached their fiduciary duties in connection with the merger between DCRB and Legacy Hyzon. The complaint seeks equitable relief and monetary damages.

Between January 26, 2022 and March 28, 2022, Hyzon received four demands for books and records pursuant to Section 220 of the Delaware General Corporation Law from stockholders who state they are investigating whether to file similar derivative or stockholder lawsuits, among other purposes. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.
On January 12, 2022, the Company announced that it had received a subpoena from the SEC for production of documents and information, including documents and information related to the allegations made in the September 28, 2021 report issued by Blue Orca Capital. The Company is cooperating with the SEC.
The outcome of litigation and other legal proceedings, including the other claims described under Legal Proceedings in Note 14, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference, are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future.
We are subject to data privacy and security laws, regulations, standards, policies, and contractual obligations that may extend to our vehicles, and any actual or perceived failure to comply with such obligations could harm our reputation and brand, subject us to significant fines and liabilities, or otherwise affect our business.
In the course of our operations, we may collect, use, store, disclose, transfer and otherwise process personal information from our customers employees and third parties with whom we conduct business, including names, accounts, user IDs and passwords, and payment or transaction related information. Additionally, we intend to use our vehicles’ electronic systems to log information about each vehicle’s use to aid us in vehicle diagnostics, repair and maintenance. Our customers may object to our use of this data, which may increase our vehicle maintenance costs and harm our business prospects. Furthermore, possession and use of our customers’ information in conducting our business may subject us to legislative and regulatory burdens in the U.S., the European Union, Australia, China, and other countries that could require notification of data breaches, restrict our use of such information and hinder our ability to acquire new customers or market to existing customers.
Non-compliance
or a major breach of our network security and systems could have serious negative consequences for our business and future prospects, including both civil and criminal liability, possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand.    We are subject to or affected by a number of federal, state, local and international laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information including that of our employees, customers and other third parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations.
The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. The European Union adopted the General Data Protection Regulation, or GDPR, which became effective in May 2018, and California adopted the California Consumer Privacy Act of 2018, or CCPA, which became effective in January 2020; both impose additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is collected. Compliance with existing, proposed and recently enacted laws and regulations (including implementation of the privacy and process enhancements called for under the GDPR and CCPA) can be costly, and any failure to comply with these regulatory standards could subject us to legal and reputational risks.

The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California consumers. The CCPA includes a framework with potentially severe statutory damages for violations and a private right of action for certain data breaches. The CCPA requires covered businesses to provide California consumers with new privacy-related disclosures and new ways to opt-out
of certain uses and disclosures of personal information. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Effective January 1, 2023, the California Privacy Rights Act, or CPRA, will significantly modify the CCPA, including by expanding California consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.
Other states have begun to propose similar laws. Compliance with applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations, which could cause us to incur substantial costs or require us to change our business practices, including our data practices, in a manner adverse to our business. Certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation and application. Failure to comply with applicable laws or regulations or to secure personal information could result in investigations, enforcement actions and other proceedings against us, which could result in substantial fines, damages, and other liability as well as damage to our reputation and credibility, which could have a negative impact on revenues and profits.
China enacted the Personal Information Protection Law (or “PIPL”) in August 2021 that went into effect November 2021. PIPL imposes strict restrictions on the data collection and transfer of personal information both within and without China. Similar in many respects to GDPR in the European Union, PIPL affords data subjects notice and the right to consent (or not) the collection and use of personal information. While Hyzon has operations and employees in China, PIPL restricts the sharing of Hyzon’s China employees with our U.S-based human resources organization unless the information is anonymized or we receive employee consent. Such restrictions may result in increased costs of operating our business.
We post public privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, contractors, service providers, vendors or other third parties fail to comply with our published policies and documentation. Such failures could carry similar consequences or subject us to potential local, state, and federal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices could, even if we are not found liable, be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and other third parties of security breaches involving certain types of data. Such laws may be inconsistent or may change or additional laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, penalties or fines, litigation and our customers losing confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach. Any of the foregoing could materially adversely affect our business, prospects, operating results, and financial condition.

Risk Factors Relating to Our Securities
Sales of a substantial number of our securities in the public market, including those issued upon exercise of warrants, could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of the Class A Common Stock and the warrants.
As of December 31, 2021, we had outstanding 247,758,412 shares of our Class A Common Stock and warrants to purchase 19,300,742 shares of our Class A Common Stock. In addition, an aggregate of 44,056,301- shares of Class A Common Stock are subject to outstanding awards or available for future issuance under Hyzon’s 2021 Equity Incentive Plan.
On February 8, 2021, certain stockholders of Legacy Hyzon, collectively holding 92,775,000 shares of Legacy Hyzon Common Stock or securities convertible into shares of Legacy Hyzon Common Stock, entered into an agreement with DCRB and Legacy Hyzon (the
“Lock-Up
Agreement”) pursuant to which they agreed, following the Closing Date, not to transfer any shares of Class A Common Stock issued or issuable upon the exercise of any warrant or other right to acquire shares of such Class A Common Stock beneficially owned or otherwise held by such stockholders for six months following the Closing Date. This lock-up
period expired in January 2022, and the shares held by the parties to the
Lock-Up
Agreement are no longer under these contractual restrictions.
In connection with the Closing, that certain Registration Rights Agreement dated October 19, 2020 (the “IPO Registration Rights Agreement”) was amended and restated and the Company entered into the amended and restated IPO Registration Rights Agreement (the “A&R Registration Rights Agreement”) with certain persons and entities holding securities of DCRB prior to the Closing and certain persons and entities receiving Class A Common Stock in connection with the Business Combination (the “Reg Rights Holders”). Pursuant to the A&R Registration Rights Agreement, we agreed that, within 15 business days after the Closing, we will file a registration statement with the SEC (the “Initial Registration Statement”) (at our sole cost and expense), and we will use our reasonable best efforts to have the Initial Registration Statement become effective as soon as reasonably practicable after the filing thereof. A registration statement on Form
S-1
(the “2021 Registration Statement”) satisfying these requirements was filed with the SEC on July 30, 2021 and became effective on August 10, 2021. In certain circumstances, the Reg Rights Holders can demand up to three underwritten offerings in any
12-month
period and will be entitled to customary piggyback registration rights. Further, under the Subscription Agreements (as defined below), we were required to file a registration statement within 15 calendar days after the Closing to register the resale of the PIPE Shares, which requirement was satisfied by the 2021 Registration Statement.
For more information about the A&R Registration Rights Agreement, see the section entitled “
Certain Relationship and Related Party Transactions –
Registration Rights
.”
Our stock price is volatile, and you may not be able to sell shares of our Class A Common Stock or warrants at or above the price you paid.
The trading prices of our Class A Common Stock and public warrants are volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include, but are not limited to:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	our ability to market new and enhanced products and technologies on a timely basis;

•	changes in laws and regulations affecting our business;

•	our ability to meet compliance requirements;

•	commencement of, or involvement in, litigation;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our Class A Common Stock available for public sale;

•	any major change in our Board or management;

•	investors engaged in short selling our Class A Common Stock;

•	sales of substantial amounts of Class A Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and NASDAQ have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.
As a public company, we have significantly higher legal, accounting and other expenses than we did as a private company. Furthermore, as a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the NASDAQ. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified individuals to serve on our Board, our Board committees or as executive officers.
Because we have no current plans to pay cash dividends on our Class A Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Class A Common Stock for a price greater than that which you paid for it.
We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we incur. As a result, you may not receive any return on an investment in our Class A Common Stock unless you sell our Class A Common Stock for a price greater than that which you paid for it. See the section entitled “
Market Price, Ticker Symbol and Dividend Information
”.
We are a “controlled company” under NASDAQ rules.
Because Hymas and its affiliates control a majority of the voting power of our outstanding capital stock, we are a “controlled company” under the NASDAQ rules. As a controlled company, we are exempt from certain NASDAQ corporate governance requirements, including those that would otherwise require the Board to have a majority of independent directors and require us to establish a compensation committee comprised entirely of independent directors, or otherwise ensure that the compensation of its executive officers and nominees for directors are determined or recommended to the Board by the independent members of the Board. While we do not expect to rely on any of these exemptions, and while our compensation committee is currently comprised solely of independent directors, we are entitled to do so for as long as we are considered a “controlled company” and to the extent that we rely on one or more of these exemptions, holders of our Class A Common Stock will not have the same protections afforded to stockholders of companies that are subject to all of NASDAQ’s corporate governance requirements.
The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay,
say-on-frequency
and
say-on-golden
parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important.

We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year (i) following October 22, 2025, the fifth anniversary of the initial public offering of DCRB, (ii) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time) or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Common Stock that is held by non-affiliates
exceeds $700 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three-year period. We could be subject to the additional requirements associated with being deemed a large accelerated filer as early as of the end of the 2022 fiscal year.
In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
We cannot predict if investors will find our Class A Common Stock less attractive because we will rely on these exemptions. If some investors find our Class A Common Stock less attractive as a result, there may be a less active trading market for our Class A Common Stock and our stock price may be more volatile.
Our management has limited experience in operating a public company.
Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the post-combination company. We may not have adequate personnel with the appropriate level of knowledge, experience and training, as well as the technology, systems and tools available to them to perform their functions, in the accounting policies, practices or internal control over financial reporting required of public companies in the U.S. We are in the process of upgrading our finance and accounting systems to an enterprise system more suitable for a public company, and a delay could impact our ability or prevent us from timely reporting our operating results, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants (or, if applicable, 65% of the then-outstanding public warrants and 65% of the then-outstanding private placement warrants, voting as separate classes). As a result, the exercise price of the warrants could be increased, the exercise period could be shortened and the number of shares of our Class A Common Stock purchasable upon exercise of a warrant could be decreased, all without a holder’s approval.
Our warrants were issued in registered form under a warrant agreement (the “Warrant Agreement”), dated October 19, 2020, by and between Continental Stock Transfer & Trust Company, as warrant agent, and DCRB. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants (or, if applicable, 65% of the then-outstanding public warrants and 65% of the then-outstanding private placement warrants, voting as separate classes) approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants (or, if applicable, 65% of the then-outstanding public warrants and 65% of the then-outstanding private placement warrants, voting as separate classes) is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Class A Common Stock purchasable upon exercise of a warrant.
We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force holders (a) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for holders to do so, (b) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (c) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of the private placement warrants will be redeemable by us so long as they are held by the Sponsor, those persons who served as independent directors of DCRB, WRG DCRB Investors, LLC (“WRG”), an affiliate of Erik Anderson, who was DCRB’s Chief Executive Officer and serves as a director of Hyzon or any of their permitted transferees.
NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
We cannot assure you that our securities will continue to be listed on NASDAQ. If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A Common Stock and public warrants are listed on NASDAQ, our Class A Common Stock and public warrants qualify as covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.
If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our Class A Common Stock adversely, the price and trading volume of our Class A Common Stock could decline.
The trading market for our Class A Common Stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A Common Stock would likely decline. If any analyst who covers us were to cease their coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time-consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.
Our tax obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect our after-tax
profitability and financial results.
In the event that Hyzon’s operating business expands domestically or internationally, our effective tax rates may fluctuate widely in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under GAAP, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect our future effective tax rates include but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and
(d) pre-tax
operating results of our business.

Additionally, we may be subject to significant income, withholding, and other tax obligations in the U.S. and other countries, and may become subject to taxation in numerous additional U.S. state and local and
non-U.S.
jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Our after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds, income tax treaties and other benefits to reduce tax liabilities, (b) changes in the valuation of deferred tax assets and liabilities, if any, (c) the expected timing and amount of the release of any tax valuation allowances, (d) the tax treatment of stock-based compensation, (e) changes in the relative amount of earnings subject to tax in the various jurisdictions, (f) the potential business expansion into, or otherwise becoming subject to tax in, additional jurisdictions, (g) changes to existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of intercompany transactions and the extent to which taxing authorities in relevant jurisdictions respect those intercompany transactions, and (i) the ability to structure business operations in an efficient and competitive manner. Outcomes from audits or examinations by taxing authorities could have an adverse effect on our after-tax profitability and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused their attention to intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.
Our after-tax profitability and financial results may also be adversely affected by changes in relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect.
We may issue additional Class A Common Stock or preferred stock under an employee incentive plan. Any such issuance would dilute the interest of our stockholders and likely present other risks.
The Charter authorizes the issuance of 410,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 400,000,000 shares of Class A Common Stock and (b) 10,000,000 shares of preferred stock. In addition, an aggregate of approximately 44.6 million shares of Class A Common Stock have been reserved for issuance under the 2021 Plan, subject to increase as described under Note 15, Stock-based Compensation Plans, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference.
We may issue a substantial number of additional shares of Class A Common Stock or preferred stock under an employee incentive plan. The issuance of additional shares of Class A Common Stock or preferred stock:

•	may significantly dilute the equity interests of our investors;

•	may subordinate the rights of holders of Class A Common Stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change in control if a substantial number of shares of our Class A Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A Common Stock and/or warrants.
Provisions in our Charter may prevent or delay an acquisition of us, which could decrease the trading price of our Class A Common Stock, or otherwise may make it more difficult for certain provisions of the charter to be amended.
The Charter contains provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with the Board rather than to attempt a hostile takeover. These provisions include:

•	our Board is divided into three classes with staggered terms;

•	the right of our Board to issue preferred stock without stockholder approval;

•	restrictions on the right of stockholders to remove directors without cause; and

•	restrictions on the right of stockholders to call special meetings of stockholders.

These provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that the Board determines is not in our and our stockholders’ best interests.
Our Charter designates state courts within the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
The Charter provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, a state court located within the State of Delaware (or, if no court located within the State of Delaware has jurisdiction, the federal district court for the District including Delaware shall be the sole and exclusive forum for any internal or intra-corporate claim or any action asserting a claim governed by the internal affairs doctrine as defined by the laws of the State of Delaware, including, but not limited to (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees or stockholders to us or our stockholders; or (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware (the “DGCL”) or the Charter or the Bylaws (in each case, as they may be amended from time to time), or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware.
In addition, the Charter provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district court for the District of Delaware (or, if such court does not have jurisdiction over such action, any other federal district court of the U.S.) shall be the sole and exclusive forum for any action asserting a cause of action arising under the Securities Act or any rule or regulation promulgated thereunder (in each case, as amended), provided, however, that if the foregoing provisions are, or the application of such provisions to any person or entity or any circumstance is, illegal, invalid or unenforceable, the sole and exclusive forum for any action asserting a cause of action arising under the Securities Act or any rule or regulation promulgated thereunder (in each case, as amended) shall be the Court of Chancery of the State of Delaware.
The Charter provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any rule or regulation promulgated thereunder (in each case, as amended), or any other claim over which the federal courts have exclusive jurisdiction. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability.
We are a U.S. corporation and thus subject to U.S. corporate income tax on our worldwide operations. New U.S. laws and policy relating to taxes may have an adverse effect on our business, and future profitability.
For example, President Biden has set forth several tax proposals that would, if enacted, make significant changes to U.S. tax laws. Such proposals include an increase in the U.S. income tax rate applicable to corporations (such as Hyzon) from 21% to 28% under the American Jobs Plan, raising the tax on global intangible low taxed income (“GILTI”) from 10.5% to 21%, and imposing a 15% minimum tax on global pre-tax book net income for firms with over $2 billion in net income. Congress may consider, and could include, these and other proposals in connection with tax reform to be undertaken by the Biden administration. It is unclear whether these or other changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of this proposal and other similar changes in U.S. federal income tax laws could adversely affect our business, cash flows and future profitability.

Further, new income, sales, use or other tax laws, statutes, rules, regulations or ordinances, in the U.S. or in other jurisdictions, could be enacted at any time, which could adversely affect our business, prospects, financial condition, future profitability and operating results. In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us and may have an adverse effect on our business, cash flows and future profitability.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Manufacturing and Assembly
Hyzon acquired a 78,000 sq. foot building near Rochester, New York in 2020 to house vehicle prototyping and assembly vehicle sub-systems.
Hyzon currently leases a manufacturing facility in Bolingbrook, Illinois where it intends to produce MEA, fuel cell stacks, fuel cell systems and other electrified powertrain components. Hyzon also has a 5,000 sq. meter facility in Winschoten, in the greater Groningen area in the Netherlands, where it currently assembles
Hyzon-branded
commercial vehicles. Hyzon is leasing a facility near the
Hyzon-owned
Rochester facility for fuel cell testing. This fuel cell test capability is presently being relocated to the Hyzon owned facility for activities to be consolidated. Hyzon leased 2,480 sq. meter mixed-use space in Melbourne, Australia in January 2022, that includes a workshop for the assembly and storage of FCEVs and equipment.
Research and Development
Hyzon expects R&D activities to primarily take place in its Bolingbrook, Illinois facility. The Bolingbrook facility is expected to conduct fuel cell stack and system development, and to carry out advanced R&D on fuel cell material, solid-state batteries, advanced
e-drive
systems, autonomous driving technologies and green hydrogen production technologies. Activities at the Rochester facility are focused on vehicle engineering/prototyping and validation, along with subsystem assembly. Hyzon expects to focus on vehicle/powertrain and fuel cell system engineering at the Troy, Michigan facility. In addition, Hyzon may choose to establish various innovation centers around the world based on business needs and the availability of local expertise.
Item 3. Legal Proceedings
The information set forth under Note 14, Commitments and Contingencies to our audited consolidated financial statements of this Annual Report on
Form 10-K
is incorporated by reference in answer to this item. Such information is limited to certain recent developments.
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock is currently listed on the NASDAQ Global Select Market under the symbol “HYZN.”
Holders
As of December 31, 2021, 247,758,412 shares of Class A common stock outstanding were held of record by approximately 40 holders, which number does not include beneficial owners holding our Class A common stock through nominee names.
Dividend Policy
We have not paid any cash dividends on the Class A common stock to date. We may retain future earnings, if any, for future operations and expansion and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any future outstanding indebtedness we or our subsidiaries incur or securities that we issue.
Securities Authorized for Issuance Under Equity Compensation Plans
An aggregate of approximately 44.6 million shares of Class A Common Stock have been reserved for issuance under the 2021 Plan.
Recent Sales of Unregistered Securities
In December 2021, we issued 31,000 warrants to Hydro Fortune Logistics (Hong Kong) Co., Limited, a subsidiary of Shanghai Qingli Hongyun Motors Co.
Issuer Purchases of Securities
The following table summarizes our purchases of public warrants in the three months ended December 31, 2021:

Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased Under Announced Programs (2)	Approximate Dollar Value of Units That May Yet be Purchased Under Announced Programs (in thousands)
October 1, 2021 through October 31, 2021	—	$—	—	$—
November 1, 2021 through November 30, 2021	40,196	$2.35	40,196	$4,906
December 1, 2021 through December 31, 2021	216,781	$2.05	216,781	$4,460

Total/Average	256,977	$2.10	256,977

(1)	Units purchased consist of public warrants repurchased in the open market.
(2)	On November 17, 2021, the Company’s Board of Directors authorized the purchase of up to $5.0 million of its outstanding common stock and/or public warrants.

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto included as a part of the Form
10-K
to which this Management’s Discussion and Analysis of Financial Condition and Results of Operations is attached. Unless the context otherwise requires, all references in this section to “Hyzon,” “we,” “us,” and “our” are intended to mean the business and operations of Hyzon Motors Inc. and its consolidated subsidiaries following the consummation of the Business Combination and to Legacy Hyzon and its consolidated subsidiaries prior to the Business Combination.
Overview
Headquartered in Rochester, New York, with operations in North America, Europe, China, and Australasia, Hyzon provides decarbonized solutions primarily for commercial vehicles market and hydrogen supply infrastructure.
Vehicles and Vehicle Platforms
Our commercial vehicle business is focused primarily on assembling and supplying hydrogen-powered FCEVs, including heavy-duty (Class 8) trucks, medium-duty (Class 6) trucks, light-duty (Class 3 and 4) trucks, and 40 and
60-foot
(12 and18-meter) city and coach buses to commercial vehicle operators.
On-road,
our potential customers include shipping and logistics companies and retail customers with large distribution networks, such as grocery retailers, food and beverage companies, waste management companies, and municipality and government agencies around the world.
Off-road,
our potential customers include mining, material handling and port equipment manufacturers and operators. Initial strategic customer groups often employ a
‘back-to-base’
model where their vehicles return to a central base or depot between operations, thereby allowing operators to have fueling independence as the necessary hydrogen can be produced locally at or proximate to the central base and dispensed at optimally-configured hydrogen refueling stations. Hyzon may expand its range of products and hydrogen solutions as the transportation sector increasingly adopts hydrogen propulsion and investments are made in hydrogen production and related infrastructure in accordance with our expectations.
In addition, we perform integration for rail and aviation customers and plan to expand our integration activities across maritime and other applications in the future. We expect the opportunities in these sectors to continue to expand with the rapid technological advances in hydrogen fuel cells and the increasing investments in hydrogen production, storage and refueling infrastructure around the world.
Fuel and Infrastructure
Our hydrogen supply infrastructure business is focused on building and fostering a clean hydrogen supply ecosystem with leading partners from feedstock through hydrogen production, dispensing and financing. We collaborate with strategic partners on development, construction, operation, and ownership of hydrogen production facilities and refueling stations in each major region of our operations, which we intend to complement our back-to-base
model and near-term fleet deployment opportunities.
On July 12, 2021, Hyzon announced that it signed a memorandum of understanding (“MoU”) with TotalEnergies SE to expand the companies’ relationship. Under the terms of the MoU, the parties will seek to collaborate on developing hydrogen ecosystems, as well as the supply of 80 hydrogen fuel cell-powered trucks for TotalEnergies’ French customers.

On July 29, 2021, the Company entered into a Master Hub Agreement with Raven SR, LLC (“Raven SR”) whereby Raven SR granted to the Company a right of first refusal to co-invest
in up to 100 of Raven SR’s first 200 solid
waste-to-hydrogen
production hubs, and up to 150 of Raven SR’s
gas-to-hydrogen
production hubs across the U.S. on a
hub-by-hub
basis. In connection with this agreement, Hyzon invested $2.5 million on July 30, 2021, to acquire a minority interest, and options to purchase additional common shares in Raven SR. We expect near-term realization of the first waste-to-hydrogen
production hub constructed by Raven SR coming online in Richmond, CA, with 5 tons per day of zero carbon intensity green hydrogen available for our near-term back-to-base
fleets at diesel parity, in 2022.
On July 29, 2021, Hyzon announced the signing of an MoU with RenewH2, a
US-based
sustainable hydrogen production, liquefaction, distribution and dispensing company, to collaborate on the supply and demand side of liquid hydrogen production. Under the MoU, RenewH2 plans to reform biogenic methane gas to generate hydrogen. The hydrogen would then be liquefied and delivered to hydrogen fueling stations, which are expected to be developed in collaboration with Hyzon. Through this collaboration, the stations can be located near Hyzon customers to ensure consistent supply of hydrogen fuel.
On November 9, 2021, Hyzon announced the signing of an MoU with ITOCHU, the leading Japanese business group. Under this non-binding
MoU, the companies are expected to jointly develop hydrogen supply chain strategies as well as model customer projects for the deployment of Hyzon FCEVs and fuel cell technology in the mining sector.
On November 10, 2021, Hyzon announced an agreement with TC Energy to collaborate on development, construction, operation, and ownership of hydrogen production hubs across North America. The hubs will be used to meet hydrogen FCEV demand by focusing on low-to-negative
carbon intensity hydrogen from renewable natural gas, biogas and other sustainable sources. The hubs will be located close to demand, supporting Hyzon back-to-base
vehicle deployments.
On December 7, 2021, Hyzon announced an agreement with Woodside Energy to collaborate on developing supply of zero carbon intensity hydrogen and building demand from heavy-duty and medium-duty commercial vehicle customers in the U.S. and Australia. Under the agreement, the companies will evaluate opportunities to develop green hydrogen production hubs. Initially, the project will focus on liquid hydrogen supply projects to support Hyzon’s future liquid hydrogen onboard mobility use cases – including ultra-long range trucks already under development, and aviation, marine and rail applications.
On January 19, 2022, Hyzon announced a
non-binding
MoU with Transform Materials, a provider of renewable hydrogen through its innovative proprietary microwave reactor technology. Together, Hyzon and Transform Materials will evaluate proposals to develop facilities to produce low-to-negative
carbon intensity hydrogen from various forms of methane, prioritizing biogas and renewable natural gas. Through Transform Material’s proprietary technology, these facilities (operating as hubs) can be built to produce hydrogen efficiently—even at small scales of
1-5
tons/day—offering modular construction that allows capacity to grow as customer demand increases. Transform’s technology to be employed in these projects produces hydrogen as a co-product
with acetylene, providing significantly advantaged hydrogen cost structures.
Business Combination
On February 8, 2021, Legacy Hyzon, now Hyzon Motors USA Inc. (“Legacy Hyzon”), a subsidiary of Hyzon Motors Inc., entered into the Business Combination Agreement and Plan of Reorganization (the “Business Combination”) with DCRB and Merger Sub pursuant to which Merger Sub merged with and into Legacy Hyzon, with Legacy Hyzon surviving the merger as a wholly owned subsidiary of DCRB. The transaction closed on July 16, 2021. Following the close of the business combination, DCRB was named Hyzon Motors Inc., began trading on NASDAQ, and its common stock and public warrants trade under the symbols “HYZN” and “HYZNW”, respectively. The Business Combination generated proceeds of approximately $512.9 million in cash, net of transaction costs allocated to equity and redemptions by DCRB’s public stockholders. This includes an aggregate of $355 million of gross proceeds from the PIPE Financing at $10.00 per PIPE Share. Hyzon’s cash on hand after giving effect to this transaction, including transaction costs and expenses, is expected to be used for general corporate purposes, including developing infrastructure and supply chain, acquiring and leasing equipment for manufacturing, and investing in research and development.
COVID-19
Pandemic
The
COVID-19
pandemic is currently impacting countries, communities, supply chains, and the global financial markets. Governments have imposed laws requiring social distancing, travel restrictions, shutdowns of businesses and quarantines, among others, and these laws may limit our ability to meet with potential customers or partners, or affect the ability of our personnel, suppliers, partners and customers to operate in the ordinary course of business. Although the economy has begun to recover, the severity and duration of the related global economic crisis is not fully known and the global outlook continues to remain uncertain due to a variety of factors including the Omicron variant and the potential emergence of additional variants, supply chain disruptions, labor shortages, and inflation. The
COVID-19
pandemic is expected to continue to have residual negative impacts (including potentially after the outbreak has subsided and containment measures are lifted), and in particular, the supply chain continues to face disruptions that adversely affect our business. Rebounding demand in key components challenge the supply base and supply chain with short notice and increasing volume levels. The supply constraints include overseas freight congestion causing extended lead times, semiconductor allocation, other raw/component material shortages, and supplier staffing challenges.
The COVID-19 pandemic and measures to prevent its spread have had the following impact on our business:

•
Our workforce
. Employee health and safety is our priority. In response to
COVID-19,
we established protocols to help protect the health and safety of our workforce. We will continue to stay up-to-date
and follow local, CDC, or WHO guidelines regarding safe work environment requirements.

•
Operations and Supply Chain.
We continue to experience supply chain disruptions, which may temporarily limit our ability to outfit vehicles and fuel cell systems with key components. However, our global footprint has allowed us to leverage our strategic partnerships and to meet customer demands for zero-emission
heavy commercial vehicles despite these challenges. In the future, we may experience supply chain disruptions from related or third-party suppliers and any such supply chain disruptions could cause delays in our development and delivery timelines. We continue to monitor the situation for any potential adverse impacts and execute appropriate countermeasures, where possible. To mitigate the impact of supply chain disruptions that we were experiencing in 2021, which disproportionately impacted our business in Europe, we focused on fulfilling orders for our vehicles in China where supply chain disruptions were not as significant.

While we have experienced some operational challenges, the long-term implications of the
COVID-19
pandemic on our workforce, operations and supply chain, as well as demand remain uncertain. These factors may in turn have a material adverse effect on our results of operations, financial position, and cash flows.
Key Trends and Uncertainties
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A “
Risk Factors
”.
Commercial Launch of Hyzon-branded commercial vehicles and other hydrogen solutions
We reported $6.0 million of revenue in 2021; however, our business model has yet to be proven. Prior to full commercialization of our commercial vehicle business at scale, we must complete the construction of required manufacturing facilities and achieve research and development milestones. We must establish and operate facilities capable of producing our hydrogen fuel cell systems or assembling our hydrogen-powered commercial vehicles in appropriate volumes and at competitive costs.
Until we can generate sufficient additional revenue from our commercial vehicle business, we expect to finance our operations through equity and/or debt financing. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We expect that any delays in the successful completion of our manufacturing facilities, availability of critical parts, and/or validation and testing will impact our ability to generate revenue.

Hydrogen Production and Supply Infrastructure
We continue to develop an
end-to-end
hydrogen ecosystem delivery model, with a partner-driven approach to design, build, own and operate hydrogen production hubs and downstream dispensing infrastructure expected to provide zero-to-negative
carbon intensity hydrogen at below diesel-parity cost structures supporting Hyzon vehicle fleet deployments. We intend to continue forming additional partnerships across the full hydrogen feedstock, production and dispensing value chain in each major region in which we operate, that will be designed to ensure that the hydrogen fuel required is available at the cost and carbon intensity requirements to drive fleet conversions to Hyzon hydrogen FCEVs. Because we have a partner-driven approach, we are naturally reliant upon our partners’ performance in fulfilling the obligations that we depend on for delivery of each segment of that value chain. Additionally, consistent with other construction projects, there are risks related to realized construction cost and schedule that can impact final cost to produce and deliver hydrogen and timing of that delivery, along with the availability of feedstock near our vehicle fleet deployments. We intend to manage these risks by partnering with high quality and high performing partners with a track record of timely delivery and instituting commercial agreements to drive down construction cost and achieve on-time
scheduled performance.
Continued Investment in Innovation
We believe that we are the industry-leading hydrogen technology company with the most efficient and reliable fuel cell powertrain technologies and an unmatched product and service offering. Our financial performance will be significantly dependent on our ability to maintain this leading position. We expect to incur substantial and increasing research and development expenses and stock-based compensation expenses as a result. We dedicate significant resources towards research and development and invest heavily in recruiting talent, especially for vehicle design, vehicle software, fuel cell system, and electric powertrain. We will continue to recruit and retain talented personnel to grow our strength in our core technologies. We expect to incur additional stock-based compensation expenses as we support our growth and status as a publicly traded company. We expect our strategic focus on innovation will further solidify our leadership position.
Customer Demand
We are continually seeking to expand our customer base; however we depend on a few major customers and we expect this will continue for the next several years. These customers will mostly employ a back-to-base model in the early adoption phase of FCEVs. Vehicles will return to a central “base” between operations, allowing them to refuel onsite and/or nearby, where hydrogen can be produced locally at or proximate to the central base. While we focus on back-to-base or regional customers, we expect to expand our target customer focus to include longer-haul truck and bus segments, additional vehicle classes, stationary power, and incremental mobility applications (e.g., rail, marine, aviation) for customers around the world.
Supplier Relationships
We depend on third parties, including our majority beneficial shareholder and parent company Horizon for supply of key inputs and components for our products, such as fuel cells and automotive parts. We intend to negotiate potential relationships with industry-leading OEMs to supply chassis for our Hyzon-branded vehicles but do not yet have any binding agreements and there is no guarantee that definitive agreements will be reached. Even if we reach such agreements, such suppliers, including Horizon, may be unable to deliver the inputs and components necessary for us to produce our hydrogen-powered commercial vehicles or hydrogen fuel cell systems at prices, volumes, and specifications acceptable to us. If we are unable to source required inputs and other components from third parties on acceptable terms, it could have a material adverse effect on our business and results of operations.
The automotive industry continues to face supply chain disruptions. We are experiencing increases in both the cost of and time to receive raw materials, such as semiconductors or chassis. Any such increase or supply interruptions could materially negatively impact our business, prospects, financial condition and operating results. Many of the parts for our products are sourced from suppliers in China and the manufacturing situation in China remains uncertain.

Market Trends and Competition
The last ten years have seen the rapid development of alternative energy solutions in the transportation space. We believe this growth will continue to accelerate as increased product offerings, technological developments, reduced costs, additional supporting infrastructure, and increased global focus on climate goals drive broader adoption.
We believe that commercial vehicle operators, one of our initial target markets, will be driven towards hydrogen-powered commercial vehicles predominantly by the need to decarbonize activities, but also by the potential for lower total cost of ownership in comparison to the cost of ownership associated with traditional gasoline and diesel ICE vehicles. Our fuel cell technology can be deployed across a broad range of mobility applications, including on-road,
off-road,
rail, maritime and aviation.
The competitive landscape for our commercial vehicles ranges from vehicles relying on legacy ICEs, to extended range BEVs, to other hydrogen fuel cell and alternative low-to-no
carbon emission propulsion vehicles. Competitors include well established vehicle companies already deploying vehicles with internal fuel cell technology and other heavy vehicle companies that have announced their plans to offer fuel cell trucks in the future. We also face competition from other fuel cell manufacturers. We believe that our company is well positioned to capitalize on growth in demand for alternative low-to-no
carbon emission propulsion vehicles expected from the numerous benefits of hydrogen power, including hydrogen’s abundance, its ability to be produced locally, and the generally faster refueling times for hydrogen-powered commercial vehicles as compared to electricity-powered vehicles. However, to successfully execute on our business plan, we must continue to innovate and convert successful research and development efforts into differentiated products, including new commercial vehicle models.
Our current and potential competitors may have greater financial, technical, manufacturing, marketing, and other resources. Our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing, and support of their internal combustion, alternative fuel and electric truck programs.
Regulatory Landscape
We operate in a highly regulated industry. The failure to comply with laws or regulations, including but limited to rules and regulations covering vehicle safety, emissions, dealerships, and distributors, could subject us to significant regulatory risk and changing laws and regulations and changing enforcement policies and priorities could adversely affect our business, prospects, financial condition and operating results. We may be also required to obtain and comply with the terms and conditions of multiple environmental permits, many of which are difficult and costly to obtain and could be subject to legal challenges. We depend on global customers and suppliers, and adverse changes in governmental policy or trade regimes could significantly impact the competitiveness of our products. Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability. See the section entitled “
Government Regulations
” in Part I, Item 1.

Results of Operations
The following table sets forth our historical operating results for the periods indicated (in thousands):

	Year Ended December 31,	For the period January 21, 2020 (Inception) – December 31,
	2021	2020	$ Change	% Change
Revenue	$6,049	$—	$6,049	NM
Operating expense:
Cost of Revenue	21,191	—	21,191	NM
Research and development	16,443	1,446	14,997	1037%
Selling, general and administrative	69,792	12,785	57,007	446%

Total operating expense	107,426	14,231	93,195	655%

Loss from operations	(101,377)	(14,231)	(87,146)	612%
Other income (expense):
Change in fair value of private placement warrant liability	4,167	—	4,167	NM
Change in fair value of earnout liability	84,612	—	84,612	NM
Foreign currency exchange loss and other expense	(1,452)	(108)	(1,344)	1244%
Interest expense, net	(5,235)	(37)	(5,198)	14049%
Total other income (expense)	82,092	(145)	82,237	-56715%

Net loss	$(19,285)	$(14,376)	$(4,909)	34%

Less: Net loss attributable to noncontrolling interest	(5,439)	(105)	(5,334)	5080%
Net loss attributable to Hyzon	$(13,846)	$(14,271)	$425	-3%

Hyzon was formed and commenced operations on January 21, 2020. As a result, we have a very limited operating history from inception and limited prior period comparable information available to be presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Hyzon.”
Revenue.
Revenue represents sales of hydrogen FCEVs. Revenue for the year ended December 31, 2021 was $6.0 million. We did not generate revenue for the period from January 21, 2020 (inception) through December 31, 2020.
Operating Expenses.
Operating expenses for the year ended December 31, 2021 were $107.4 million compared to $14.2 million for the period from January 21, 2020 (inception) through December 31, 2020. Operating expenses consist of cost of revenue, research and development expenses and selling, general and administrative expenses, each of which is discussed below.
Cost of Revenue.
Cost of revenue includes direct materials, labor costs, allocated overhead costs related to the manufacture of hydrogen FCEVs, and estimated warranty costs. Cost of revenue for the year ended December 31, 2021 totaled $21.2 million. The total cost of FCEVs that were delivered to certain customers in China was recorded within Cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss since the Company no longer has the control of these FCEVs, while the associated revenue recognized was limited, and did not reflect the total contractual price for these arrangements. We did not generate revenue for the period from January 21, 2020 (inception) through December 31, 2020.

Research and Development Expenses.
Research and development expenses represent costs incurred to support activities that advance the development of current and next generation hydrogen powered fuel cell systems, the design and development of electric powertrain, and the integration of those systems into various mobility applications. Our research and development expenses consist primarily of employee-related personnel expenses, prototype materials and tooling, design expenses, consulting and contractor costs and an allocated portion of overhead costs.
Research and development expenses were $16.4 million and $1.4 million for the year ended December 31, 2021 and the period from January 21, 2020 (inception) through December 31, 2020, respectively. The increase was primarily due to $8.2 million in personnel costs in research and development and headcount for our global customer base. The remaining increase of $6.7 million was primarily due to the advancing development of current and next generation hydrogen powered fuel cell systems, the design and development of electric powertrain, and the integration of those systems into various mobility applications. We expect research and development expenses to continue to increase significantly going forward as we build out our research facilities and organization.
Selling, General, and Administrative Expenses.
Selling expenses consist primarily of employee-related costs for individuals working in our sales and marketing departments, third party commissions, and related outreach activities. General and administrative expenses consist primarily of personnel-related expenses associated with our executive, finance, legal, information technology, and human resources functions, as well as professional fees for legal, audit, accounting, and other consulting services, and an allocated portion of overhead costs.
Selling, general, and administrative expenses were $69.8 million and $12.8 million for year ended December 31, 2021 and the period from January 21, 2020 (inception) through December 31, 2020, respectively. Stock-based compensation in selling, general and administrative expenses were $28.2 million and $9.9 million for year ended December 31, 2021 and the period from January 21, 2020 (inception) through December 31, 2020, respectively. The $18.3 million increase was primarily due to $13.4 million triggered by a key executive retirement arrangement and $13.1 million related to earnout equity awards pursuant to the Business Combination, partially offset by the 2020 Executives’ Awards. See Note 15, Stock-based Compensation Plans and Note 3, Business Combination to the accompanying consolidated financial statements for additional information regarding the stock based compensation and equity awards. The remaining increase was primarily due to $11.9 million in legal and accounting fees, $5.3 million in consulting fees, $8.6 million in salary and related expenses, and $4.9 million in insurance expense. We incurred greater selling, general, and administrative expense in 2021 due to building out the Company’s corporate infrastructure, including accounting, audit, legal, regulatory and tax-related
services, as well as expenses incurred in order to help maintain compliance with NASDAQ and SEC requirements. The increase in selling, general and administrative costs also resulted from director and officer insurance costs, investor and public relations costs, and transaction costs related to the Business Combination.
Change in Fair Value.
Change in fair value represents
non-cash
gains in fair values of the private placement warrant and earnout liability required to be remeasured at each balance sheet date. Change in fair value of private placement warrants and earnout liability for the year ended December 31, 2021, were $4.2 million and $84.6 million, respectively. There were no equivalent instruments requiring fair value remeasurement during the period from January 21, 2020 (inception) through December 31, 2020.
Foreign Currency Exchange Gain (Loss).
Foreign currency exchange gain (loss) represents exchange rate gains and losses related to all transactions denominated in a currency other than Hyzon’s or a Hyzon subsidiary’s functional currency. Foreign currency exchange loss was $1.3 million for the year ended December 31, 2021, compared to $0.1 million for the period from January 21, 2020 (inception) through December 31, 2020, as there were few transactions in foreign currencies in the prior period. We expect the volume of foreign currency transactions to grow significantly in the future as we continue to expand our geographic footprint.

Interest Expense, net.
Interest expense, net was $5.2 million for the year ended December 31, 2021, compared to negligible expense for the period from January 21, 2020 (inception) through December 31, 2020. Interest expense relates primarily to convertible debt issued in February 2021 and is comprised primarily from changes in the fair value of the embedded derivative associated with the automatic conversion provision of the convertible note. Upon close of the Business Combination in July 2021, convertible debt and accrued interest converted into shares of common stock of the Company. See Note 3, Business Combination in the accompanying consolidated financial statements for more information. There was minimal debt outstanding during the period from January 21, 2020 (inception) through December 31, 2020.
Income Tax Expense (Benefit).
The Company has cumulative net operating losses at the federal and state level and maintains a full valuation allowance against its deferred tax assets.
Net Loss Attributable to Non-Controlling Interests.
Net loss attributable
to non-controlling interests
represents results attributable to third parties in our operating subsidiaries. Net loss is generally allocated based on such ownership interests held by third parties with respect to each of these entities.
Net loss attributable
to non-controlling interests
was $5.4 million for the year ended December 31, 2021, compared to $0.1 million for the period from January 21, 2020 (inception) through December 31, 2020. The change in the comparative periods is the result of increased activities in our Netherlands joint venture and the creation of a joint venture in Foshan, China in October 2021.
Non-GAAP
Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), we believe the following non-GAAP
measures are useful in evaluating our operational performance. We use the following non-GAAP
financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP
financial information, when taken collectively, may be helpful to investors in assessing our operating performance.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as net loss before interest income or expense, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation expense, change in fair value of private placement warrant liability, change in fair value of earnout liability and other special items determined by management, if applicable. EBITDA and Adjusted EBITDA are intended as supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP
financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring
items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because not all companies may calculate Adjusted EBITDA in the same fashion.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Year Ended December 31, 2021	For the period January 21, 2020 (Inception) – December 31, 2020
Net loss	$(19,285)	$(14,376)
Plus:
Interest expense, net	5,235	37
Income tax expense (benefit)	—	—
Depreciation and amortization	1,140	185

EBITDA	$(12,910)	$(14,154)
Adjusted for:
Change in fair value of private placement warrant liability	(4,167)	—
Change in fair value of earnout liability	(84,612)	—
Stock-based compensation	15,768	9,983
Executive transition charges (1)	13,860	—
Business combination transaction expenses (2)	6,533	—
Regulatory and legal matters (3)	1,147	—
Acquisition-related expenses (4)	591	—

Adjusted EBITDA	$(63,790)	$(4,171)

(1)	Executive transition charges include stock-based compensation costs of $13.4 million and salary expense of $0.5 million related to former CTO’s retirement.
(2)	Transaction costs of $6.4 million attributable to the liability classified earnout shares and $0.1 million of write-off of debt issuance costs.
(3)
Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the short-seller analyst article from September 2021, and investigations and litigation related thereto.

(4)
Acquisition-related expenses incurred for potential and actual acquisitions that are unrelated to the current operations and neither are comparable to the prior period nor predictive of future results.

Liquidity and Capital Resources
The Company has incurred losses from operations since inception. The Company incurred net losses of $19.3 million and $14.4 million for the year ended December 31, 2021, and the period from January 21, 2020 (inception) through December 31, 2020, respectively. Net cash used in operating activities was $95.2 million and $1.2 million for the year ended December 31, 2021, and the period from January 21, 2020 (inception) through December 31, 2020, respectively. As of December 31, 2021, we had $445.1 million in unrestricted cash and positive working capital of $464.0 million. The Business Combination closed on July 16, 2021, and generated proceeds of approximately $512.9 million of cash net of transaction costs and redemptions. We believe that our current cash balance will provide adequate liquidity during the 12-month period following the issuance of our December 31, 2021 consolidated financial statements.
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
competitive pressures, and regulatory developments, among other developments. Additionally, we are currently exploring raising additional capital through our subsidiary, Hyzon Zero Carbon, Inc., to invest in hydrogen production, distribution, and fueling stations. Further, we may enter into future arrangements to acquire or invest in businesses, products, services, strategic partnerships, and technologies. As such, we are exploring equity and/or debt financing through

Hyzon Zero Carbon, Inc., and we may be required to seek additional equity and/or debt financing at the Hyzon level or through one or more of Hyzon’s other subsidiaries. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Incurring debt would result in increased fixed obligations and could result in operating covenants that would restrict our operations. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations may be materially and adversely affected.
Debt
As of December 31, 2021, we have no debt. The Convertible Notes and accrued interest were converted to 5,022,052 shares of common stock upon close of the Business Combination.
Cash Flows
The following table is summarized from our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31, 2021	For the period January 21, 2020 (Inception) - December 31, 2020
Net cash used in operating activities	$(95,191)	$(1,182)
Net cash used in investing activities	(23,706)	(553)
Net cash provided by financing activities	550,692	18,894
Cash Flows from Operating Activities
Net cash used in operating activities was $95.2 million for the year ended December 31, 2021, as compared to $1.2 million cash used for the period from January 21, 2020 (inception) through December 31, 2020. The cash flows used in operating activities for the year ended December 31, 2021 was primarily driven by net loss of $19.3 million and adjusted for certain non-cash
items and changes in operating assets and liabilities.
Non-cash
gain adjustments primarily consisted of changes in fair value of private placement warrant liability of $4.2 million and earnout liability of $84.6 million. These non-cash
gain adjustments were partially offset by $29.1 million stock-based compensation expense and $1.1 million in depreciation and amortization. Changes in operating assets and liabilities were primarily driven by $23.0 million in prepayments for vehicle inventory, production equipment, other supplier deposits and D&O insurance, and a change of $19.3 million in inventory balances, offset by an increase in accounts payable of $8.2 million, accrued liabilities of $5.0 million and an increase in contract liabilities of $8.7 million.
Net cash used in operating activities for the period from January 21, 2020 (inception) through December 31, 2020 was primarily driven by recording a net loss of $14.4 million and adjusted for the non-cash
stock-based compensation expense of $10.0 million, offset by an increase in contract liabilities of $2.6 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $23.7 million for the year ended December 31, 2021, as compared to $0.6 million for the period from January 21, 2020 (inception) through December 31, 2020. The cash flows used in investing activities for the year ended December 31, 2021 was primarily driven by $14.5 million in capital expenditures, as well as $4.3 million in machinery and equipment deposits to begin production of hydrogen fuel cell systems and assembly of hydrogen storage systems, and $4.8 million in cash used for investments in equity securities of NRG and Raven SR.
Net cash used in investing activities for the period from January 21, 2020 (inception) through December 31, 2020 was primarily driven by capital expenditures of $0.4 million and an equity investment of $0.1 million in the period January 21, 2020 through December 31, 2020.

Cash Flows from Financing Activities
Net cash provided by financing activities was $550.7 million for the year ended December 31, 2021, as compared to $18.9 million for the period from January 21, 2020 (inception) through December 31, 2020. The cash flows provided by financing activities for the year ended December 31, 2021 was due primarily to $512.9 million in proceeds from the Business Combination, net of transaction costs allocated to equity and redemption and $45.0 million in proceeds from issuance of convertible debt, partially offset by $6.9 million payment towards the Horizon IP Agreement. The cash flows provided by financing activities for the period from January 21, 2020 (inception) through December 31, 2020 was due primarily to $18.6 million, net of transaction costs from the Round A Transaction (as defined in Note 16, Stockholders’ Equity in the accompanying consolidated financial statements) and $0.5 million in proceeds from issuance of convertible debt.
Contractual Obligations and Commitments
The following table presents our contractual obligations and commitments to make future payments as of December 31, 2021 (in thousands):

	Total	2022	2023	2024	2025	2026 and thereafter
Horizon IP Agreement (1)	$3,146	$3,146	$—	$—	$—	$—
Finance Lease Obligation (2)	688	448	240	—	—	—
Operating Lease Obligations (3)	12,160	1,978	1,894	1,806	1,745	4,737
Purchase Obligations (4)	33,969	29,069	4,900	—	—	—

	$49,963	$34,641	$7,034	$1,806	$1,745	$4,737

(1)
The final $3.1 million payment due to Jiangsu Horizon Powertrain, pursuant to the terms of the Horizon IP Agreement. Please see the section below entitled, “
Material Transactions with Related Parties
” for additional information concerning the Horizon IP Agreement. This liability is reported within Related party payables on the Consolidated Balance Sheets as of December 31, 2021. The payment was made in February 2022.

(2)	The minimum lease payments for the finance lease obligation.
(3)	The minimum lease payments for operating lease obligations. The operating leases relate to real estate and vehicles. No asset is leased from any related party.
(4)	The Company enters into commitments under non-cancellable or partially cancellable purchase orders or vendor agreements in the ordinary course of business for FCEV components.
Off-Balance
Sheet Arrangements
We do not maintain any
off-balance
sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.
Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s applications of accounting policies. Certain policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by management to determine appropriate assumptions to be used in certain estimates; as a result, they are subject to an inherent degree of uncertainty and are considered critical. Accordingly, we believe the following policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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
These assumptions are estimated as follows:

•
Fair Value of Common Stock.
Prior to the Business Combination with DCRB, the grant date fair value of our common stock utilized in the calculation of share-based compensation was determined using valuation methodologies which utilize certain assumptions, including observations of comparable equity values and transactions, probability weighting of events, time to liquidation, a risk-adjusted interest rate, and assumptions regarding our projected future cash flows and growth potential. Following the Business Combination with DCRB, as Class A common stock is traded in the public market, fair value is measured on the grant date based on the closing fair market value of our common stock.

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
Private Placement Warrant Liabilities
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
We account for the Private Placement Warrants, in connection with the Business Combination, as liabilities. In accordance with ASC 815, the Private Placement Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and remeasured at each reporting date.

We, with the assistance of third-party valuations, utilized the binominal lattice valuation model (“BLM”) to estimate the fair value of Private Placement Warrants as of July 16, 2021. The application of the BLM utilizes significant unobservable assumptions, including volatility. Significant judgment is required in determining the expected volatility of our common stock.
Earnout Liability
The earnout shares held by Legacy Hyzon’s common stockholders are accounted for as a liability. In accordance with ASC 815, the earnout shares held by Legacy Hyzon common stockholders do not meet the criteria for equity classification and must be recorded as liabilities. Pursuant to ASC 805 initial measurement of these earnout shares are measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. As these earnout shares meet the definition of a derivative as contemplated in ASC 815, they are remeasured at each reporting date. Changes in fair value are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The earnout shares issued to other holders of outstanding equity awards are accounted for in accordance with ASC 718,
Stock Compensation
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
Equity Valuations
For all periods prior to the consummation of the Business Combination, there was not a market for our equity. Accordingly, valuations of our equity instruments require the application of significant estimates, assumptions, and judgments. These valuations impact share-based compensation reported in our consolidated financial statements. The following discussion provides additional details regarding the significant estimates, assumptions, and judgments that impact the determination of the fair values of share-based compensation awards and the common stock that comprises our capital structure. The following discussion also explains why these estimates, assumptions, and judgments could be subject to uncertainties and future variability.

We used valuations of our common stock for various purposes, including, but not limited to, the determination of the exercise price of stock options and inclusion in the Black-Scholes option pricing model. As a privately held company, the lack of an active public market for our common stock required our management and board of directors to exercise reasonable judgment and consider a number of factors in order to make the best estimate of fair value of our equity. As our capital structure consisted of a single class of equity, Hyzon, with the assistance of a third-party valuation specialist, estimated the fair value of our total equity value using a combination of the comparable sales method (a market approach) and the excess earnings method (an income approach). Estimating our total equity value requires the application of significant judgment and assumptions. Factors considered in connection with estimating these values included:

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
The fair value ultimately assigned to our common stock may take into account any number or combination of the various factors described above, based upon their applicability at the time of measurement. Determination of the fair value of our common stock also may involve the application of multiple valuation methodologies and approaches, with varying weighting applied to each methodology as of the grant date. Application of these approaches involves: the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows; discount rates; market multiples; the selection of comparable companies; and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.
As of November 12, 2020, the estimated fair value of our common stock was $2.00 per share. In making this determination, we relied upon the previous Round A equity financing, which closed on November 12, 2020, as being the only reliable indication of fair value of our common stock before (and including) December 1, 2020. The price of the Round A capital raise was $2.00 per share of our common stock.
The estimated fair value of our common stock was $4.45 per share as of December 31, 2020. The increase in fair value was primarily due to our progress and steps taken to prepare for the Business Combination. The necessary steps undertaken to prepare for the Business Combination included meeting with DCRB and financial advisors, discussing timing expectations, negotiating a non-binding letter of intent and signing a binding exclusivity agreement between DCRB and Hyzon. As our ongoing negotiations related to the Business Combination reflected an increased likelihood of a near-term exit transaction and/or liquidity event, the valuation of our equity as of December 31, 2020, took into consideration the indicated equity value implied by the negotiations. While the December 31, 2020, valuation incorporated indicated equity values based upon traditional income and market approaches consisting of the excess earnings method and comparable sales method. The valuation also incorporated the equity value implied by the business combination. Accordingly, the valuation applied the probability-weighted expected return method (PWERM) to weight the indicated equity value determined under the traditional income and market approaches and the equity value implied by our expected business combination with DCRB. Due to the proximity in time and observability, management placed the most significant weighting on the value as implied by the comparable sales method.

The estimated fair value of our common stock was $9.90 per share as of June 30, 2021. The increase in fair value from December 31, 2020 to June 30, 2021 was primarily due to Hyzon executing a non-binding letter of intent with DCRB in January 2021, signing a Business Combination Agreement with DCRB, and issuing a convertible note payable in the amount of $45.0 million in February 2021. In addition, Hyzon made progress in procuring new orders from customers during the six months ended June 30, 2021.
As of June 30, 2021, the estimated fair value of our common stock was $9.90 per share, which equates to an implied equity value of $1.0 billion. The primary difference between the fair value derived on June 30, 2021 and the fair value implied by the Business Combination is that the fair value implied by the Business Combination is based only upon a scenario in which the parties complete the Business Combination and is not probability weighted, in contrast to the June 30, 2021 valuation which considered multiple potential outcomes, some of which would have resulted in a lower value of our common stock than its implied transaction value.
Following the Business Combination with DCRB, it is no longer necessary for our management and its board of directors to estimate the fair value of our common stock, as the Class A common stock is traded in the public market.
Emerging Growth Company Status
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies, but any such an election to opt out is irrevocable. Hyzon elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, Hyzon, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time Hyzon is no longer considered to be an emerging growth company. At times, Hyzon may elect to early adopt a new or revised standard.
In addition, Hyzon intends to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, Hyzon intends to rely on such exemptions, Hyzon is not required to, among other things: (a) provide an auditor’s attestation report on Hyzon’s system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (b) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis); and (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.
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

Material Transactions with Related Parties
Horizon IP Agreement
In January 2021, Hyzon entered into the Horizon IP Agreement with JS Horizon, part of the Horizon group of Companies, and in September 2021 JS Powertrain was an added party to the agreement. Pursuant to the agreement, the parties convey to each other certain rights in intellectual property relating to Hyzon’s core fuel cell and mobility product technologies under which Hyzon will pay JS Horizon and JS Powertrain a total fixed payment of $10.0 million. As of December 31, 2021, $6.9 million was paid and the remaining $3.1 million was paid February 2022.
Horizon Supply Agreement
In January 2021, Hyzon entered into a supply agreement with Jiangsu Horizon New Energy Technologies Co. Ltd, a wholly owned subsidiary of Horizon, to supply certain fuel cell components. The Company made a deposit payment to Horizon in the amount of $5.0 million for long lead time components. This payment is included in prepaid expenses as the components have yet been received as of December 31, 2021. The Company currently relies and expects to rely on Horizon as a single source supplier of hydrogen fuel cell systems until completion of Hyzon hydrogen fuel cell manufacturing facilities.
Holthausen
The Company entered into a joint venture agreement in 2020 to create Hyzon Europe with Holthausen. As Hyzon Europe builds out its production facilities, it relies on Holthausen for certain production resources that result in related party transactions. In addition, both companies rely on certain suppliers including Horizon.
In June 2021, the Company transferred inventory purchased from Horizon amounting to $1.2 million to Holthausen at cost and recorded a related party receivable of $1.2 million.
In July 2021, Hyzon Europe assumed certain customer sales contracts from Holthausen with an aggregate value of $5.1 million. As a result of this transaction, the Company recorded contract liabilities of $4.1 million, work-in-process
inventory of $3.4 million, and due from Holthausen of $0.7 million.
For the year ended December 31, 2021, the Company paid $0.5 million to two affiliated entities of certain executives of Hyzon Europe for their director services.
The Company currently owns 50.5% of the equity interests of Hyzon Europe. On December 31, 2021, Hyzon executed a non-binding Letter of Intent (“LOI”) with Holthausen to increase its stake to 75% in Hyzon Europe. Concurrent with the signing of this LOI, €1 million refundable deposit was paid to Holthausen, approximately $1.1 million in USD. This deposit is recorded in the Consolidated Balance Sheets in Prepaid expenses and other current assets.
As of December 31, 2021, the Company has a net related party receivable in the amount of $0.3 million due from Holthausen.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined in Rule12b-2under the Exchange Act. As a result, pursuant to Item 305(e) of
Regulation S-K,
we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Hyzon Motors Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Hyzon Motors Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2021, and for the period from January 21, 2020 (inception) to December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021, and for the period from January 21, 2020 (inception) to December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2020.
Rochester, New York
March 30, 2022

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$445,146	$17,139
Accounts receivable	2,598	—
Related party receivable	264	—
Inventory	19,245	—
Prepaid expenses and other current assets	27,970	848

Total current assets	495,223	17,987
Property, plant, and equipment, net	14,311	418
Right-of-use assets	10,265	1,656
Investment s in equity securities	4,948	122
Other assets	5,430	822

Total Assets	$530,177	$21,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,430	$215
Accrued liabilities	6,026	1,062
Related party payables	3,633	560
Contract liabilities	11,230	2,608
Current portion of lease liabilities	1,886	618

Total current liabilities	31,205	5,063

Long term liabilities
Lease liabilities	8,830	1,181
Private placement warrant liability	15,228	—
Earnout liability	103,761	—
Other liabilities	1,296	—

Total liabilities	$160,320	$6,244

Commitments and contingencies (Note 1 4 )
Stockholders’ Equity
Common stock, $0.0001 par value; 400,000,000 shares authorized, 247,758,412 and 166,125,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively .	25	17
Additional paid-in capital	403,016	29,122
Accumulated deficit	(28,117)	(14,271)
Accumulated other comprehensive income (loss)	373	(16)

Total Hyzon Motors Inc. stockholders’ equity	375,297	14,852
Noncontrolling interest	(5,440)	(91)

Total Stockholders’ Equity	369,857	14,761

Total Liabilities and Stockholders’ Equity	$530,177	$21,005

The accompanying notes are an integral part of the consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31, 2021	For the period January 21, 2020 (Inception) – December 31, 2020
Revenue	$6,049	$—
Operating expense:
Cost of revenue	21,191	—
Research and development	16,443	1,446
Selling, general , and administrative	69,792	12,785

Total operating expenses	107,426	14,231

Loss from operations	(101,377)	(14,231)

Other income (expense):
Change in fair value of private placement warrant liability	4,167	—
Change in fair value of earnout liability	84,612	—
Foreign currency exchange loss and other expense	(1,452)	(108)
Interest expense, net	(5,235)	(37)

Total other income (expense)	82,092	(145)

Net loss	$(19,285)	$(14,376)
Less: Net loss attributable to noncontrolling interest	(5,439)	(105)

Net loss attributable to Hyzon	$(13,846)	$(14,271)
Comprehensive loss:
Net loss	$(19,285)	$(14,376)
Foreign currency translation adjustment	479	(20)

Comprehensive loss	$(18,806)	$(14,396)

Less: Comprehensive loss attributable to noncontrolling interest	(5,349)	(109)

Comprehensive loss attributable to Hyzon	$(13,457)	$(14,287)

Net loss attributable to Hyzon per share:
Basic	$(0.07)	$(0.09)
Diluted	$(0.07)	$(0.09)

Weighted average common shares outstanding:
Basic	203,897	152,650
Diluted	203,897	152,650
The accompanying notes are an integral part of the consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Legacy Common Stock		Common Stock Class A		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Hyzon Motors Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 21, 2020 (Inception)	83,750,000	$84	—	$—	—	—	—	84	—	$84
Retroactive application of recapitalization	(83,750,000)	(84)	148,405,000	15	69	—	—	—	—	—

Adjusted balance, beginning of period	—	—	148,405,000	15	69	—	—	84	—	84
Issuance of common stock, net of issuance costs of $1,024 (1)	—	—	17,277,000	2	18,474	—	—	18,476	—	18,476
Conversion of convertible notes (1)	—	—	443,000	—	500	—	—	500	—	500
Stock - based compensation	—	—	—	—	10,079	—	—	10,079	—	10,079
Noncontrolling interest capital contribution	—	—	—	—	—	—	—	—	18	18
Net loss attributable to Hyzon	—	—	—	—	—	(14,271)	—	(14,271)	—	(14,271)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(105)	(105)
Foreign currency translation loss	—	—	—	—	—	—	(16)	(16)	(4)	(20)

Balance at December 31, 2020	—	$—	166,125,000	$17	29,122	(14,271)	(16)	14,852	(91)	$14,761
Reverse recapitalization transaction, net (Note 3)	—	—	73,502,303	7	354,627	—	—	354,634	—	354,634
Issuance of common stock	—	—	7,234,006	1	(1)	—	—	—	—	—
Exercise of stock options	—	—	436,037	—	532	—	—	532	—	532
Stock - based compensation	—	—	—	—	29,088	—	—	29,088	—	29,088
Vesting of RSUs	—	—	428,107	—	—	—	—	—	—	—
Common stock issued for the cashless exercise of warrants	—	—	32,959	—	—	—	—	—	—	—
IP transaction – deemed distribution	—	—	—	—	(10,000)	—	—	(10,000)	—	(10,000)
Repurchase of warrants	—	—	—	—	(540)	—	—	(540)	—	(540)
Issuance of Hongyun Warrants	—	—	—	—	188	—	—	188	—	188
Net loss attributable to Hyzon	—	—	—	—	—	(13,846)	—	(13,846)	—	(13,846)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(5,439)	(5,439)
Foreign currency translation loss	—	—	—	—	—	—	389	389	90	479

Balance at December 31, 2021	—	$—	247,758,412	$25	403,016	(28,117)	373	375,297	(5,440)	$369,857

(1)	Issuance of common stock, net of issuance costs of $1,024 and conversion of convertible notes have been retroactively restated to give effect to the recapitalization transaction.
The accompanying notes are an integral part of the consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2021	For the period January 21, 2020 (Inception) - December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(19,285)	$(14,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,140	185
Stock-based compensation	29,148	9,983
Loss on extinguishment of convertible notes	107	—
Noncash interest expense	5,224	—
Issuance of warrants	188	—
Fair value adjustment of private placement warrant liability	(4,167)	—
Fair value adjustment of earnout liability	(84,612)	—
Changes in operating assets and liabilities:
Accounts r eceivable	(2,614)	—
Inventory	(19,276)	—
Prepaid expenses and other current assets	(22,970)	(824)
Other assets	(1,023)	—
Accounts payable	8,164	215
Accrued liabilities	4,966	467
Related party payables	(290)	560
Contract liabilities	8,684	2,608
Other liabilities	1,425	—

Net cash used in operating activities	(95,191)	(1,182)

Cash Flows from Investing Activities:
Purchases of property and equipment	(14,525)	(431)
Advanced payments for capital expenditures	(4,257)	—
Investment in equity securities	(4,826)	(122)
Investment in non-consolidated affiliates	(98)	—

Net cash used in investing activities	(23,706)	(553)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock , net of transaction costs	—	18,560
Proceeds from Business Combination, net of redemption and transaction costs (Note 3)	512,936	—
Payment f or purchase of Horizon IP	(6,900)	—
Exercise of stock options	532	—
Payment of finance lease liability	(203)	(29)
Debt issuance costs	(133)	—
Repurchase of warrants	(540)	—
Deferred transaction costs	—	(137)
Proceeds from issuance of convertible notes	45,000	500

Net cash provided by financing activities	550,692	18,894

Effect of exchange rate changes on cash	431	(20)

Net change in cash and restricted cash	432,226	17,139
Cash—Beginning	17,139	—

Cash and restricted cash—Ending	$449,365	$17,139

Supplemental schedule of non-cash investing activities and financing activities:
Conversion of Legacy Hyzon Common Stock	73	—
Recognition of earnout liability in Business Combination	188,373	—
Recognition of Private Placement Warrant liability in Business Combination	19,395	—
Horizon IP Agreement - Fee	10,000	—
Conversion of convertible notes for common stock	50,198	—
Acquisitions of property and equipment included in current liabilities	61	—
The accompanying notes are an integral part of the consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Basis of Presentation
Description of Business
Hyzon Motors Inc. (“Hyzon” or the “Company”), formerly known as Decarbonization Plus Acquisition Corporation (“DCRB”), headquartered in Honeoye Falls, New York, was incorporated in the State of Delaware on September 7, 2017. The Company is majority-owned by Hymas Pte. Ltd. (“Hymas”), which is majority-owned but indirectly controlled by Horizon Fuel Cell Technologies PTE Ltd., a Singapore company (“Horizon”). Hyzon assembles and supplies hydrogen fuel cell-powered commercial vehicles across the North American, Europe, China, and Australasia. In addition, Hyzon builds and fosters a clean hydrogen supply ecosystem with leading partners from feedstocks through production, dispensing and financing.
On February 8, 2021, legacy Hyzon Motors Inc. (“Legacy Hyzon”), incorporated in the State of Delaware on January 21, 2020, entered into a Business Combination Agreement and Plan of Reorganization (the “Business Combination”) with DCRB to effect a business combination between DCRB and Legacy Hyzon with DCRB Merger Sub Inc., a wholly owned subsidiary of DCRB, merging with and into Legacy Hyzon, with Legacy Hyzon surviving the merger as a wholly owned subsidiary of DCRB. The transaction was unanimously approved by DCRB’s Board of Directors and was approved at a special meeting of DCRB’s stockholders on July 15, 2021. On July 16, 2021, Legacy Hyzon completed its business combination with DCRB. Concurrent with the completion of the Business Combination, DCRB changed its name to “Hyzon Motors Inc.” and Legacy Hyzon changed its name to “Hyzon Motors USA Inc.”
Basis of Presentation
The accompanying consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the requirements and rules of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance refers to U.S. GAAP as found in U.S. Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).
Principles of Consolidation
The consolidated financial statements reflect the Company’s accounts and operations, those of its wholly owned subsidiaries and subsidiaries in which the Company has a controlling financial interest. In accordance with the provisions of ASC 810,
Consolidation
, we consolidate any variable interest entity (“VIE”) of which we are the primary beneficiary. We assess our relationships with all the VIEs on an ongoing basis to evaluate whether we continue to be the primary beneficiary. All intercompany accounts and transactions are eliminated upon consolidation. Our share of earnings or losses of nonconsolidated affiliates is included in our consolidated operating results using the equity method of accounting when we are able to exercise significant influence over the operating and financial decisions of the affiliate. Investments in other companies at carried at cost.
Use of Estimates
The consolidated financial statements of the Company have been prepared in conformity with U.S. GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Information
The Company’s Chief Executive Officer has been identified as the chief operating decision maker. As the chief operating decision maker reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance, the Company has determined that it operates in one operating and reportable segment.
Liquidity and Capital Resources
The Company has incurred losses from operations since inception. The Company incurred net losses of $19.3 million and $14.4 million for the year ended December 31, 2021 and the period from January 21, 2020 (inception) through December 31, 2020, respectively. Accumulated deficit amounts to
$28.1 million and $14.3 million as of December 31, 2021 and 2020, respectively. Net cash used in operating activities was $95.2 million and $1.2 million for the year ended December 31, 2021 and the period from January 21, 2020 (inception) through December 31, 2020, respectively.
On July 16, 2021, the Company received
$512.9
million in cash, net of redemption and transaction costs as a result of the Business Combination (see Note 3, Business Combination). As of December 31, 2021, the Company has
$445.1
million in unrestricted cash. Management expects that the Company’s current source of liquidity including cash, after taking consideration of the current projections of cash flow used in operating and investing activities, will be sufficient to meet its liquidity requirements for at least one year from the issuance date of these consolidated financial statements. Based on the above considerations, the Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations.
Risks and Uncertainties
The Company is subject to a variety of risks and uncertainties common to early-stage companies with a history of losses and are expected to incur significant expenses and continuing losses for the foreseeable future. The risks and uncertainties include, but not limited to, further development of its technology, marketing and distribution channels, further development of its supply chain and manufacturing, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and the ability to secure additional capital to fund operations.
Reclassifications
Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation in the consolidated financial statements and the accompanying notes.
Note 2. Summary of Significant Accounting Policies
Revenue
The Company enters into sales contracts with customers for the purchase of the Company’s products and service including fuel cell systems, fuel cell electric vehicles (“FCEVs”), parts, product support, and other related services. The Company accounts for revenue in accordance with ASC Topic 606,
Revenue from Contracts with Customers
(“ASC 606”). Revenue is measured based on the transaction price specified in a contract with a customer, subject to the allocation of the transaction price to distinct performance obligations. The Company recognizes revenue when it satisfies a performance obligation by transferring control of product or service to a customer. Determining the timing of the transfer of control, at a point in time or over time, requires judgment. On standard vehicle sales contracts, revenues are recognized at a point in time when customers obtain control of the vehicle, that is when transfer of title and risks and rewards of ownership of goods have passed and when obligation to pay is considered certain. Provisions for warranties are made at the time of sale. Sales, value-added, and other taxes we collect concurrent with revenue producing activities are excluded from revenue.

In general, payment terms for sales of FCEVs to certain customers have included installment billing terms to fund the Company’s working capital requirements. The Company does not adjust the transaction price for a significant financing component when the performance obligation is expected to be fulfilled within a year as the amount is not material. In China, the Company has granted extended payment terms on selected receivables (see Note 4, Revenue). The Company does not include a right of return on its products other than rights related to standard warranty provisions that permit repair or replacement of defective goods.
The Company recognizes the incremental costs of obtaining contracts, including commissions, as an expense when incurred as the contractual period of our arrangements are expected to be one year or less. Amounts billed to customers related to shipping and handling are classified as Revenue, and the Company has elected to recognize the cost for freight and shipping when control over vehicles, parts, or accessories have transferred to the customer as an expense in Cost of revenue.
Accounts Receivable
Accounts receivable primarily arise from sales of FCEVs to customers in the normal course of business. They are stated at the amount billed or billable to customers, net of any allowance for credit losses. An allowance for credit losses accounts is established through a charge to Selling, general
,
and administrative (“SG&A”) expenses. The allowance is an estimate of the amount required to absorb probable losses on receivables that may become uncollectible. The receivables are written-off when amounts due are determined to be uncollectible. Since the date of inception, the Company has not experienced significant losses or past due amounts on trade and other receivables. As of December 31, 2021 and 2020, the Company recorded no allowance for credit losses.
Concentration of Supply Risk
The Company is subject to risks related to its dependence on suppliers as some of the components and technologies used in the Company’s products are produced by a limited number of sources or contract manufacturers. The inability of these suppliers to deliver necessary components in a timely manner, at prices and quantities acceptable to the Company may cause the Company to incur transition costs to other suppliers and could have a material and adverse impact on the Company’s business, growth and financial and operating results. The Company currently relies and expects to rely on Horizon as a single source supplier of hydrogen fuel cell systems until completion of Hyzon hydrogen fuel cell manufacturing facilities.
Warranties
In most cases, products that customers purchase from us are covered by
 a
one to six-year limited product warranty. At the time products are sold, the Company estimates the cost of expected future warranty claims and accrues estimated future warranty costs in Cost of revenue. These estimates are based on industry information, actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history, and changes to the historical or projected warranty experience may cause changes to the warranty reserve when the Company accumulates more actual data and experience in the future. The Company will periodically review the adequacy of its product warranties and adjust, if necessary, the warranty percentage and accrued warranty liability for actual historical experience. The Company accrued warranty obligations of $1.1 million within Other liabilities as of December 31, 2021.

Leases
The Company accounts for leases in accordance with ASC Topic 842,
Leases
(“ASC 842”). The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a right of use (ROU) asset and a lease liability (i.e., finance obligation) at the lease commencement date. For operating and finance leases, the lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date and is subsequently measured at amortized cost using the effective interest method. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.
The Company has operating or finance leases for office space, research and development space, warehouse and manufacturing space. For finance leases, lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset results in straight-line rent expense over the lease term.
The lease term for all of the Company’s leases includes the noncancelable period of the lease, plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
Lease payments included in the measurement of the lease liability comprise fixed payments, and the exercise price of a Company option to purchase the underlying asset if the Company is reasonably certain to exercise the option. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense.
The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. The Company has elected not to recognize leases with original lease terms of 12 months or less (“short-term leases”) on the Company’s balance sheet. Short-term lease cost was immaterial for the year ended December 31, 2021 and for the period from January 21, 2020 (inception) through December 31, 2020.
Cash & Restricted Cash
Cash includes cash held in banks. The Company deposits its cash with high credit quality institutions to minimize credit risk exposure.
Restricted cash is pledged as security for letters of credit or other collateral amounts established by the Company for certain lease obligations, corporate credit cards, and other contractual arrangements. The Company presents restricted cash separately from unrestricted cash on the Consolidated Balance Sheets, included within Other assets. As of December 31, 2021, the Company has
$4.2 million in restricted cash. The Company had no restricted cash as of December 31, 2020.
Inventory
Inventories are stated at the lower of cost and net realizable value (“NRV”). Cost is determined using the first-in, first-out method (FIFO) for all inventories. We write-down inventory for any excess or obsolete inventoried or when we believe that the net realizable value of inventories is less than the carrying value. Inventory write-downs are recognized in Cost of revenue.

Property, Plant, and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Major improvements that extend the useful life or add functionality are capitalized. Repair and maintenance costs are expensed as incurred. The cost of properties sold or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the balance sheet accounts at the time of disposal and resulting gains and losses are included as a component of operating income. Depreciation is recorded on a straight-line basis over the shorter of the lease term or the following estimated useful lives of the assets.

Years
Buildings and improvements	30 years
Leasehold improvements	5 years
Machinery and equipment	7 years
Software	3 - 5 years
Vehicles	5 years

Investments in Equity Securities
The Company owns common shares, participation rights, and options to purchase additional common shares in certain private companies. The Company does not have control and does not have the ability to exercise significant influence over operating and financial policies of these entities. The investment does not have a readily determinable fair value and thus the investment is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. Changes in the fair values of the investments are recorded in Other income (expense) on the Consolidated Statements of Operations and Comprehensive Loss (see Note 10, Investments in Equity Securities).
Investments in Non-consolidated Affiliates
Equity method investments are recorded at original cost and adjusted periodically to recognize (i) the Company’s proportionate share of the investees’ net income or losses after the date of investment, (ii) additional contributions made and dividends or distributions received, and (iii) impairment losses resulting from adjustments to fair value.
The Company assesses the potential impairment of equity method investments and determines fair value based on valuation methodologies, as appropriate, including the present value of estimated future cash flows, estimates of sales proceeds, and market multiples. If an investment is determined to be impaired and the decline in value is other than temporary, a write-down is recorded as appropriate.
Fair Value Measurements
Financial assets and liabilities are categorized, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. Observable market data, when available, is required to be used in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Warrant liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480,
Distinguishing Liabilities from Equity
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and adjusted to the current fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the Consolidated Statements of Operations and Comprehensive Loss (see Note 16, Stockholders’ Equity).
Earnout liability
As a result of the Business Combination, the Company recognized earnout shares to Legacy Hyzon’s common stockholders as a liability. Pursuant to ASC 805-10,
Business Combinations
(“ASC 805”) the Company determined that the initial fair value of the earnout shares should be recorded as a liability with the offset recorded to additional paid-in capital and with subsequent changes in fair value recorded in the Consolidated Statements of Operations and Comprehensive Loss at each reporting period. The earnout shares to other holders of outstanding equity awards are accounted for under ASC 718,
Stock Compensation
(“ASC 718”), as these earnout shares are compensatory in nature, as they relate to services provided or to be provided to the Company.
Impairment of Long-Lived Assets
The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from expected undiscounted future cash flows from operations. An impairment charge would be recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. Fair value is determined using either the market or sales comparison approach, cost approach or anticipated cash flows discounted at a rate commensurate with the risk involved. The Company did not record any impairment loss for the year ended December 31, 2021, nor for the period from January 21, 2020 (inception) through December 31, 2020.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.
The Company accounts for uncertain tax positions in accordance with ASC Topic 740,
Income Taxes
(“ASC 740”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in its consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater th an
50
%

likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the Consolidated Statements of Operations and Comprehensive Loss.

Foreign Currency Translation and Transactions
The functional and reporting currency of each of the Company’s foreign subsidiaries is determined based on the primary currency in which they operate and appropriate economic factors. For the translation from the applicable foreign currencies to U.S. dollars, period-end exchange rates are utilized for balance sheet accounts and weighted average exchange rates for each period for revenue and expense accounts. The cumulative translation adjustments are recognized as a component of Accumulated other comprehensive loss.
For all transactions denominated in a currency other than a subsidiary’s functional currency, exchange rate gains and losses are recognized in earnings in the period incurred. Net foreign currency transaction losses of $1.3 million and a negligible amount were recorded for the year ended December 31, 2021 and for the period from January 21, 2020 (inception) through December 31, 2020, respectively. These amounts are recorded in Other income (expense) on the Consolidated Statements of Operations and Comprehensive Loss.
Stock-based Compensation
Incentive plans that provide for the granting of stock-based compensation to employees, directors, and consultants are described in Note 15, Stock-based Compensation Plans. The Company recognizes compensation expense for its stock-based compensation programs, which can include stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance awards.
The fair value of stock option awards with only service and/or performance conditions is estimated on the grant or offering date using the Black-Scholes option-pricing model. Assumptions used to estimate compensation expense include fair value of common stock, expected price volatility of common stock, expected term, risk-free interest rates, and expected dividend yield. The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, net of actual forfeitures in the period.
For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. In the period in which the qualifying event is probable, we will record a cumulative one-time stock-based compensation expense determined using the grant-date fair values.
Research and Development
Research and development costs arise from ongoing activities associated with improving existing products and advancing development of new and next generation products. Research and development costs that do not meet the requirements to be recognized as an asset, as the associated future benefits are uncertain and no alternative future use is identified, are expensed as incurred.
Selling, General
,
and Administrative Expense
Selling, general, and administrative expense consist of personnel costs, depreciation and amortization, sales and marketing costs, and facilities expense. These costs are recognized when incurred.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of two components, net income (loss) and comprehensive income (loss). Foreign currency translation adjustments are reported in Comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Variable Interest Entity Arrangements
The Company performs both qualitative and quantitative analysis of its variable interests, including loans, guarantees, and equity investments, to determine if the Company has any variable interests in variable interest entities. Qualitative analysis is based on an evaluation of the design of the entity, its organizational structure including decision maki
n
g ability, and financial agreements. Quantitative analysis is based on the entity’s forecasted cash flows. U.S. GAAP requires a reporting entity to consolidate a variable interest entity when the reporting entity has a variable interest that provides it with a controlling financial interest in the variable interest entity. The entity that consolidates a variable interest entity is referred to as the primary beneficiary of that variable interest entity. The Company uses qualitative and quantitative analyses to determine if it is the primary beneficiary of variable interest entities.
In 2020,
Hyzon entered into a joint venture agreement (the “JV Agreement”) with Holthausen Clean Technology Investment B.V. (“Holthausen”) (together referred to as the “Shareholders”) to establish a venture in the Netherlands called Hyzon Motors Europe B.V. (“Hyzon Europe”). The Shareholders combined their resources in accordance with the JV Agreement to mass commercialize fuel cell trucks within the European Union and nearby markets such as the United Kingdom, the Nordic countries, and Switzerland through Hyzon Europe. Hyzon and Holthausen have
50.5
% and
49.5
% ownership interest in the equity of Hyzon Europe, respectively.
The Company
determined it is the primary beneficiary of Hyzon Europe because it serves as the manager of the Hyzon Europe’s operations, for which it owns 50.5%, thereby giving the Company the power to direct
activities
of the Hyzon Europe that most significantly impact its economic performance. The Company also has exposure to the losses of the entity and the right to receive benefits from the entity that could potentially be significant to the entity as a result of its equity interest. The Consolidated Balance Sheets after elimination of any intercompany transactions and balances include assets of $50.7 million and $1.0 million as of December 31, 2021 and 2020, respectively, and liabilities of $15.9 million and $1.2 million as of December 31, 2021 and 2020, respectively, related to Hyzon Europe. The noncontrolling interest represents Holthausen’s ownership interest in Hyzon Europe.
On October 18, 2021, the Company’s wholly owned subsidiary, Hyzon Automotive Technology Co., Ltd. (“Hyzon China”) entered into a joint venture agreement (the “Foshan JV Agreement”) with Foshan Zhongbang Earthwork Engineering Co., Ltd. (“FSZB”) and a private citizen of People’s Republic of China (together referred to as the “Foshan JV Shareholders”) forming Foshan Hyzon New Energy Technology Co., Ltd. (“Hyzon Foshan”). Foshan JV Shareholders engages in the commercial sales, operation, leasing and promotion of fuel cell muck-truck, mixer-truck and other construction vehicles within Foshan City, Guangdong Province. Hyzon, FSZB, and the private citizen shareholder have a 51.0%, 44.0%, and 5.0% interest in the equity of the Company, respectively.
The Company determined it is primary beneficiary of Hyzon Foshan, with 51.0% control of shareholder voting, thereby giving the Company the power to direct activities of Hyzon Foshan. The Company also has exposure to the losses of the entity and the right to receive benefits from the entity that could potentially be significant to the entity as a result of its equity interest. The Consolidated Balance Sheets after elimination of any intercompany transactions and balances include assets of $1.6 million and de minimis liabilities as of December 31, 2021, related to Hyzon Foshan. The noncontrolling interest represents the other joint venture partners’ ownership interest in Hyzon Foshan.
Net Income (Loss) Per Share
Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) by the weighted average number of common shares and all potential common shares outstanding, unless the impact would be anti-dilutive, during each period presented.
The diluted net income (loss) per share attributable to common stockholders’ calculation recognizes the dilution that would occur if stock options, other stock-based awards or other contracts to issue common stock were exercised or converted into shares using the treasury stock method (see Note 18, Loss Per Share).

Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In October 2021, the FASB issued ASU No. 2021-08,
Business Combination (Topic 805)
: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in ASC 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The Company is in the process of assessing the impact of this guidance on its consolidated financial statements.
Recently adopted accounting pronouncements
In November 2021, the FASB issued ASU No. 2021-10,
Government Assistance (Topic 832)
: Disclosures by Business Entities about Government Assistance. This ASU requires business entities to disclose information about government assistance they receive if the transactions were accounted for by analogy to either a grant or a contribution accounting model. The disclosure requirements include the nature of the transaction and the related accounting policy used, the line items on the balance sheets and statements of operations that are affected and the amounts applicable to each financial statement line item and the significant terms and conditions of the transactions, including commitments and contingencies. The ASU is effective for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. The disclosure requirements can be applied either retrospectively or prospectively to all transactions in the scope of the amendments that are reflected in the financial statements at the date of initial application and new transactions that are entered into after the date of initial application. The ASU does not have and is currently not expected to have a material impact on the consolidated financial statements.
The Company considers the applicability and impact of all ASUs. The Company assessed ASUs not listed above and determined that they either were not applicable or were not expected to have a material impact on the consolidated financial statements.
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
The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP, with no goodwill or other intangible assets recorded and the net assets of Legacy Hyzon consolidated with DCRB at historical cost. Under this method of accounting, DCRB is treated as the “acquired” company for financial reporting purposes. The reverse recapitalization is retrospectively adjusted in the consolidated statements of stockholders’ equity to reflect the Company’s equity structure for all periods presented.
As a result of the Business Combination, each share of common stock of Legacy Hyzon, par value $0.001 per share, was converted to 1.772 shares of Class A common stock (the “Exchange Ratio”), par value
 $0.0001
per
share of the Company, resulting in the issuance of approximately

173.4 million shares of Class A common stock. Additionally, the Company reserved for issuance approximately 21.7 million shares of Class A common stock in respect to outstanding options and RSUs issued in exchange for options, RSUs and warrants of the Company.

Immediately prior to the Business Combination, Legacy Hyzon issued to Hymas approximately 4.1 million shares of Legacy Hyzon common stock without any consideration, which was converted to approximately 7.2 million of Class A common stock.
DCRB held subscription agreements with certain investors to issue and sell an aggregate of 35,500,000 shares of Class A common stock of DCRB for $10.00 per share for an aggregate commitment of $355,000,000 (the “PIPE Financing”). At the closing of the Business Combination, DCRB consummated the PIPE Financing, and those proceeds became part of the Company’s capital.
Pursuant to the terms of the Convertible Notes described in Note 9, immediately prior to the Business Combination the outstanding principal of $45 million as well as the accrued interest on the Convertible Notes automatically converted into shares of the Company at a price per share equal to 90% of the price per share paid by the PIPE Financing investors, and upon the closing, converted into 5,022,052 shares of common stock of the post-combination company.
In accordance with an agreement executed
 in
July 2020, Ascent Funds Management LLC (“Ascent”) was granted options to purchase shares of Legacy Hyzon common stock (the “Ascent Options”) at an exercise price of $2.73 per share. Immediately prior to the consummation of the Business Combination, the Ascent Options were automatically exercised in full on a cashless basis into approximately 3.9 million shares of Legacy Hyzon common stock, which converted into approximately 6.9 million shares of Class A common stock in connection with the Business Combination.
Immediately after giving effect to the Business Combination, PIPE Financing, Convertible Note conversion, and Ascent Options exercise described above, there were 246,994,209 shares of Class A common stock of the Company issued and outstanding.

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Shares
Common Stock of DCRB	20,483,179
DCRB Founders	5,643,125

Total DCRB	26,126,304
Conversion of Ascent options (Post-Cashless Exercise)	6,871,667
Conversion of convertible notes	5,022,052
PIPE shares	35,500,000

Reverse recapitalization transaction	73,520,023
Legacy Hyzon Shares after conversion (1)	173,474,186
Total shares of Common Stock immediately after Business Combinati on	246,994,209

(1)
The number of Legacy Hyzon shares was determined from the 97,897,396 shares of Legacy Hyzon common stock outstanding immediately prior to the closing of the Business Combination converted at the Exchange Ratio of
1.772.
All fractional shares were rounded down.

The following table reconciles the elements of the Business Combination to the Consolidated Statements of Cash Flows for the year ended December 31, 2021 (in thousands):

Recapitalization
Cash – DCRB trust and cash, net of redemptions and liabilities recorded by DCRB of $13.5 million	$191,181
Cash – PIPE Financing, net of transaction costs of $14.2 million	340,797
Less: transaction costs allocated to equity	(19,042)

Effect of Business Combination, net of redemption and transaction costs	$512,936

The Company issued equity classified common shares and certain liability classified earnout shares. Transaction costs of $
6.4
million attributable to the liability classified earnout shares were expensed. The rest was attributable to the equity classified common shares and recorded as a reduction to Additional paid-in capital in the Consolidated Balance Sheets.
The following table reconciles the elements of the Business Combination to the Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2021 (in thousands):

Recapitalization
Cash – DCRB trust and cash, net of redemptions and liabilities recorded by DCRB of $13.5 million	$191,181
Cash – PIPE Financing, net of transaction costs of $14.2 million	340,797
Conversion of convertible notes into common stock	50,198
Recognize earnout liability	(188,373)
Recognize Private Placement Warrants liability	(19,395)
Recapitalization of Legacy Hyzon common shares	83
Less: transaction costs allocated to equity	(19,857)

Effect of Business Combination, net of redemption and transaction costs	$354,634

Warrants
On October 22, 2020, DCRB consummated the Initial Public Offering of 22,572,502 units and each unit consists of one share of Class A common stock and one-half of one public warrants (the “Public Warrants”). Simultaneously with the closing of the Initial Public Offering, DCRB consummated the private sale of 6,514,500 warrants (the “Private Placement Warrants”), including 514,500 warrants as a result of the underwriters’ partial exercise of their over-allotment option on November 12, 2020, at a price of $1.00 per Private Placement Warrant in a private placement to Decarbonization Plus Acquisition Sponsor, LLC (the “Sponsor”), DCRB’s independent directors and an affiliate of DCRB’s chief executive officer. At the closing of the Business Combination, DCRB and the Sponsor entered into a note agreement, whereby the Sponsor agreed to loan DCRB an aggregate of $1,500,000 to cover working capital requirements. The note agreement converted at the Business Combination date into 1,500,000 additional Private Placement Warrants.

Upon the closing of the Business Combination, Hyzon assumed these outstanding warrants. See Note 16, Shareholders’ Equity.

Earnout
Following the closing of the Business Combination, holders of the Company’s legacy common stock and outstanding equity awards (including warrant, stock option and RSU holders) were granted the right to receive up to an aggregate amount of 23,250,000 shares of Class A common stock that would vest in
three tranches of (i)
9,000,000
, (ii)
9,000,000
and (iii)
5,250,000
shares if the trading price of the common stock of the Company achieves $
18
, $
20
, and $
35
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
The Company recognized earnout shares to Legacy Hyzon’s common stockholders as a liability. The earnout liability was $103.8 million and $188.4 million as of December 31, 2021 and at the close of the Business Combination, respectively. The change in earnout liability was recorded within other income in the
Consolidated Statements of Operations and Comprehensive Loss. The Company recognized the earnout shares to other equity holders as separate and incremental awards from other equity holders’
underlying stock-based compensation awards in accordance with ASC 718.
Certain earnout awards accounted for under ASC 718 were vested at the time of grant, and therefore recognized immediately as compensation expense. Certain other earnout awards accounted for under ASC 718 contained performance and market-based vesting conditions, and as the performance conditions are not deemed probable at December 31, 2021, no compensation expense has been recorded related to these awards. Total compensation expense recorded for the year ended December 31, 2021 related to earnout awards was $13.1 million.
Note 4. Revenue
For the year ended December 31, 2021, the Company recognized $6.0 million in sales of FCEVs, of which
$2.2
million was recognized in the European region an
d $3.8
million was recognized in China. See Note 17, Related Party Transactions, discussing the assignment of certain sales contracts from our related party Holthausen. The Company had not recognized any revenue for the period from
January 21, 2020 (inception) through December 31, 2020.
In accordance with ASC 606, we are required to evaluate customers’ ability and intent to pay substantially all of the consideration to which the Company is entitled in exchange for the vehicles transferred to the customer, i.e., collectability of contracts with customers. Certain of our customers in China are special purpose entities established in response to China’s national hydrogen fuel cell vehicle pilot program. While in the Company’s estimation these customers have strong business plans and management teams, in consideration of these customers’ limited operating history and extended payment terms in their contracts, the Company determined the collectability criterion is not met with respect to contract existence under ASC 606, and therefore, an alternative model of revenue recognition has been applied to this arrangement.
The
$3.8
million of revenue recognized under these arrangements is equal to the consideration received as of December 31, 2021, as such amounts are non-refundable, and the Company has transferred control of the vehicles delivered to the customer. As of December 31, 2021, the Company is entitled to

$13.6
million in future payments for vehicles delivered in 2021. The Company will continue to monitor these customers and evaluate the collectability criterion as of each reporting period.
The total cost of FCEVs delivered to these customers in China were recorded within Cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss since the Company no longer has the control of these FCEVs.

Customer Concentration
We have established relationships with a number of customers, many of whom could unilaterally terminate their relationship with us or materially reduce the amount of business they conduct with us at any time. Market competition, customer requirements, customer financial condition and customer consolidation through mergers or acquisitions also could adversely affect our ability to continue or expand these relationships. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers on acceptable terms or at all or collect amounts owed to us from insolvent customers. The loss of one or more of our major customers could adversely affect our business, financial condition and results of operations.
For the year ended December 31, 2021, the Company’s top two customers made up
60.6% and 22.5%
of revenue, respectively. As of December 31, 2021, three customers made up 39.4%, 19.6%, and 13.0% of accounts receivable, respectively.
Contract Balances
Contract liabilities relate to the advance consideration invoiced or received from customers for products and services prior to satisfying a performance obligation or in excess of amounts allocated to a previously satisfied performance obligation. These amounts are included within Contract liabilities in the Consolidated Balance Sheets.

Significant changes in the contract liabilities balances are as follows (in thousands):

	Year Ended December 31, 2021	For the period January 21, 2020 (Inception) – December 31, 2020
Contract liabilities - beginning of period	$2,608	$—
Increases net of amounts recognized as revenue during the period	8,622	2,608
Revenue recognized, included in the contract liability balance in the beginning of the period	—	—
Contract liabilities - end of period	$11,230	$2,608
Remaining Performance Obligations
The transaction price associated with remaining performance obligations related to binding orders for commercial vehicles and other contracts with customers was $22.4 million and $10.0 million as of December 31, 2021 and December 31, 2020, respectively. The Company expects to recognize substantially all its remaining performance obligations as revenue over the next 12 months.

Note 5. Inventory
Inventory consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Raw materials	$15,727	$—
Work in process	3,518	—

Total inventory	$19,245	$—

We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. Inventory write-downs recognized in cost of revenue for the year ended December 31, 2021 were nil. The Company had no inventory as of December 31, 2020.

Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Deposit for fuel cell components (see Note 1 7 )	$5,008	$—
Vehicle inventory deposits	7,907	577
Production equipment deposits	4,423	—
Other prepaids	2,477	271
Prepaid insurance	5,079	—
VAT receivable from government	2,173	—
VAT receivable from customers	903	—

Total prepaid expenses and other current assets	$27,970	$848

Note 7. Property, Plant, and Equipment, net
Property, plant, and equipment, net consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Land and building	$2,818	$—
Machinery and equipment	8,792	371
Software	596	—
Leasehold improvements	968	—
Construction in progress	1,828	60

Total Property, plant, and equipment	15,002	431
Less: Accumulated depreciation and amortization	(691)	(13)

Property, plant and equipment, net	$14,311	$418

Depreciation and amortization expense totaled $0.7
million for the year ended December 31, 2021. Depreciation and amortization expense was negligible for the period from January 21, 2020 (inception) to December 31, 2020.
Note 8. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Payroll and payroll related expenses	$2,247	$54
Accrued professional fees	2,545	900
Other accrued expenses	1,234	108

Accrued liabilities	$6,026	$1,062

Note 9. Convertible Notes
On August 24, 2020, Legacy Hyzon entered into two Convertible Note Purchase Agreements (the “Agreements”), each with a separate purchaser. Each agreement authorized the issuance and sale of convertible promissory notes (the “2020 Notes”). The 2020 Notes issued on August 24, 2020 had a combined principal amount of $0.5 million and each bore an interest rate of 10%, payable semi-annually in cash or in the form of the 2020 Notes. The 2020 Notes were set to mature one year after the issuance date (i.e., August 24, 2021), unless converted at a prior date.
Upon the consummation of an initial closing of a Qualified Financing, as defined, the 2020 Notes were convertible into a variable number of shares of the series or class of capital stock sold in the Qualified Financing equal to the par value of the 2020 Notes, either automatically or at the option of Legacy Hyzon. A Qualified Financing is defined as a private round of equity financing consummated by Legacy Hyzon resulting in aggregate proceeds of at least $10 million including the aggregate principal balance of the 2020 Notes as converted, with a minimum pre-money valuation equal to at least $175 million.
On October 19, 2020, Legacy Hyzon closed a Qualified Financing and the 2020 Notes were converted into 250,000 common shares.

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
For the period from February 2021 to the close date of the Business Combination, the Company recorded $0.2 million of interest expense related to the stated interest for the Convertible Notes and $5.0 million related to the change in the value of the bifurcated embedded derivative within interest expense.
Upon the closing, immediately prior to the Business Combination, the Convertible Notes and the accrued interest automatically converted into 5,022,052 shares of common stock of the Company (see Note 3
,
 Business Combination).

Note
10
. Investments in Equity Securities
We have certain equity security investments which are included in Investments in equity securities on the Consolidated Balance Sheets.
The Company owns common shares, participation rights, and options to purchase additional common shares in Global NRG H2 Limited (“NRG”). The Company does not have control and does not have the ability to exercise significant influence over the operating and financial policies of this entity. The Company’s investment totaled $0.1 million as of December 31, 2020 and the
C
ompany
increased
 its investment
to $2.5 million as of December 31, 2021.
On July 29, 2021, the Company entered into a Master Hub Agreement with Raven SR, LLC (“Raven SR”) whereby Raven SR granted to the Company a right of first refusal to co-invest in up to 100 of Raven SR’s first 200 solid waste-to-hydrogen generation and production facilities hubs), and up to 150 of Raven SR’s gas-to-hydrogen generation and production facilities across the United States on a hub-by-hub basis. In connection with this agreement, Hyzon invested $2.5
million on July 30, 2021, to acquire a minority interest in Raven SR, and options to purchase additional common shares. The Company’s investment in Raven SR was
$2.5 million as of December 31, 2021.
The Company’s total investments in equity securities as of December 31, 2021 and 2020, were
$5.0 million and $0.1 million,
respectively.

Note 11. Investments in Non-consolidated Affiliates
Investments in non-consolidated affiliates
is comprised of our interests in partially-owned affiliates of which our ownership percentages range from 25% to 40% as of December 31, 2021. We do not control these affiliates but have the ability to exercise significant influence over their operating and financial policies. We account for them using the equity method of accounting.
In July 2021, the Company entered into two joint ventures in the People’s Republic of China. Hyzon China partnered with Jiushuang Tiancheng Motors Service Ltd. (“JSTC”) to form Jiushuang-Hyzon Motor Services, Ltd. (“JSYS”) and partnered with Jiushuang Suda Logistics Ltd. (“JSSD”) to form Jiushuang-Hyzon Logistics, Ltd. (“JSHYS”), (collectively, “Jiushuang JVs”). Jiushuang JVs were established for the purpose of promoting the commercial operation of fuel cell vehicles in the Shanghai, China market. JSYS will be focused on operation of fuel cell buses and JSHYS will be focused on the operation of fuel cell logistics vehicles. The Company’s direct ownership interest in the non-consolidated joint ventures JSYS and JSHYS are
40% and 25%,
respectively.
We recognize the Company’s equity in earnings (losses) for Jiushuang JVs on a quarter lag. Accordingly, the Company recognized the Company’s share of Jiushuang JV’s earnings (losses) for the period, inception through September 30, 2021 in the year ended December 31, 2021 results. As of September 30, 2021, the joint ventures had no business activity. The Company will recognize the Company’s share of Jiushuang JV’s earnings (losses) for the period, from October through December 2021 in the quarter ended March 31, 2022 results.

Note 1
2
. Income Taxes
The Company is subject to income taxes in the U.S. and several non-U.S. jurisdictions. There was no provision for income taxes for the year ended December 31, 2021 and for the period from January 2020 (inception) to December 31, 2020, because the Company is generating tax losses, and the Company’s net deferred tax assets continue to be fully offset by a valuation allowance.
Income (loss) before income taxes is summarized as follows (in thousands):

	Year Ended December 31, 2021	For the period January 21, 2020 (Inception) – December 31, 2020
US	$12,095	$(13,863)
Non-US	(31,380)	(513)

Total	$(19,285)	$(14,376)

A reconciliation of the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2021	For the period January 21, 2020 (Inception) – December 31, 2020
Federal tax at a statutory rate	21.0%	21.0%
Earnings taxed at other than Federal statutory rate	6.8	0.3
Non-deductible interest expense	(5.7)	0.0
Section 162(m)	(25.8)	0.0
Change in fair value of earnout liability	96.7	0.0
Tax basis in acquired IP	0.3	0.0
Other	4.6	0.0
Change in valuation allowance	(97.9)	(21.3)
Income tax provision	0.0%	0.0%
Deferred income tax assets and liabilities are summarized as follows (in thousands):

	December 31, 2021	December 31, 2020
Deferred income tax assets:
Net operating loss carryforward s	$18,672	$931
Stock-based compensation	486	2,097
Lease liabilities	2,565	378
Tax basis in acquired IP	2,031	—
Other accrual s	920	—
Deferred income tax assets - total	24,674	3,406

Deferred income tax liabilities:
Property and equipment	(289)	(4)
Right of use assets	(2,471)	(348)

Deferred income tax liabilities - total	(2,760)	(352)
Deferred income tax assets, net	21,914	3,054
Less: Valuation allowance	21,914	3,054

Deferred income taxes, net	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as carryforward tax losses. At December 31, 2021, the Company had U.S. federal and foreign net operating loss carryforwards (“NOLs”) of

$53.0 million and $30.0
million, respectively, to be used to offset future taxable income. The enti re $53.0

million of U.S federal losses and

$14.0
million of foreign losses can be carried forward indefinitely; the remaining
$16.0
million of foreign losses expire on various dates through 2026.
Under the provisions of Section 382 of the Internal Revenue Code (“IRC”), the U.S. net operating loss and credit carryforwards and other tax attributes may be subject to limitation if there has been a significant change in ownership of the Company, as defined by the IRC. In connection with the Business Combination and the resulting change in ownership, the future utilization of NOL’s maybe be subject to limitation under Section 382 in the US, as well as in some foreign jurisdictions.
In assessing the realizability of deferred tax assets, the Company considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, the Company has determined it is more likely than not that the deferred tax assets as of December 31, 2021 will not be realized. As such, a valuation allowance has been provided against each entity’s net deferred tax assets.
The following table summarizes the activity related to the Company’s valuation allowances (in thousands):

	December 31, 2021	December 31, 2020
Valuation Allowances - beginning of period	$3,054	$—
Local currency increase in reserve	18,860	3,054
Valuation Allowances - end of period	$21,914	$3,054

There w
ere no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021, and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its positions. The

Company is subject to income tax examinations by major taxing authorities in the countries in which it operates since inception.
Note 1
3
. Fair Value Measurements
The Company follows the guidance in ASC Topic 820,
Fair Value Measurement
. For assets and liabilities measured at fair value on a recurring and nonrecurring basis, a three-level hierarchy of measurements based upon observable and unobservable inputs is used to arrive at fair value. The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

As of December 31, 2021 and 2020, the carrying amount of accounts receivable, other current assets, other assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities.
The Company did not have warrant liabilities or earnout liabilities as of December 31, 2020. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Total
Warrant Liability – Private Placement Warrants	$15,228	$—	$—	$15,228
Earnout shares liability	—	—	103,761	103,761

Private Placement Warrants
The estimated fair value of the private placement warrants (the “Private Placement Warrants”) at July 16, 2021 is determined using Level 3 inputs by using the binominal lattice model (“BLM”), the application of BLM requires the use of several inputs and significant unobservable assumptions, including volatility. Significant judgment is required in determining the expected volatility of our common stock. The following table provides quantitative information regarding Level 3 fair value measurement inputs:

Assumption	July 16, 2021
Stock price	$10.33
Exercise price (strike price)	$11.50
Risk-free interest rate	0.8%
Volatility	34.2%
Remaining term (in years)	5.00

Following the lapsing of certain transferability restrictions subsequent to the Business Combination, the features of the Private Placement Warrants became identical to the Public Warrants (as defined in Note 16, Stockholders’ Equity), except that so long as they are held by the sponsor of the Business Combination, the Private Placement Warrants are not redeemable by the Company. Due to these similarities, the estimated fair value of the Private Placement warrants was equal to the fair value of the Public Warrants using level 1 inputs at December 31, 2021.
The following table presents the changes in the liability for Private Placement Warrants during the year ended December 31, 2021 (in thousands):

Balance as of July 16, 2021	$19,395
Change in estimated fair value	(4,167)

Balance as of December 31, 2021	$15,228

Earnout
The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model. The inputs into the Monte-Carlo pricing model included significant unobservable inputs. The following table provides quantitative information regarding Level 3 fair value measurement inputs:

Assumption	December 31, 2021	July 16, 2021
Stock price	$6.49	$10.33
Risk-free interest rate	1.2%	0.8%
Volatility	90.0%	90.0%
Remaining term (in years)	4.54	5.00

The following table presents the changes in earnout liability during the nine months ended December 31, 2021 (in thousands):

Balance as of July 16, 2021	$188,373
Change in estimated fair value	(84,612)

Balance as of December 31, 2021	$103,761

The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded.

Note 1
4
. Commitments and Contingencies
Legal Proceedings
The Company is subject to, and may become a party to, a variety of litigation, other claims, suits, regulatory actions and government investigations and inquiries in the ordinary course of business. The Company is party to current legal proceedings as discussed more fully below.
Three related putative securities class action lawsuits were filed between September 30, 2021 and November 15, 2021, in the U.S. District Court for the Western District of New York against the Company, certain of the Company’s current officers and directors and certain officers and directors of DCRB: (Kauffmann v. Hyzon Motors Inc., et al. (No. 21-cv-06612-CJS), Brennan v. Hyzon Motors Inc., et al. (No. 21-cv-06636-CJS), and Miller v. Hyzon Motors Inc. et al. (No. 21-cv-06695-CJS)), asserting violations of federal securities laws. The complaints generally allege that the Company and individual defendants made materially false and misleading statements relating to the nature of the Company’s customer contracts, vehicle orders, and sales and earnings projections, based on allegations in a report released on September 28, 2021, by Blue Orca Capital, an investment firm that indicated that it held a short position in our stock and which has made numerous allegations about the Company. These lawsuits have been consolidated under the caption In re Hyzon Motors Inc. Securities Litigation (Case No. 6:21-cv-06612-CJS-MWP), and on March 21, 2022, the court-appointed lead plaintiff filed a consolidated amended complaint seeking monetary damages.
Between December 16, 2021 and January 14, 2022, three related shareholder derivative lawsuits were filed in the U.S. District Court for the Western District of New York: (Lee v. Anderson et al. (No. 21-cv-06744-CJS); Révész v. Anderson et al. (No. 22-cv-06012-CJS); and Shorab v. Anderson et al. (No. 22-cv-06023CJS)). On February 2, 2022, a similar shareholder derivative lawsuit was filed in the U.S. District Court for the District of Delaware (Yellets v. Gu et al. (No. 22-cv-00156), and on February 3, 2022, another similar shareholder derivative lawsuit was filed in the Supreme Court of the State of New York, Kings County (Ruddiman v. Anderson et al. (No. 503402/2022)). These lawsuits name as defendants the Company’s current directors and certain former directors of DCRB, along with the Company as a nominal defendant, and generally allege that the individual defendants breached their fiduciary duties by making or failing to prevent the misrepresentations alleged in the consolidated securities class action, and assert claims for violations of federal securities laws, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These lawsuits generally seek equitable relief and monetary damages.
On March 18, 2022, a putative class action complaint, Malork v. Anderson et al. (C.A. No. 2022-0260- KSJM), was filed in the Delaware Court of Chancery against certain officers and directors of DCRB, DCRB’s sponsor, and certain investors in DCRB’s sponsor, alleging that the director defendants and controlling shareholders of DCRB’s sponsor breached their fiduciary duties in connection with the merger between DCRB and Legacy Hyzon. The complaint seeks equitable relief and monetary damages.
Between January 26, 2022 and March
28
, 2022, Hyzon received
four
 demands for books and records pursuant to Section 220 of the Delaware General Corporation Law from stockholders who state they are investigating whether to file similar derivative or stockholder lawsuits, among other purposes. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.
On January 12, 2022, the Company announced that it had received a subpoena from the SEC for production of documents and information, including documents and information related to the allegations made in the September 28, 2021 report issued by Blue Orca Capital. The Company is cooperating with the SEC.
The proceedings are subject to uncertainties inherent in the litigation process. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of legal defense and settlement costs, diversion of resources, and other factors, and there can be no assurances that favorable outcomes will be obtained. Based on the early-stage nature of these cases, we cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

Note 15. Stock-based Compensation Plans
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
The 2020 Plan was terminated in connection with the Business Combination in July 2021, and Legacy Hyzon will not grant any additional awards under the 2020 Plan. Any ungranted shares under the 2020 plan expired. However, the 2020 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under it. At the closing of the Business Combination, the outstanding awards under the 2020 Plan were converted at the Exchange Ratio. Share and per share information below have been converted from historical disclosure based on the Exchange Ratio.
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”) was approved by the Board of Directors on June 24, 2021, and subsequently approved by the stockholders on July 15, 2021. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs and performance awards to the Company’s employees, directors, and consultants. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan is 23,226,543 shares. In connection with the Business Combination, 21,339,493 shares of Class A common stock subject to outstanding equity awards granted under the 2020 Plan were converted into equity awards under the 2021 Plan. The number of shares of common stock available for issuance under the 2021 Plan will also include an annual increase on the first day of each year beginning in 2022 and ending in 2031, equal to the lesser of (A) two and one-half percent of the shares outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Board of Directors.

Stock Options and RSUs
The following table summarizes the Company’s stock option and RSU activity:

	Stock Options				RSUs
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual (Years)	Aggregate Intrinsic Value (in 000s)	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020 (1)	19,826,031	$1.13			—	$—
Granted	281,748	$1.13			2,799,657	$6.03
Exercised or released	(436,037)	$(1.22)			(428,107)	$6.28
Forfeited/Cancelled	(360,602)	$(1.13)			(518,865)	$5.39

Outstanding at December 31, 2021	19,311,140	$1.29	13.07	100,885	1,852,685	$6.14

Vested and expected to vest, December 31, 2021	13,773,623	$1.13	12.69	74,322	1,852,685	$6.14
Exercisable and vested at December 31, 2021	12,126,266	$1.13	13.39	65,013

(1)	Prior period options have been adjusted to give effect to the reverse recapitalization transaction, see Note 3, Business Combination.
For all employees other than executives described below, option awards are generally granted with an exercise price equal to the fair value of the Company’s stock at the date of the grant. The awards generally have a five-year contractual term. The option period and provisions for each option granted are determined at the time of the grant, but generally vest a portion on the date of grant and then ratably each anniversary after issuance over a 5-year
period of continuous service. The fair value of these stock option awards is estimated as of the grant date using a Black Scholes option pricing model and the following assumptions: a risk-free interest rate based on the U.S. Treasury yield curve at the date of grant; an expected or contractual term; and expected volatility based on an evaluation of comparable public companies’ measures of volatility. The Company does not anticipate declaring dividends on common shares now or in the near future and has therefore assumed no dividend rate.
The following table discloses the assumptions, or range of assumptions, utilized for stock options for each of the grant years as follows:

	2021	2020
Expected term of options (years)	5.0	0.4 to 5.0
Risk free interest rate	0.79%	0.1-0.4%
Volatility	90%	90%
Expected dividend	$0.00	$0.00

As of December 31, 2021, there was $2.1 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 4.58 years.
Restricted stock
units granted under the Plans typically vest over a
 four or fi
ve
-year period beginning on the date of grant. Restricted stock units will be settled through the issuance of an equivalent number of shares of our common stock and are equity classified. The fair value of restricted shares is determined based upon the stock price on the date of grant. As of December 31, 2021, unrecognized compensation costs related to nonvested RSUs of $10.1 million is expected to be recognized over a remaining weighted average period
of 3.69
years.

Executives’ Awards
On November 12, 2020, included in the stock options discussed above, 11,075,000 options were granted to the Company’s Executive
Chairman which vest in two equal tranches and have a contractual term of

15
years. The first tranche vested on the grant date, are immediately exercisable, have an exercise price of $
1.13
per share, and resulted in $
4.9
million of compensation expense during 2020. The second tranche contains performance and market conditions for vesting which require an exit event of Horizon at escalating minimum equity values each year, within six years. The exercise price for the second tranche is initially $
1.13
per share but increases by $
0.56
per share each year during which the award remains outstanding. The fair value of the second tranche was estimated as of the grant date using a Monte Carlo simulation with key assumptions beyond those typical of option pricing models described below including the probability of achieving a Horizon exit at the required valuation in each year of the six year period. The grant date fair value of the second tranche is estimated to be $
1.2
million which may or may not be recognized in the future depending on the outcome of
the conditions for vesting.
Additionally, on November 12, 2020, included in the stock options discussed above, 5,537,500 options were granted to the Company’s
CEO which have a contractual term of 15 years, are immediately exercisable, and have an exercise price of $1.13 per share. Half of this award is subject to a two-year transferability restriction for the underlying shares of common stock, which resulted in a discount on the fair value of common stock assumption used in the determination of the fair value of this portion of the award. The grant date fair value of this award was determined using a Black Scholes option pricing model and resulted in $4.5 million of compensation expense for the period from January 21, 2020 (inception) through December 31, 2020.
For the awards
described
above which vested immediately, the following table discloses the assumptions utilized in the Black Scholes option pricing model:

Expected volatility	90%
Expected dividend	$0.00
Weighted average expected term (in years)	7.5
Risk-free rate	68%
Former CTO Retirement Agreement
In September 2021, included in the stock options and RSUs discussed above, the Company and former Chief Technology Officer (“former CTO”) entered into a Letter Agreement (the “Agreement”) concerning the former CTO’s retirement and separation from Hyzon. Pursuant to the Agreement, for a period of 24 months commencing on September 18, 2021 (the “Initial Consulting Period”), he serves as a consultant to Hyzon. In exchange for services provided during the Initial Consulting Period, he receives
 $20,000 per month. Subject to conditions of the Letter Agreement, the 1,772,000 stock options previously granted pursuant to his employment agreement with the Company continues to vest annually in equal installments on April 1, 2022 through April 1, 2025. He is also entitled to receive
250,000 RSUs of Hyzon, half of which vested after his retirement date and half of which will vest on or after the one-year anniversary of his retirement date. The service condition in the Agreement related to the vesting of these awards was determined to be non-substantive, and therefore, the Company recognized stock-based compensation expense of $13.4 million immediately in September 2021. In addition, the Company recognized salary expense of $0.5 million in September 2021 related to his monthly consulting payments.
Note 1
6
. Stockholders’ Equity
Common Stock
The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 247,758,412 and 166,125,000 common stock issued and outstanding, respectively.

On September 16, 2020, Hyzon entered into a purchase agreement (“Purchase Agreement”) with the purchasers named therein (collectively the “Purchasers”) to sell up to 17,720,000 common shares (“Round A Transaction”). The Round A Transaction closed on various dates between October 7, 2020 and November 12, 2020. The Company raised $20.0 million and issued 17,720,000 common shares upon the close of the Round A Transaction. The Company incurred $1.0 million in costs that were both direct and incremental to the issuance of these common shares, which was
recorded as a reduction of the proceeds received in additional paid-in capital.

On July 27, 2020, Hyzon entered into an agreement (the “Option Agreement”) with Ascent to induce Ascent to make an initial purchase of
$3.0 million of Hyzon common stock as part of a subscription in the Round A Transaction by granting Ascent an option to purchase up to 3.9 million shares of Legacy Hyzon common stock at an exercise price of $1.54 per share. Ascent options were automatically exercised upon the execution of the Business Combination (see Note 3, Business Combination).
Warrants
As of December 31, 2021, there were
 11,286,242
P
ublic
W
arrants

and 8,014,500
Private Placement Warrants outstanding, for a total of 19,300,742 warrants outstanding. Each whole warrant entitles the registered holder to purchase one
share of common stock at a price of

$
11.50
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

The Public Warrants are classified as equity and subsequent remeasurement is not required. The Private Placement Warrants are classified as liabilities and are initially recorded at their fair value, within warrant liability on the Consolidated Balance Sheets, and remeasured at each subsequent reporting date. Changes in the fair value of these instruments are recognized within Change in fair value of warrant liabilities in the Consolidated Statements of Operations and Comprehensive Loss.
The fair value of the Private Placement Warrants on July 16, 2021, in the amount of $19.4 million was recorded as a Warrant liability and a reduction to Additional paid-in capital on the Consolidated Balance Sheets. The change in fair value for the year ended December 31, 2021, in the amount of $4.2 million was recorded as a reduction in Warrant liability on the Consolidated Balance Sheets and a gain from change in fair value of warrant liability on the Consolidated Statements of Operations and Comprehensive Loss.

Ardour Subscription Agreement
In connection with the execution of the February 8, 2021 Business Combination Agreement, DCRB, ACP Mgmt Corp., Ardour Capital Investment LLC (“Ardour”) and Hyzon entered into a subscription agreement (the “Ardour Subscription Agreement”), pursuant to which ACP Mgmt Corp. agreed, in full satisfaction of Ardour’s right to receive a warrant to purchase shares of Legacy Hyzon Common Stock for its services as a financial advisor to Hyzon, to purchase, and DCRB agreed to sell to ACP Mgmt Corp., such number of warrants exercisable for one share of Class A Common Stock at an exercise price of $2.20
(the “Ardour Warrants”), subject to the terms of the warrant agreement, dated as of July 16, 2021, by and between DCRB and Continental Stock Transfer & Trust Company (the “Ardour Warrant Agreement”), equal to (x)
 184,000 multiplied by (y) the Exchange Ratio. On the close date of the Business Combination, a total of 326,048
Ardour Warrants were issued to Ardour. Such warrants are governed by and exercisable subject to the terms and conditions of the Ardour Warrant Agreement. The Ardour Warrants are equity classified and accounted for under ASC 718, as they relate to advisory services provided to the Company.
As of December 31, 2021, there were 293,087 Ardour Warrants outstanding. Each whole warrant entitles the registered holder to purchase one share of common stock at a price of $2.20 per share, subject to adjustment per the Ardour Warrant Agreement. Only whole warrants are exercisable. The warrants will expire on the earlier to occur of: (i) the fifth anniversary of the completion of the Business Combination, (ii) the liquidation of the Company or (iii) their redemption.
Equity
Repurchase
Program
On November 17, 2021, the Company’s board of directors authorized the repurchase of up to $5.0 million of its outstanding common stock and/or Public Warrants
. The timing and amount of any share repurchases under the Company’s share repurchase authorization will be determined by management based on market conditions and other considerations; such repurchases may be executed in the open market. As of December 31, 2021, the Company repurchased 256,977 public warrants for $0.5 million.

Hongyun Warrants
On November 23, 2021, Hyzon Motors Inc. entered into a warrant agreement to issue warrants (the “Hongyun Warrants”) to Hydro Fortune Logistics (Hong Kong) Co., Limited, a subsidiary of
Shanghai

Qingli Hongyun
Motors Co. (“Shanghai Hongyun”), to purchase up to two million shares of Class A Common Stock, $0.0001 par value per share, of Hyzon at an exercise price of $7.75 per share. The warrants become vested and exercisable as Shanghai Hongyun makes payment on the purchase price for such vehicles and are classified within equity. The vested and exercisable Hongyun Warrants will expire on December 31, 2028. As of December 31, 2021, the Company issued
 31,000
warran
ts
for 2021 vehicle deliveries and approximately 8,300 are vested.
The provision of $0.2 million for the Hongyun Warrants is recorded as a reduction of revenue as they represent consideration payable to a customer, in accordance with ASC 606.

Note 1
7
. Related Party Transactions
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
Under the terms of the Horizon IP Agreement, the Company was to pay JS Horizon and JS Powertrain $10 million as consideration for the rights it receives under the Background IP and improvements thereto. As of December 31, 2021, $6.9 million was paid and the remaining $3.1 million was paid in February 2022. Because the Company is under common control with Horizon and JS Horizon, the cost of the intellectual property transferred should equal the historical cost of the Background IP to the Company’s ultimate parent, Horizon. Due to the creation of the Background IP through research and development over a long historical period of time, the historical cost of the intellectual property acquired was zero. As such, no asset was recorded for the Background IP on the Company’s Consolidated Balance Sheets. The difference between the fixed amounts payable to JS Horizon and JS Powertrain and the historical cost was treated as a deemed distribution to Horizon, given the common control of the entities.
Horizon Fuel Cell Technologies and Related Subsidiaries
Hyzon utilizes Horizon and its affiliates to supply certain fuel cell components. In March 2021, the Company made a deposit payment to Horizon in the amount of
$5.0
million to secure fuel cell components. This payment is included in prepaid expenses as none of the components have yet been received. As of December 31, 2021, the Company’s Consolidated Balance Sheet includes
$7.3 million of inventory, $0.7 million of fixed asset and
 a
n
 additional $0.3 million of prepayment from Horizon. For the year ended December 31, 2021,

$0.4
million of fuel cell components purchased from Horizon and its affiliates were recorded in the Cost of goods sold in the Company’s Consolidated Statements of Operations and Comprehensive Loss.
Certain employees of Horizon and its affiliates provide research and development, sales, and administrative services to the Company. Approximately

$2.9
million and $
0.5
million was recorded in the Company’s Consolidated Statements of Operations and Comprehensive Loss related to such services for the year ended December 31, 2021, and for the period from January 21, 2020 (inception) through December 31, 2020, respectively. The related party liability to Horizon and affiliates is

$3.6 million and $0.4
million as of December 31, 2021 and 2020, respectively.

Holthausen
The Company entered into a joint venture agreement in 2020 to create Hyzon Europe with Holthausen. As Hyzon Europe builds out its production facilities, it relies on Holthausen for back office administrative services and certain production resources that result in related party transactions. In addition, both companies rely on certain suppliers, including Horizon.
In June 2021, the Company transferred inventory purchased from Horizon amounting to $1.2 million to Holthausen at cost and recorded a related party receivable of $1.2 million.

In July 2021, Hyzon Europe assumed certain customer sales contracts from Holthausen with an aggregate value of $5.1 million. As a result of this transaction, the Company recorded Contract liabilities of $4.1 million, work-in-process inventory of $3.4 million, and due from Holthausen of $0.7 million.

For the year
ended
December 31, 2021, the Company paid $0.5 million to two affiliated entities of certain executives of Hyzon Europe for their director services.
The Company
currently owns 50.5
%
of the equity interests of Hyzon Europe. On December 31, 2021, Hyzon executed a non-binding Letter of Intent (“LOI”) with Holthausen to increase its stake to
 75
% in Hyzon Europe. Concurrent with the signing of this LOI, €
1
million refundable deposit was paid to Holthausen, approximately $1.1 million in USD. This deposit is recorded in the Consolidated Balance Sheets in Prepaid expenses and other current assets.
As of December 31, 2021, the related party receivable from Holthausen is $0.3
million. As of December 31, 2020, the related party payable due to Holthausen was

$0.2
million.
Jiushuang (Shanghai) New Energy Technology Co., Ltd.
In December 2021, Hyzon China entered into a new energy vehicle sales contract with Jiushuang (Shanghai) New Energy Technology Co., Ltd. Hyzon delivered 20 FCEVs in 2021 and recognized revenue of $0.1 million. As discussed in Note 4, Revenue, the Company is entitled to $13.6 million in future payments from certain customer contracts in China,

$2.9 million of which relates to this Jiushuang sales contract. Jiushuang (Shanghai) New Energy Technology Co., Ltd. is the parent of both JSTC and JSSD, which the Company partnered with to form Jiushuang JVs, discussed in Note 1
1
, Investments in Non-consolidated Affiliates.
Note 1
8
. Loss per Share
The following table presents the information used in the calculation of our basic and diluted earnings (loss) per share attributable to Hyzon common stockholders (in thousands, except per share data):

	Year Ended December 31,	For the period January 21, 2020 (Inception) – December 31,
	2021	2020
Ne t loss attributable to Hyzon	$(13,846)	$(14,271)
Weighted average shares outstanding:
Basic	203,897	152,650
Effect of dilutive securities	—	—

Diluted	203,897	152,650
Net loss per share attributable to Hyzon:
Basic	$(0.07)	$(0.09)
Diluted	$(0.07)	$(0.09)
The weighted average number of shares outstanding prior to Business Combination were converted at the Exchange Ratio.

Potentially dilutive shares are excluded from the computation of diluted net loss when their effect was antidilutive.
 The following outstanding common stock equivalents (in thousands) were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive.

	Year Ended December 31,	For the Period January 21, 2020 (Inception) – December 31,
	2021	2020
Restricted stock units	1,853	—
Stock options with service conditions	12,296	14,288
Stock options for former CTO	1,477	—
Stock options with market and performance conditions	5,538	5,538
Private placement warrants	8,015	—
Public w arrants	11,286	—
Earnout shares	23,250	—
Hongyun warrants	31	—
Ardour warrants	293	—
Note 19. Leases
The Company has entered into various non-cancellable operating and finance lease agreements for certain offices, warehouses, R&D and manufacturing locations, equipment and vehicles worldwide. The Company determines if an arrangement is a lease, or contains a lease, at inception and records the leases in the consolidated financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.
The following table presents supplemental balance sheet information related to leases (in thousands):

	December 31, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets	$9,933	$943
Operating lease liabilities	$(10,062)	$(942)
Finance leases:
Finance lease right-of-use assets	$332	$713
Finance lease liabilities	$(654)	$(857)

Weighted average remaining lease term:
Operating leases	7.3 years	4.9 years
Finance leases	1.4 years	2.4 years
Weighted average discount rate:
Operating leases	5.7%	7.1%
Finance leases	7.0%	6.9%
The components of the lease expenses
are
 as follows (in thousands):

	Year Ended December 31, 2021	For the period January 21, 2020 (Inception) – December 31, 2020
Operating lease cost	$862	$19
Variable lease cost	205	30
Finance lease cost:
Amortization of right-of-use assets	381	172
Interest on lease liabilities	53	35

Total lease cost	$1,501	$256

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31, 2021	For the period January 21, 2020 (Inception) - December 31, 2020
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$739	$19
Operating cash flows from finance leases	$53	$35
Financing cash flows from finance leases	$203	$29
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$9,588	$780
Finance leases	$—	$886

The maturities of operating and finance lease liabilities (excluding short-term leases) are as follows (in thousands):

	As of December 31, 2021
	Operating Leases	Finance Leases
2022	$1,978	$448
2023	1,894	240
2024	1,806	—
2025	1,745	—
2026 and thereafter	4,737	—

Total minimum lease payments	12,160	688
Less: imputed interest	2,098	34

Present value of lease obligations	10,062	654
Less: current portion	1,453	433

Long-term portion of lease obligations	$8,609	$221

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable- not absolute - assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, solely due to the material weakness in internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on
Form 10-K
fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
We identified a material weakness in our internal control over financial reporting as of December 31, 2021. Specifically, due to our size and limited operating history, particularly prior to the Business Combination, we had limited resources and did not have the appropriate resources and business processes necessary to ensure the appropriate segregation of duties and effective review procedures with respect to the processing and recording of financial transactions, as well as an appropriate level of control oversight over the financial statement reporting process.
Remediation Plans
The measures we have taken and continue to take to remediate the identified material weakness and further evolving our accounting processes include:

(i)	hiring additional finance and accounting personnel over time to augment our accounting staff and to provide more resources for complex accounting matters and financial reporting;

(ii)	further developing and implementing formal policies, processes and documentation procedures relating to our financial reporting and consulting with accounting experts;

(iii)
engaging with external consultants with public company and technical accounting experience to facilitate accurate and timely accounting closes and to accurately prepare and review the consolidated financial statements and related footnote disclosures. We plan to retain these financial consultants, as needed, until such time that the required financial controls have been fully implemented; and

(iv)	adopting new technological solutions.

The actions we are taking are subject to ongoing executive management review and are also subject to audit committee oversight. To date, we have hired additional financial and accounting personnel with technical accounting experience and are in the process of implementing new technology solutions to assist with our financial reporting process. We are still executing an assessment to identify process design gaps and implementing additional controls to mitigate segregation of duty risk. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. If we are unable to successfully remediate the material weakness, or if in the future, we identify further material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated.
Management’s Report on Internal Control over Financial Reporting
As discussed elsewhere in this Annual Report, we completed the Business Combination on July 16, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal controls over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.
Changes in Internal Control over Financial Reporting
Other than in connection with the implementation of the remedial measures described above, there have not been any changes in our internal control over financial reporting (as such term is defined in
Rules 13a-15(f)
and15d-15(f)
under the Exchange Act) during the period to which this Annual Report relates that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
N/A.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
Our directors and executive officers, and their respective ages, are as follows:

Name	Age	Position
Executive Officers
George Gu	51	Executive Chairman
Craig Knight	53	Director and Chief Executive Officer
Mark Gordon	51	Director and Chief Financial Officer
Shinichi Hirano	62	Chief Technology Officer
John Zavoli	62	General Counsel & Chief Legal Officer
Parker Meeks	40	Chief Strategy Officer
Pat Griffin	57	President of Vehicle Operations
Non-Employee Directors
Erik Anderson (2)	62	Director
Ivy Brown (1)	58	Director
Dennis Edwards (2)(3)	50	Director
Viktor Meng (2)(3)	46	Director
Ki Deok Park (1)	52	Director
Elaine Wong (1)(3)	46	Director; Lead Independent Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.
Executive Officers
George Gu
.
Mr. Gu has served as Executive Chairman and a member of the Board since August 2020. Prior to that, Mr. Gu served as Chief Executive Officer of Hyzon from January 2020, when he co-founded
the company, until August 2020. Mr. Gu
co-founded
Horizon, a leading international fuel cell producer, in 2003 and has served as Horizon’s Chairman since August 2019. Prior to that, Mr. Gu served as Horizon’s Chief Executive Officer from the company’s formation until August 2019. Mr. Gu served as the Chairman of Horizon Educational Group, an affiliate of Horizon focused on fuel cell education, from August 2019 to February 2021. From June 1999 to October 2003, Mr. Gu was the Digital Ventures Manager at Eastman Chemical Company, a specialty materials company primarily in the chemical industry, where he was responsible for clean technology and
e-commerce.
Mr. Gu holds an M.B.A. from the University of North Carolina (Chapel Hill) and a B.S. degree in Finance from Fudan University.
We believe Mr. Gu is qualified to serve on the Board due to his operational experience as Hyzon’s Executive Chairman and as a member of Legacy Hyzon’s board of directors, his historical knowledge of Hyzon and its strategic objectives as one of its co-founders,
business leadership experience in the hydrogen mobility sector and his experience serving on the board of directors of a hydrogen-focused company.
Craig Knight
.
Mr. Knight has served as Hyzon’s Chief Executive Officer and as a member of the Board since August 2020. From January 2020 when Mr. Knight co-founded
Hyzon until August 2020, Mr. Knight served as its Chief Commercial Officer. Mr. Knight served as Chief Executive Officer of Horizon from September 2019 to August 2020, and as Horizon’s Chief Commercial Officer from August 2006 to September 2019. Mr. Knight has been the Managing Director of Hymas, an affiliate of Hyzon, since its formation in May 2018. Mr. Knight holds an M.B.A. and a B.S. degree in Chemistry and Pure Mathematics from the University of Sydney.

We believe Mr. Knight is qualified to serve on the Board due to his operational experience as Hyzon’s Chief Executive Officer and a member of Legacy Hyzon’s board of directors, his historical knowledge of Hyzon and its strategic objectives as one of its co-founders,
and extensive business leadership and professional experience in the hydrogen mobility and chemical sectors.
Mark Gordon.
Mr. Gordon has served as Chief Financial Officer of Hyzon since August 2020 and as a member of the Board since July, 2021. Mr. Gordon has served as the Chief Investment Officer and Managing Partner of Ascent Funds, an energy transition investment platform since January 2018. From October 2015 to January 2018, Mr. Gordon served as a senior portfolio manager at Janus Henderson, a leading global active asset manager, and its predecessor, where he managed the Alphagen Energy Funds. From December 2012 to December 2014, Mr. Gordon worked as a senior analyst at Paulson & Co, Inc., an investment management firm, where he was responsible for the energy sector. Prior to his tenure at Paulson, Mr. Gordon was a portfolio manager at Soros Fund Management, an investment management firm, from April 2009 to March 2012, where he ran an energy and natural resources fund. Mr. Gordon was a Managing Director of Goldman Sachs Asset Management from December 2007 to January 2009, and previously worked as a portfolio manager from September 2004 to January 2009. Prior to that, he worked as a research analyst from September 2000 to August 2004. Mr. Gordon holds an M.B.A. (honors) from the University of Chicago with concentrations in Analytic Finance and Economics, an M.A. degree from Stanford University and a B.A. degree from Brown University (honors). Mr. Gordon is a CFA charter holder.
We believe Mr. Gordon is qualified to serve on the Board due to his operational experience as Hyzon’s Chief Financial Officer, his historical knowledge of Hyzon and his extensive business and financial experience at various investment and asset management firms, particularly in the energy transition industry.
Shinichi Hirano
.
Mr. Hirano has served as Hyzon’s Chief Technology Officer since September 2021 and joined Hyzon in May 2021. He is a
30-year
veteran of the automotive fuel cell technology field. Mr. Hirano most recently spent
17-years
in leadership at the Ford Motor Company, including the Ford-Daimler fuel cell alliance and USDRIVE/USCAR Fuel Cell teams in the partnership with the US Department of Energy. Prior to the Ford Motor Company, Mr. Hirano served in various research roles spanning 9 years at the Mazda Motor Corporation. Mr. Hirano holds 25 U.S. patents in the automotive hydrogen fuel cell and battery space. He has published 15 papers for scholarly journals, provided numerous lectures, plenary talks and professional presentations at universities and international conferences. He has also served as a guest scientist at Texas A&M University, Center for Electrochemical System and Hydrogen Research, in pursuit of fuel cell catalyst and MEA research. Mr. Hirano holds an Electrical Engineering degree from the Science University of Tokyo.
John Zavoli
.
Mr. Zavoli has served as General Counsel and Chief Legal Officer of Hyzon since February 2021. From March 2020 to February 2021, Mr. Zavoli served as General Counsel, and from January 2020 to March 2020, as Assistant General Counsel, of Karma Automotive, an electric vehicle manufacturer and alternative energy mobility company. From January 2017 to May 2019, Mr. Zavoli served as Senior Vice President and Senior Corporate Counsel of Conduent Inc., a software company focused on delivering mission-critical services and solutions on behalf of businesses and governments. Prior to that, Mr. Zavoli served as Senior Vice President and Senior Corporate Counsel in the Law Department of Xerox Corporation, a print and digital document products and services provider, from August 2014 to January 2017, where he supported the StrataCare business unit and other Xerox services businesses. Prior to that, Mr. Zavoli served as Chief Financial Officer and General Counsel of StrataCare, LLC from December 2007 to August 2014, when StrataCare, LLC was acquired by Xerox Corporation and eventually spun off into Conduent Inc. Mr. Zavoli holds an LL.M. from Boston University School of Law, a J.D. from University of Illinois Chicago Law School, and B.S. degree in Accounting from the University of Illinois Chicago.
Parker Meeks
.
Mr. Meeks has served as Chief Strategy Officer of Hyzon since June 2021. From November 2018 to January 2021, Mr. Meeks served as President, Infrastructure Sector for TRC Companies, a design and construction management business in transportation, renewable energy and water resources end markets. Prior to that, from February 2012 to October 2018, Mr. Meeks served as Partner of McKinsey & Company, a global management consulting services company that Mr. Meeks joined in July 2005. Mr. Meeks served as the Managing Partner of McKinsey & Company’s Houston office from June 2013 to June 2016. Mr. Meeks holds an M.B.A degree in Finance from William Marsh Rice University and a B.S. degree in Electrical Engineering from Columbia University.

Pat Griffin.
Mr. Griffin has served as President of Vehicle Operations of Hyzon since October 2021. Prior to joining Hyzon, Mr. Griffin served as CEO of Crane Carrier Corporation from 2020 to 2021. From 2019 to 2020, Mr. Griffin served as President of Light Duty Truck & EV Solutions for Fontaine Modification, a startup business for the Marmon Group. Prior to these roles, Mr. Griffin served as President of Marmon-Herrington from 2015 to 2019 for the Marmon Group (a Berkshire-Hathaway company). Mr. Griffin holds an M.A. degree in Organizational Management from Tusculum University, and a B.S degree in Welding Engineering from The Ohio State University. Additionally, he is a
Six-Sigma
Black Belt with 7 patent awards to his name.
Non-Employee
Directors
Erik Anderson
.
Mr. Anderson has served as a member of the Board since July 2021. Mr. Anderson served as DCRB’s Chief Executive Officer from September 2020 until July 2021 and as a member of the DCRB board of directors from October 2020 until July 2021. Mr. Anderson has served as the chief executive officer of Decarbonization Plus Acquisition Corporation III since February 11, 2021 and a member of its board of directors since March 2021. Mr. Anderson has served as the chief executive officer of Decarbonization Plus Acquisition Corporation II since January 2021 and a member of its board of directors since February 2021. Mr. Anderson founded WRG, a collaboration of leading investment firms providing integrated capital solutions to the global innovation economy, in 2002 and has served as chief executive officer of WRG since its inception. In 2018, Mr. Anderson became executive chairman of Singularity University, a company that offers executive educational programs, a business incubator and innovation consultancy service. Mr. Anderson is also the executive chairman of Topgolf Entertainment Group, a global sports and entertainment company. Mr. Anderson has received numerous honors, including the Ernst & Young Entrepreneur of the Year Award. In 2018 and 2017, Mr. Anderson was honored by Goldman Sachs as one of their Top 100 Most Intriguing Entrepreneurs. In 2019 and 2018, Mr. Anderson was ranked by Golf Inc. as the No. 3 most powerful person in the golf industry after being ranked No. 8 in 2017. Mr. Anderson is
Vice-Chairman
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
We believe Mr. Anderson is qualified to serve on the Board due to his experience serving as DCRB’s Chief Executive Officer and member of the DCRB board of directors, and his financial, investing and management expertise.
Ivy Brown
.
Ms. Ivy Brown has served as a member of the Board since July 2021. Ms. Brown was the President of United Parcel Service Northeast from April 2013 to January 2020. Ms. Brown’s career at UPS spanned 32 years, including positions as Package Division Manager from July 2006 to April 2013 and Director of Sales from August 2000 to July 2006. She has been a member of the board of directors of The Chef’s Warehouse (NASDAQ: CHEF), a specialty foods distributor, since November 2020. Ms. Brown holds an M.B.A. (Information Technology) from Golden Gate University and a B.S. degree (Industrial Engineering) from Southern Illinois University.
We believe Ms. Brown is qualified to serve on the Board based on her extensive executive and professional experience in the transportation and logistics industries and experience as a director of a public company.

Dennis Edwards.
Mr. Edwards has served as a member of the Board since July 2021. Mr. Edwards has been the President of Detroit Chassis, an assembler of rolling strip chassis, since November 2017 and has deep leadership experience overseeing global operations, program and launch management for major auto suppliers such as Lear Corporation, Advanced Engineered Products and Dura Automotive Regional plant responsibilities throughout Southeast Asia at Lear. From September 2015 to October 2017, Mr. Edwards served as Vice President of Program Management and Process Engineering at Dura Automotive Systems LLC, an automotive supplier. Prior to that, Mr. Edwards served as Vice President of Operations of Advanced Engineered Products from May 2013 to August 2015, and as Vice President of Operations of Lear Corporation from 1996 to 2012. Mr. Edwards holds an M.B.A. (Management) from Georgia State University and a B.A. degree from Oregon State University.
We believe Mr. Edwards is qualified to serve on the Board due to his extensive executive and senior management experience in the automotive industry, and his proficiencies in lean manufacturing, process engineering, capital/tooling acquisition, manufacturing, supply chain management and plant management.
Viktor Meng
.
Mr. Meng has served as a member of the Board since August 2020. Mr. Meng has served as the Managing Director of Bscope Ltd., part of the
Piëch-Nordhoff
family office, which is focused on the management and execution of the long term strategic and sustainability interests of the
Piëch-Nordhoff
family, since March 2012 and Bscope Pte Ltd since 2017. One of the family office’s investment vehicles holds shares in Horizon Fuel Cell Technologies Pte. Ltd. Prior to co-founding
Bscope, Mr. Meng prepared the entry of Porsche Holding GmbH, Europe’s largest automobile distribution and retailing company at the time, into the rapidly growing Chinese market as an independent consultant from 2002 to 2003. Mr. Meng worked as a Consultant at Haarmann Hemmelrath in Shanghai from 2001 to 2002 and at United Management Technologies in New York and London from 1999 to 2001, advising on corporate efficiency and alignment. Mr. Meng holds a B.S.
summa cum laude
in Business Administration from the State University of New York at Stony Brook and an MSc. in Management from the London School of Economics.
We believe Mr. Meng is qualified to serve on the Board due to his expertise gained from serving as a member of Legacy Hyzon’s board of directors, and his nearly two decades of experience in global direct and venture investment.
Ki Deok Park
.
Mr. Park has served as a member of the Board since July 2021. Mr. Park has served as an Executive Managing Director of Korea Zinc Co., Ltd. since January 2020 and has over 29 years of experience with the company in strategy and planning. From January 2015 to December 2019, Mr. Park served as Managing Director of Strategies and Planning, after he served as Director for the same division from 2011 to 2014. Prior to that, Mr. Park was the Chief Financial Officer of Sun Metals Corporation Pty Ltd (Korea Zinc Australian Operations) from 2008 to 2010 and a member of the board of directors of Sun Metals Holding Ltd (Korea Zin Australian Holding Company) from 2006 to 2010. Mr. Park holds a B.A. in Business Administration from Busan National University in Korea.
We believe Mr. Park is qualified to serve on the Board based on his experience as an executive of a publicly traded company and because of his knowledge of strategy development in the non-ferrous
metal industry, for use in steel, automobiles, electronics and construction materials.
Elaine Wong
.
Ms. Wong has served as a member of the Board since July 2021 and is the Lead Independent Director. Ms. Wong is a co-founder and a partner of H+ Partners, which was formed in 2021 to make private equity investments in companies that accelerate decarbonization, with a particular emphasis on companies in the hydrogen ecosystem. Prior to that, she co-founded Hydrogen Capital Partners in 2019 and co-founded HAO Capital, a China-focused Growth Equity Fund in June 2006. Ms. Wong worked at The Carlyle Group as an Associate in Washington, DC from July 1999 to August 2001 and as a Senior Associate in Hong Kong from June 2003 to June 2006. Prior to that, from August 1997 to July 1999, Ms. Wong worked as an Analyst at Arthur D. Little’s chemicals practice in Cambridge, MA. Ms. Wong holds an M.B.A. from Stanford Graduate School of Business and a B.S. (Chemical Engineering) from MIT.
We believe Ms. Wong is qualified to serve on the Board due to her over 20 years’ business experience in the private equity sector, her knowledge of the hydrogen energy economy and her experience serving on the boards of numerous companies that have gone on to become publicly listed companies.

Director Independence; Controlled Company Exemption
The Board determined that each of the directors other than George Gu, Craig Knight and Mark Gordon qualifies as an independent director of the Board, as defined under the NASDAQ listing rules, and the Board consists of a majority of “independent directors,” as defined under the rules of the SEC and NASDAQ listing rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and NASDAQ relating to the membership, qualifications, and operations of the audit committee, as discussed below.
Hymas and its affiliates control a majority of the voting power of the Class A Common Stock. As a result, we are a “controlled company” under NASDAQ rules. As a controlled company, we may elect not to comply with certain NASDAQ corporate governance requirements, including those that would require:

•	the Board to have a majority of independent directors;

•	that Hyzon establish a compensation committee comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	that Hyzon have independent director oversight of Hyzon’s director nominations.
While we do not currently rely on any of these exemptions (including with respect to the requirement for a majority of independent directors), we will be entitled to do so for as long as we are considered a “controlled company,” and to the extent we rely on one or more of these exemptions, holders of Class A Common Stock will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.
Role of Board in Risk Oversight
One of the key functions of the Board is informed oversight of our risk management process. The Board administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure, and Hyzon’s audit committee has the responsibility to consider and discuss Hyzon’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. Hyzon’s compensation committee also assesses and monitors whether Hyzon’s compensation plans, policies and programs comply with applicable legal and regulatory requirements, and Hyzon’s nominating and corporate governance committee provides oversight with respect to corporate governance and monitor the effectiveness of Hyzon’s corporate governance policies and principles.
Board Committees
The Board established an audit committee, a compensation committee, and a nominating and corporate governance committee. The Board adopted a charter for each of these committees, which charters comply with the applicable requirements of NASDAQ rules. We intend to comply with future requirements to the extent they will be applicable to us. Copies of the charters for each committee are available on the investor relations portion of our website at www.hyzonmotors.com. Each committee has the composition and responsibilities described below.

Audit Committee
Our audit committee consists of Ivy Brown, Ki Deok Park, and Elaine Wong. The Board determined that each of the members of the audit committee satisfies the independence requirements of the NASDAQ listing rules and Rule
10A-3
under the Exchange Act. Each member of the audit committee can read and understand fundamental financial statements in accordance with NASDAQ audit committee requirements. In arriving at this determination, the Board examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.
Ivy Brown serves as the chair of the audit committee. The Board determined that Ki Deok Park qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NASDAQ listing rules. In making this determination, the Board considered Ki Deok Park’s formal education and previous experience in financial roles. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.
The functions of this committee include, among other things:

•
evaluating the performance, independence and qualifications of our independent auditors and determining their compensation and whether to retain our existing independent auditors or engage new independent auditors;

•	reviewing our financial reporting processes and disclosure controls;

•	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;
reviewing the adequacy and effectiveness of our internal control policies and procedures, including the agenda, responsibilities, priorities, plan and staffing of our internal audit function;

•	reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and estimates to be used by us;

•
obtaining and reviewing at least annually a report by our independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality-control review;

•	monitoring the rotation of partners of our independent auditors on our engagement team as required by law;

•
prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;

•
preparing any report of the audit committee required by the rules and regulations of the SEC for inclusion in our annual proxy statement and reviewing our annual and quarterly financial statements and reports, including the disclosures contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;

•
reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy, and effectiveness of our financial controls and critical accounting policies and estimates;

•	reviewing with management and our auditors any earnings announcements and other public announcements regarding material developments;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by our employees or any provider of accounting-related services of concerns regarding questionable accounting and auditing matters and review of submissions and the treatment of any such complaints;

•
reviewing and approving of any related party transactions that are required to be disclosed under SEC rules that require such approval under our related party transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of ethics;

•	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented;

•	conducting and reviewing with the Board an annual self-assessment of the performance of the audit committee, and reviewing and assessing the audit committee charter at least annually; and

•	reporting to the Board on a regular basis.
The composition and function of the audit committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and regulations. We will seek to comply with future requirements to the extent they become applicable to us.
Compensation Committee
Our compensation committee consists of Erik Anderson, Dennis Edwards, and Viktor Meng. Erik Anderson serves as the chair of the compensation committee. The Board has determined that each of the members of the compensation committee are non-employee
directors, as defined in Rule
16b-3
promulgated under the Exchange Act and satisfy the independence requirements of NASDAQ. The functions of the committee include, among other things:

•	establishing our general compensation philosophy and, in consultation with management, overseeing the development and implementation of compensation programs;

•	reviewing and approving the corporate objectives that pertain to the determination of executive compensation;

•	determining and approving the compensation and other terms of employment of our executive officers;

•	reviewing and approving performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;

•	making recommendations to the Board regarding the adoption or amendment of equity and cash incentive plans and approving such plans or amendments thereto to the extent authorized by the Board;

•	overseeing the activities of the committee or committees administering our retirement and benefit plans;

•	reviewing and making recommendations to the Board regarding the type and amount of compensation to be paid or awarded to non-employee board members;

•	reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;

•	administering our equity incentive plans, to the extent such authority is delegated by the Board;

•
reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections, indemnification agreements and any other material agreements for our executive officers;

•
reviewing with management our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is required to be included in any such report or proxy statement;

•	preparing an annual report on executive compensation, to the extent such report is required to be included in our annual proxy statement or Form 10-K;

•	reviewing and evaluating on an annual basis the performance of the compensation committee and recommending such changes as deemed necessary with the Board; and

•
in consultation with management, overseeing regulatory compliance with respect to compensation matters including overseeing our policies on structuring compensation programs to preserve tax deductibility.

The composition and function of the compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and NASDAQ rules and regulations. We will seek to comply with future requirements to the extent they become applicable to us.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Dennis Edwards, Viktor Meng and Elaine Wong. Elaine Wong serves as the chair of the nominating and corporate governance committee. The Board has determined that each of the members of our nominating and corporate governance committee satisfy the independence requirements of NASDAQ. The functions of this committee include, among other things:

•	identifying, reviewing and making recommendations of candidates to serve on the Board;

•	evaluating the performance of the Board, committees of the Board and individual directors and determining whether continued service on the Board is appropriate;

•	evaluating nominations by stockholders and management of candidates for election to the Board;

•	evaluating the current size, composition and organization of the Board and its committees and making recommendations to the Board for approvals;

•
evaluating the “independence” of directors and director nominees against the independence requirements under the NASDAQ Rules and regulations promulgated by the SEC and such other qualifications as may be established by the Board from time to time and make recommendations to the Board as to the independence of directors and nominees;

•	recommending to the Board directors to serve as members of each committee, as well as candidates to fill vacancies on any committee of the Board;

•	reviewing annually our corporate governance policies and principles and recommending to the Board any changes to such policies and principles;

•	advising and making recommendations to the Board on corporate governance matters; and

•	reviewing annually the nominating and corporate governance committee charter and recommending any proposed changes to the Board, including undertaking an annual review of its own performance.
The composition and function of the nominating and corporate governance committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and NASDAQ rules and regulations. We will seek to comply with future requirements to the extent they become applicable to us.
There have been no material changes to the procedures by which holders of our Class A Common Stock may recommend nominees to our Board since the date of the Business Combination.

Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that serves as a member of the Board or compensation committee.
Limitation on Liability and Indemnification of Directors and Officers
The Charter limits our directors’ liability to the fullest extent permitted under the DGCL. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

•	for any transaction from which the director derives an improper personal benefit;

•	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	for any unlawful payment of dividends or redemption of shares; or

•	for any breach of a director’s duty of loyalty to the corporation or its stockholders.
If the DGCL is amended to authorize the further elimination or limitation of the liability of directors, then the liability of Hyzon’s directors will be eliminated or limited to the fullest extent authorized by the DGCL, as so amended.
Delaware law and the Company’s amended and restated bylaws, provide that the Company will, in certain situations, indemnify directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.
In addition, the Company entered into separate indemnification agreements with directors and officers. These agreements, among other things, require Hyzon to indemnify its directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of Hyzon’s directors or officers or any other company or enterprise to which the person provides services at Hyzon’s request.
Hyzon maintains a directors’ and officers’ insurance policy pursuant to which Hyzon’s directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe these provisions in the Charter, Hyzon’s amended and restated bylaws, and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.
Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.
Code of Business Conduct and Ethics for Employees, Executive Officers, and Directors
We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.hyzonmotors.com. Our website and the information contained on, or that can be accessed through, our website is not deemed to be incorporated by reference in, and is not considered a part of, this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only. The nominating and corporate governance committee of the Board is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the SEC. A Form 4 was not timely filed with the SEC reporting the vesting of restricted stock units on November 23, 2021 for Mr. Griffin; however, a Form 5 reporting such transaction was subsequently filed with the SEC on February 14, 2022.
To our knowledge, based solely on a review of copies of such reports furnished to us by our officers and directors, we believe that, during the fiscal year ended December 31, 2021, there were no other failures to timely file reports by persons required to file reports under Section 16(a) of the Exchange Act.
Item 11. Executive Compensation
This section provides an overview of Hyzon’s executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.
Hyzon’s board of directors, with input from its Executive Chairman, determines the compensation for Hyzon’s named executive officers. For the year ended December 31, 2021, Hyzon’s named executive officers were:

•	George Gu, Executive Chairman;

•	Craig Knight, Chief Executive Officer;

•	Parker Meeks, Chief Strategy Officer; and

•	Gary Robb, Former Chief Technology Officer
Hyzon has designed, and intends to modify as necessary, its compensation and benefits program to attract, retain, incentivize and reward qualified executives who share its philosophy and desire to work towards achieving Hyzon’s goals. Hyzon believes its compensation program should promote the success of the company and align executive incentives with the long-term interests of its stockholders. As Hyzon’s needs evolve, Hyzon intends to continue to evaluate its philosophy and compensation programs as circumstances require.

2021 Summary Compensation Table
For 2021, the compensation program for Hyzon’s named executive officers consisted of base salary, incentive compensation delivered in the form of restricted stock units and certain other compensation. The following table sets forth information concerning the compensation of the named executive officers for the year ended December 31, 2021.

Name and Position	Year	Salary ($) (A)	Bonus ($)	Option Awards ($) (B)	Stock Awards ($) (C)	All Other Compensation ($) (D)	Total ($)
George Gu Executive Chairman	2021 2020	410,577 211,591	— —	— 6,140,625	— —	18,942 5,493	429,519 6,357,709
Craig Knight Chief Executive Officer	2021 2020	378,658 148,090	— —	— 4,492,188	— —	35,757 —	414,415 4,640,278
Parker Meeks Chief Strategy Officer (1)	2021	250,961	—	—	2,603,997	11,133	2,866,091
Gary Robb Former Chief Technology Officer	2021 2020	151,038 120,000	— 7,500	— 1,378,000	2,535,000 —	111,530 6,494	2,797,568 1,511,994

(1)	Parker Meeks became a Named Executive Officer of Hyzon for the first time in 2021.

(A)	Base Salary
$124,992 of Mr. Knight’s 2021 annual salary was paid by Horizon and was reimbursed by Hyzon. Mr. Knight’s 2020 full annual salary was paid by Horizon and was reimbursed by Hyzon for that amount. $101,722 of Mr. Gu’s 2020 annual salary was paid by Horizon and reimbursed by Hyzon for that amount.

(B)	Option Awards
Amounts in this column represent the aggregate grant date fair value of the options computed in accordance with FASB ASC 718. See Note 15, Stock-based Compensation Plans to our consolidated financial statements in this Annual Report on
Form 10-K for
a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock awards.

(C)	Stock Awards
Amounts in this column represent the aggregate grant date fair value of restricted stock unit awards computed in accordance with ASC 718. See Note 15, Stock-based Compensation Plans to our consolidated financial statements in this Annual Report on
Form 10-K
for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock awards. The RSU awards reported for Gary Robb in 2021 were granted as part of his retirement agreement September 2021.

(D)	All Other Compensation
Hyzon provides benefits to its named executive officers on the same basis as provided to all of its employees, including with respect to health, dental and vision insurance; life insurance; and access to a tax-qualified
Section 401(k) plan. Hyzon does not maintain any executive-specific benefit or perquisite programs. For Mr. Gu, amount for 2021 includes Hyzon 401(k) contribution of $18,942. For Mr. Knight, amount for 2021 includes Hyzon 401(k) contribution of $10,757 and relocation benefits of $25,000. For Mr. Meek, amount for 2021 includes Hyzon 401(k) contribution of $11,133. For Mr. Robb, amount for 2021 includes Hyzon 401(k) contribution of $8,694, consultant arrangement-related fees of $80,000 and reimbursement of unused vacation of $22,836.

Additional Narrative Disclosure
Agreements with Hyzon’s Named Executive Officers
Hyzon has entered into employment agreements with Messrs. Gu, Knight, and Meeks with respect to their respective roles with the Company. The employment agreements are summarized below.
Employment Agreement with Mr. Knight
On July 9, 2021, Hyzon entered into an employment agreement with Mr. Knight with respect to Mr. Knight’s service as Chief Executive Officer of Hyzon. The employment agreement provides Mr. Knight with an annual base salary of $450,000. Mr. Knight is eligible to receive an annual cash bonus with an annual target of up to 70% of his base salary. Pursuant to his employment agreement, Mr. Knight is also eligible to receive one grant under the Hyzon’s 2021 Equity Incentive Plan (the “2021 Plan”) in an amount equal to 3% of the fully diluted outstanding shares of Class A Common Stock following the consummation of the Business Combination; the grant is expected to be in the form of options and RSUs, with certain awards subject to performance-based vesting conditions. Mr. Knight is also entitled to participate in Hyzon employee health/welfare and retirement benefit plans and programs as are made available to senior-level executives or employees generally.
Mr. Knight’s employment agreement provides for
“at-will”
employment and, at any time, either Mr. Knight or Hyzon may terminate the employment agreement, generally upon 60 days’ notice. Upon a termination for any reason, Mr. Knight is entitled to receive any earned, but unpaid base salary, any accrued and unused vacation and any owed reimbursements pursuant to the employment agreement. Upon a termination by Hyzon without cause or by Mr. Knight for good reason (as such terms are defined in the employment agreement), Mr. Knight will also receive: (i) a lump sum payment equal to 24 months’ base salary (in the case of a qualifying change in control termination, as defined in the employment agreement) or 12 months’ base salary (if there is not a qualifying change in control termination), (ii) a pro-rata
bonus for the year of termination, (iii) reimbursement for continued medical benefits for a period of up to 24 months in connection with a qualifying change in control termination or up to 12 months for a qualifying termination not in connection with a change in control and (iv) full vesting of outstanding equity awards under the 2021 Plan (in the case of a qualifying change in control termination) or accelerated vesting of outstanding equity awards under the 2021 Plan that would have vested during the 12 month period following termination had Mr. Knight remained continuously employed by Hyzon (if there is not a qualifying change in control termination).
Mr. Knight’s employment agreement also contains certain restrictions, including not to disclose confidential information, as well as customary non-competition
and
non-solicitation
covenants by which Mr. Knight is bound during his employment and for one year thereafter.
Employment Agreement with Mr. Gu
On July 9, 2021, Hyzon entered into an employment agreement with Mr. Gu with respect to Mr. Gu’s service as Executive Chairman of Hyzon. The employment agreement provides Mr. Gu with an annual base salary of $475,000. Mr. Gu is eligible to receive an annual cash bonus with an annual target of up to 70% of his base salary. Mr. Gu is also eligible to receive one grant under the 2021 Plan in an amount equal to 3% of the fully diluted outstanding shares of Class A Common Stock following the consummation of the Business Combination; the grant is expected to be in the form of options and RSUs, with certain awards subject to performance-based vesting conditions. Mr. Gu is also entitled to participate in Hyzon employee health/welfare and retirement benefit plans and programs as are made available to senior-level executives or employees generally. ‘
Mr. Gu’s employment agreement provides for
“at-will”
employment and, at any time, either Mr. Gu or Hyzon may terminate the employment agreement, generally upon 60 days’ notice. Upon a termination for any reason, Mr. Gu is entitled to receive any earned, but unpaid base salary, any accrued and unused vacation and any owed reimbursements pursuant to the employment agreement. Upon a termination by Hyzon without cause or by Mr. Gu for good reason (as such terms are defined in the employment agreement), Mr. Gu will also receive: (i) a lump sum payment equal to 24 months’ base salary (in the case of a qualifying change in control termination, as defined in the employment agreement) or 12 months’ base salary (if there is not a qualifying change in control termination), (ii) a pro-rata
bonus for the year of termination, (iii) reimbursement for continued medical benefits for a period of up to 24 months in connection with a qualifying change in control termination or up to 12 months for a qualifying termination not in connection with a change in control and (iv) full vesting of outstanding equity awards under the 2021 Plan (in the case of a qualifying change in control termination) or 12 months’ accelerated vesting of outstanding equity awards under the 2021 Plan (if there is not a qualifying change in control termination).
Mr. Gu’s employment agreement also contains certain restrictions, including not to disclose confidential information, as well as customary non-competition
and
non-solicitation
covenants by which Mr. Gu is bound during his employment and for one year thereafter.
Employment Agreement with Mr. Meeks
On June 7, 2021 Hyzon entered into an employment agreement with Mr. Meeks with respect to Mr. Meeks’ service as Chief Strategy Officer of Hyzon. The employment agreement provides Mr. Meeks with an annual base salary of $450,000. Mr. Meeks is eligible to receive an annual cash bonus with an annual target of up to 70% of his base salary. Mr. Meeks also received one grant under the 2021 Plan in an amount equal to 496,160 restricted stock units, which vest in equal tranches over a four-year vesting schedule starting in 2021. Mr. Meeks is also entitled to participate in Hyzon employee health/welfare and retirement benefit plans and programs as are made available to senior-level executives or employees generally.
Mr. Meeks’ employment agreement provides for
“at-will”
employment and, at any time, either Mr. Meeks or Hyzon may terminate the employment agreement, generally upon 60 days’ notice. Upon a termination for any reason, Mr. Meeks is entitled to receive any earned, but unpaid base salary, any accrued and unused vacation and any owed reimbursements pursuant to the employment agreement. Upon a termination by Hyzon without cause or by Mr. Meeks for good reason (as such terms are defined in the employment agreement), Mr. Meeks will also receive: (i) a lump sum payment equal to 18 months’ base salary (in the case of a qualifying change in control termination, as defined in the employment agreement) or 12 months’ base salary (if there is not a qualifying change in control termination), (ii) a pro-rata
bonus for the year of termination, (iii) reimbursement for continued medical benefits for a period of up to 18 months in connection with a qualifying change in control termination or up to 12 months for a qualifying termination not in connection with a change in control and (iv) full vesting of outstanding equity awards under the 2021 Plan (in the case of a qualifying change in control termination) or accelerated vesting of outstanding equity awards under the 2021 Plan that would have vested during the 12 month period following termination had Mr. Meeks remained continuously employed by Hyzon (if there is not a qualifying change in control termination).
Mr. Meeks’ employment agreement also contains certain restrictions, including not to disclose confidential information, as well as customary non-competition
and
non-solicitation
covenants by which Mr. Meeks is bound during his employment and for one year thereafter.
Employment Agreement with Mr. Robb
On January 20, 2020, Hymas entered into an employment agreement with Mr. Robb with respect to Mr. Robb’s service as Chief Engineer and Vice President of Fuel Cell Powertrain of Hyzon. Following the closing of the Preferred A round fundraising, Hyzon became the employing entity under the employment agreement. The employment agreement provided Mr. Robb with an annual base salary of $200,000, which increased 5% each year. Mr. Robb was eligible to receive (i) an annual performance bonus based on meeting documented objectives equal to
0-20%
of base salary and (ii) a profit-sharing bonus based on the economic performance of the Company equal to
0-20%
of base salary. Mr. Robb also received 1,772,000 stock options in connection with his employment, which vest in six equal tranches over five years beginning on the grant date.

The employment agreement also contained certain restrictions, including a covenant not to be engaged or interested in any trade, business or occupation other than the business of Hyzon and its affiliates, except for personal financial investments in publicly traded companies or mutual funds, or entirely unrelated private companies, during the period in which the consulting agreement is in effect. As a condition to employment, Mr. Robb was required to sign a standard confidentiality agreement, which will remain in effect for two years after the termination of the employment agreement.
Retirement Agreement with Mr. Robb
On August 27, 2021, Hyzon entered into a retirement agreement with Mr. Robb. Mr. Robb’s last day with the Company was September 17, 2021. Pursuant to the retirement agreement, Mr. Robb will serve as a consultant to Hyzon in exchange for consulting pay of $20,000 per month for 24 months, beginning September 2021. Mr. Robb also received a grant of 250,000 restricted stock units, of which 125,000 RSUs vested on September 17, 2021 and the remaining 125,000 RSUs will vest on September 17, 2022. Mr. Robb’s previously-awarded 1,772,000 stock options will continue to vest pursuant to the original vesting schedule (in equal tranches over 6 years from the date of grant) even if Mr. Robb stops providing services to the Company. Pursuant to the retirement agreement, during the
24-month
consulting period, Mr. Robb will not (i) provide services in the areas of PEM fuel cell system development or PEM stack development and materials to international or domestic companies or (ii) solicit any Hyzon employees or customers to leave Hyzon.
Outstanding Equity Awards at 2021 Fiscal Year End
The following table presents information regarding outstanding equity awards held by Hyzon’s named executive officers as of December 31, 2021.

			Option Awards				Stock Awards
Name	Award Type	Grant Date	Number of Securities Underlying Unexercised Options - Exercisable (#)	Number of Securities Underlying Unexercised Options - Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested (5) ($)
Craig Knight (1)	Options	11/12/2020	5,537,500	—	1.13	1/4/2036	—	—
George Gu (2)	Options	11/12/2020	5,537,500	5,537,500	1.41	1/3/2036	—	—
Parker Meeks (3)	RSUs	6/9/2021	—	—	—	—	372,120	2,415,059
Gary Robb (4)	Options	11/12/2020	590,666	1,181,334	1.13	11/11/2030	—	—
	RSUs	—	—	—	—	—	125,000	811,250

(1)	The option awards reported in these columns granted to Mr. Knight were fully vested on the grant date.
(2)
The option awards reported in this column granted to Mr. Gu vest as follows: 50% on the grant date and 50% on the occurrence of a Qualified HFCT Exit Event (as defined therein and described below under “Additional Narrative Disclosure—Potential Payments Upon a Termination or Change in Control”).

(3)	The RSUs granted to Mr. Meeks vest in four equal annual installments commencing upon the grant date, subject to continued employment.
(4)
The option awards granted to Mr. Robb on November 20, 2020 will vest in six equal tranches over first years beginning on the grant date such that two tranches are currently vested and exercisable. The 125,000 RSUs reported for Mr. Robb will vest on September 17, 2022.

(5)	Market value is calculated by multiplying the closing market price of $6.49 for Hyzon common stock, as reported by NASDAQ, by the number of shares or units of stock.

Additional Narrative Disclosure
Retirement Benefits
Hyzon provides a
tax-qualified
Section 401(k) plan for all employees, including the named executive officers. Hyzon does not provide to employees, including its named executive officers, any other retirement benefits, including but not limited to tax-qualified
defined benefit plans, supplemental executive retirement plans and nonqualified defined contribution plans.
Potential Payments Upon Termination or Change in Control
Pursuant to the employment agreements of Messrs. Gu, Knight, and Meeks with Hyzon, upon a termination by Hyzon without cause or by the executive for good reason, the executive will also receive: (i) a lump sum payment equal to 24 months’ (18 months’ in the case of Mr, Meeks) base salary (in the case of a qualifying change in control termination, as defined in the employment agreement) or 12 months’ base salary (if there is not a qualifying change in control termination), (ii) a pro-rata
bonus for the year of termination, (iii) reimbursement for continued medical benefits for a period of up to 24 months (up to 18 months in the case of Mr. Meeks) in connection with a qualifying change in control termination or up to 12 months for a qualifying termination not in connection with a change in control and (iv) full vesting of outstanding equity awards under the 2021 Plan (in the case of a qualifying change in control termination) or 12 months’ accelerated vesting of outstanding equity awards under the 2021 Plan (if there is not a qualifying change in control termination).
The award agreement evidencing Mr. Gu’s option grant provides that 50% of the option vests in the event of a Qualified HFCT Exit Event (as defined below). The award agreement also provides that if Mr. Gu experiences a termination of employment for any reason prior to the occurrence of a Qualified HFCT Exit Event, then the portion of the option related to the Qualified HFCT Exit Event immediately terminates. Because a Qualified HFCT Exit Event had not occurred as of December 31, 2020, if Mr. Gu experienced a termination of employment on that date, he would have forfeited all 5,537,500 of the unvested option shares.
For purposes of Mr. Gu’s option grant, “Qualified HFCT Exit Event” means the occurrence of (x) a bona fide and enforceable obligation or obligations, by one or more related buyers pursuant to a single agreement or multiple related agreements, to purchase all of the issued and outstanding shares of Horizon Fuel Cell Technology that are outstanding on the date of grant of the option; provided that such obligation(s) and agreement(s) shall not be subject to any conditions to closing other than those that are usual and customary for transactions under similar circumstances (including legally required regulatory approvals), but for the avoidance of doubt excluding discretionary termination rights such as satisfactory completion of due diligence; or (y) an initial public offering of the equity securities of Horizon Fuel Cell Technology, in either case, subject to the achievement of certain performance metrics related to the valuation of Horizon Fuel Cell Technology.
Director Compensation
To establish a
Non-Employee
Director Compensation Program (the “Director Program”), the Compensation Committee engaged Pearl Meyer. The Company felt using Pearl Meyer would ensure that the Director Program would align the directors’ interests with the long-term interests of stockholders and that the structure of the compensation is simple, transparent and easy for stockholders to understand. The Compensation Committee also considered whether the Director Program fairly compensates the Company’s directors in light of the size and scope of the Company. Employee directors do not receive additional compensation for their services as directors.
Pursuant to the Director Program, each
non-employee
director of Hyzon is eligible to receive:

•	An annual retainer of $60,000;

•	An annual retainer of $20,000 for the chair of the Audit Committee, $15,000 for the chair of the Compensation Committee and $10,000 for the chair of the Nominating and Corporate Governance Committee;

•	An annual retainer of $10,000 for members of the Audit Committee, $7,500 for members of the Compensation Committee and $5,000 for members of the Nominating and Corporate Governance Committee;

•	An initial equity retainer with a value of $225,000 (payable in the form of stock options and restricted stock units, granted in connection with initial election to the Board);

•
An annual equity retainer with a value of $165,000 in connection with the annual shareholders meeting, split equally between non-qualified
stock options and restricted stock units, that vests on the
one-year
anniversary of the grant; and

•	An additional annual cash retainer of $30,000 for serving as Lead Director.
Director Compensation Table
The following table shows the compensation received or earned by each of our non-employee
directors in fiscal year 2021:

2021	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Option Awards (2) ($)	Total ($)
Erik Anderson	37,500	—	—	37,500
Ivy Brown	40,000	—	—	40,000
Dennis Edwards	35,000	—	—	35,000
Viktor Meng	35,000	—	—	35,000
Ki Deok Park	35,000	—	—	35,000
Elaine Wong	70,000	—	—	70,000

(1)	Amounts reflected a pro-rated annual cash retainer of $30,000 in 2021 for all directors. Fees for service as a committee member and committee chair in 2021 were also prorated.
(2)	No stock or option awards were granted in 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information known to the Company regarding the beneficial ownership of Class A Common Stock as of March 11, 2022 by:

•	each person known to the Company to be the beneficial owner of more than 5% of outstanding Class A Common Stock;

•	each of the Company’s named executive officers and directors; and

•	all executive officers and directors of the Company as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Class A Common Stock issuable upon exercise of options and warrants currently exercisable within 60 days are deemed outstanding solely for purposes of calculating the percentage of total voting power of the beneficial owner thereof.

The beneficial ownership of Class A Common Stock is based on 247,856,052 shares of Class A Common Stock issued and outstanding as of March 11, 2022. Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of Class A Common Stock beneficially owned by them.

Name and Address of Beneficial Owners	Number of Shares of Class A Common Stock Beneficially Owned	% of Outstanding Class A Common Stock
Five Percent Holders (1)	155,639,006	62.8%
Horizon Fuel Cell Technologies Pte. Ltd. (2)
Directors and Executive Officers
Erik Anderson (3)	630,947	*
Ivy Brown	—	*
Dennis Edwards	177,200	*
Viktor Meng (4)	44,300	*
Ki Deok Park	—	*
Elaine Wong	781,386	*
Mark Gordon	2,735,984	1.1%
George Gu (5)	5,759,000	2.3%
Craig Knight (6)	5,880,700	2.3%
Parker Meeks	89,404	*
Gary Robb (7)	1,010,999	*
All Directors and Executive Officers as a group (14 persons, including the foregoing) (8)	17,146,661	6.6%

*	Less than one percent.
(1)
The Company is permitted to rely on the information reported by each beneficial owner in filings with the SEC and has no reason to believe that the information is incomplete or inaccurate or that the beneficial owner should have filed an amended report and did not.

(2)
Hymas is the record holder of the shares. Hymas is 79.62% owned indirectly by Horizon, through its subsidiaries, including JS Horizon and Horizon Fuel Cell Technology (Hong Kong) Ltd. (“HFCT HK”). Horizon, by reason of its ownership of the voting securities of JS Horizon, JS Horizon’s ownership of the voting securities of HFCT HK, and HFCT HK’s ownership of the voting securities of Hymas, ultimately has the right to elect or appoint the members of the governing body of Hymas and, therefore, to direct the management and policies of Hymas. As a result, Horizon has voting and investment power over the shares of Class A Common Stock held of record by Hymas. Mr. Gu beneficially owns 17.6% of Horizon, consisting of 119,892 Ordinary Shares of Horizon, which is approximately 46.9% of the outstanding Ordinary Shares of Horizon, and 1
D-1
Preferred Share of Horizon, which is approximately 0.0% of the outstanding
D-1
Preferred Shares of Horizon. Mr. Knight beneficially 2.4% of Horizon, consisting of 1,205 Ordinary Shares of Horizon, which is approximately 0.5% of the outstanding Ordinary Shares of Horizon, and 15,257 shares of A Preferred Shares of Horizon, which is approximately 19.9% of the outstanding A Preferred Shares of Horizon. Mr. Gu and Mr. Knight disclaim any beneficial ownership of Class A Common Stock by reason of their beneficial ownership of shares of Horizon. The address for Horizon and Hymas is Enterprise Hub, 48 Toh Guan Road East, Postal 608586,
#05-124,
Singapore. The address for JS Horizon is
302-309BOT
Building A, New Environmental Materials Industrial Park, Huada Road, Jingang Town, Zhangjiagang City, Jiangsu, China. The address for HFCT HK is 11/F., Capital Centre, 151 Gloucester Road, Wanchai, Hong Kong.

(3)
WRG DCRB Investors, LLC is the record holder of the shares reported herein. WestRiver Management, LLC is the managing member of WRG DCRB Investors, LLC. Erik Anderson is the sole member of WestRiver Management, LLC and has voting and investment discretion with respect to the common stock held of record by WRG DCRB Investors, LLC. As such, each of WestRiver Management, LLC and Erik Anderson may be deemed to have or share beneficial ownership of the Class A Common Stock held directly by WRG. Each such entity or person disclaims any such beneficial ownership. The business address of each of these entities and Erik Anderson is 920 5th Ave, Ste 3450, Seattle, WA 98104.

(4)	Consists of 26,580 shares of Class A Common Stock, and 17,720 shares of Class A Common Stock issuable upon the exercise of options within 60 days.
(5)	Consists of 221,500 shares of Class A Common Stock, and 5,537,500 shares of Class A Common Stock issuable upon the exercise of options within 60 days.
(6)	Consists of 343,200 shares of Class A Common Stock, and 5,537,500 shares of Class A Common Stock issuable upon the exercise of options within 60 days.
(7)	Consists of 125,000 shares of Class A Common Stock, and 885,999 shares of Class A Common Stock issuable upon the exercise of options or restricted stock units within 60 days.
(8)	Consists of 5,167,942 shares of Class A Common Stock and 11,978,719 shares of Class A Common Stock issuable upon the exercise of options or restricted stock units within 60 days.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions
DCRB Founder Shares
On September 12, 2017, DCRB issued an aggregate of 11,500,000 shares of DCRB Class B Common Stock (the “DCRB Founder Shares”) to its Sponsor for a capital contribution of $25,000, or approximately $0.002 per share. In September and October 2020, DCRB’s Sponsor returned to DCRB, at no cost, an aggregate of 5,750,000 DCRB Founder Shares, which DCRB cancelled. The number of DCRB Founder Shares issued was determined based on the expectation that such DCRB Founder Shares would represent 20% of the outstanding shares upon completion of DCRB’s initial public offering. In October 2020, DCRB’s Sponsor transferred an aggregate of 1,042,198 DCRB Founder Shares to DCRB’s independent directors and WRG DCRB Investors, LLC (“WRG”) at their original purchase price. In November 2020, DCRB’s Sponsor transferred an additional 22,130 DCRB Founder Shares to one of DCRB’s independent directors. In December 2020, DCRB’s Sponsor and WRG forfeited an aggregate of 106,875 DCRB Founder Shares in connection with the underwriters’ partial exercise of their over-allotment option resulting in DCRB’s initial stockholders holding an aggregate of 5,643,125 DCRB Founder Shares. On the Closing Date, each share of DCRB’s Class B Common Stock, which represented the DCRB Founder Shares, converted into one share of Class A Common Stock, resulting in the issuance of 5,643,125 shares of Class A Common Stock in the aggregate.
DCRB Founder Warrant Agreement
Concurrently with the execution and delivery of the Business Combination Agreement, DCRB, DCRB’s Sponsor, WRG and DCRB’s independent directors (the “DCRB Founders Warrant Parties”) entered into an agreement pursuant to which they agreed that:

•
The DCRB Founders Warrant Parties shall not, with respect to an aggregate of 4,885,875 private placement warrants (or shares of Class A Common Stock issued upon exercise of private placement warrants), (a)(i) sell or assign, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of, (ii) agree to dispose of, directly or indirectly, or (iii) establish or increase a “put equivalent position” or liquidation with respect to or decrease of a “call equivalent position” within the meaning of Section 16 of the Exchange Act and the rules and regulations of the SEC promulgated thereunder with respect to, in each case (i), (ii) and (iii), any security, (b) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise, or (c) publicly announce any intention to effect any transaction specified in clause (a) or (b), until the earlier of (i) one year after the Closing and

(ii) subsequent to the Closing, (x) the date on which the last sale price of the Class A Common Stock quoted on NASDAQ (or the exchange on which the shares of DCRB Class A Common Stock are then listed) equals or exceeds $11.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period or (y) the date on which DCRB completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in the holders of DCRB Class A Common Stock having the right to exchange their shares of Class A Common Stock for cash, securities or other property;

•
Upon and subject to the Closing, an aggregate of 814,313 private placement warrants (the “$12.00 Warrants”) became subject to potential forfeiture, and each DCRB Founders Warrant Party agreed not to exercise such $12.00 Warrants, unless and until a $12.00 Triggering Event (as defined below) occurs. Prior to the occurrence of a $12.00 Triggering Event, each DCRB Founders Warrant Party shall not Transfer any of the $12.00 Warrants. In the event no $12.00 Triggering Event occurs during the five year period commencing on the one year anniversary of the Closing (the “Earnout Period”), the $12.00 Warrants shall immediately be forfeited to Hyzon for no consideration as a contribution to the capital of Hyzon and immediately cancelled. “$12.00 Triggering Event” means the occurrence of a date on which the last reported sales price of one share of Class A Common Stock quoted on NASDAQ (or the exchange on which the shares of Class A Common Stock are then listed) is greater than or equal to $12.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period within the Earnout Period; provided, that, if, during the Earnout Period, there is a change of control pursuant to which the holders of Class A Common Stock have the right to receive consideration implying a value of Class A Common Stock (as determined in good faith by the Board) of (i) less than $12.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), then the $12.00 Warrants shall immediately be forfeited to us for no consideration and immediately cancelled; or (ii) greater than or equal to $12.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), then the $12.00 Triggering Event shall be deemed to have occurred.

•
Upon and subject to the Closing, an aggregate of 814,312 private placement warrants (the “$14.00 Warrants”) became subject to potential forfeiture, and each DCRB Founders Warrant Party agreed not to exercise such $14.00 Warrants, unless and until a $14.00 Triggering Event (as defined below) occurs. Prior to the occurrence of a $14.00 Triggering Event, each DCRB Founders Warrant Party shall not transfer any of the $14.00 Warrants. In the event no $14.00 Triggering Event occurs during the Earnout Period, the $14.00 Warrants shall immediately be forfeited to Hyzon for no consideration as a contribution to the capital of Hyzon and immediately cancelled. “$14.00 Triggering Event” means the occurrence of a date on which the last reported sales price of one share of Class A Common Stock quoted on NASDAQ (or the exchange on which the shares of Class A Common Stock are then listed) is greater than or equal to $14.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period within the Earnout Period; provided, that, if, during the Earnout Period, there is a change of control pursuant to which the holders of Class A Common Stock have the right to receive consideration implying a value of Class A Common Stock (as determined in good faith by the Board) (i) less than $14.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), then the $14.00 Warrants shall immediately be forfeited to us for no consideration and immediately cancelled; or (ii) of greater than or equal to $14.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), then the $14.00 Triggering Event shall be deemed to have occurred.

Private Placement Warrants
DCRB’s Sponsor, certain of DCRB’s independent directors consisting of Dr. Jennifer Aaker, Jane Kearns, Jim McDermott, Jeffrey Tepper and Michael Warren and WRG purchased an aggregate of 6,000,000 private placement warrants for a purchase price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of DCRB’s initial public offering. On November 12, 2020, DCRB completed a private placement with its Sponsor and WRG for an additional 514,500 warrants at a price of $1.00 per warrant, generating gross proceeds of approximately $514,500. As such, the interest of DCRB’s Sponsor, certain of DCRB’s independent directors and WRG in this transaction is valued at approximately $6,514,500.
In connection with the Closing, an additional 1,500,000 private placement warrants were also issued to the DCRB Sponsor, see “
Related Party Loans and Advances
”.
Each private placement warrant entitles the holder to purchase one share of our Class A Common Stock at $11.50 per share.
Administrative Support Agreement
On October 19, 2020, DCRB entered into an administrative support agreement with an affiliate of its Sponsor, pursuant to which DCRB paid an affiliate of its Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon consummation of the Business Combination, we ceased paying these monthly fees.
DCRB’s Sponsor, officers and directors, or any of their respective affiliates, have been reimbursed for any out-of-pocket
expenses incurred in connection with activities on DCRB’s behalf. There was no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on DCRB’s behalf.
Related Party Loans and Advances
DCRB’s liquidity needs up to its initial public offering were satisfied through receipt of a $25,000 capital contribution from DCRB’s Sponsor in exchange for the issuance of DCRB Founder Shares to DCRB’s Sponsor and a loan from DCRB’s Sponsor for an aggregate amount of $300,000 to cover organizational expenses and expenses related to the initial public offering pursuant to a promissory note. On September 13, 2017, DCRB drew down $300,000 on this promissory note. DCRB repaid this promissory note in full to its Sponsor on October 21, 2020. Subsequent to the consummation of its initial public offering, DCRB’s liquidity needs had been satisfied through the net proceeds of approximately $2.0 million from the private placement held outside of the Trust Account.
In addition to the promissory note, DCRB’s Sponsor paid certain costs related to DCRB’s formation and offering. Costs in the amount of $219,022 were forgiven by the Sponsor in December 2019 and were recorded within additional paid-in
capital. As of October 22, 2020, DCRB owed its Sponsor $135,941 for additional offering costs, which were subsequently paid back in November 2020.
As of October 22, 2020, the Sponsor and WRG advanced $600,000 to DCRB to cover the purchase of additional private placement warrants if the over-allotment were to be exercised in full. As of October 22, 2020, advances amounting to $600,000 were outstanding. Simultaneously with the closing of the sale of the units from the underwriters’ partial exercise of their over-allotment option, DCRB utilized the advance from its Sponsor and WRG to issue an additional 514,500 private placement warrants at a price of $1.00 per private placement warrant.
On June 28, 2021, DCRB issued an unsecured promissory note (the “Sponsor Note”) in the principal amount of $1,500,000 to the Sponsor. Pursuant to the terms of the Sponsor Note, at the Closing of the Business Combination, the Sponsor converted $1,500,000 principal amount of the Sponsor Note into 1,500,000 private placement warrants.

Registration Rights
The holders of the DCRB Founder Shares and private placement warrants (and any shares of Class A Common Stock issuable upon the exercise of the private placement warrants and upon conversion of the DCRB Founder Shares) are entitled to registration rights pursuant to the IPO Registration Rights Agreement, dated October 19, 2020 (the “IPO Registration Rights Agreement”), requiring us to register such securities for resale (in the case of the DCRB Founder Shares, the shares of Class A Common Stock that the DCRB Founder Shares converted into on the Closing Date). The holders of at least $25 million in value of these securities are entitled to demand that we file a registration statement covering such securities and to require us to effect up to an aggregate of three underwritten offerings of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the Business Combination.
In connection with the Closing, the Company entered into the amended and restated IPO Registration Rights Agreement (the “A&R Registration Rights Agreement”) with certain persons and entities holding securities of DCRB prior to the Closing and certain persons and entities receiving Class A Common Stock in connection with the Business Combination (the “Reg Rights Holders”) to amend and restate the IPO Registration Rights Agreement. Pursuant to the A&R Registration Rights Agreement, we agreed that, within 15 business days after the Closing, we will file a registration statement (the “Initial Registration Statement”) with the SEC (at our sole cost and expense), and we will use our reasonable best efforts to have the Initial Registration Statement become effective as soon as reasonably practicable after the filing thereof. A registration statement on Form
S-1
(the “2021 Registration Statement”) satisfying these requirements was filed with the SEC on July 30, 2021 and became effective on July 30, 2021. In certain circumstances, the Reg Rights Holders can demand up to three underwritten offerings in any
12-month
period and will be entitled to customary piggyback registration rights. The A&R Registration Rights Agreement does not provide for the payment of any cash penalties by us if we fail to satisfy any of our obligations under the A&R Registration Rights Agreement.
Lock-Up
Agreements
On February 8, 2021, certain stockholders of Legacy Hyzon, collectively holding 92,775,000 shares of Legacy Hyzon Common Stock or securities convertible into shares of Legacy Hyzon Common Stock as of the date thereof, entered into an agreement with DCRB and Legacy Hyzon (the
“Lock-Up
Agreement”) pursuant to which they agreed, following the Closing Date subject to certain customary exceptions, not to (a) directly or indirectly sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer, or enter into any agreement with respect to any sale, assignment, encumbrance, pledge, hypothecation, disposition, loan or other transfer, any shares of Class A Common Stock or any shares of Class A Common Stock issued or issuable upon the exercise of any warrant or other right to acquire shares of such Class A Common Stock beneficially owned or otherwise held by such stockholders or (b) publicly announce any intention to effect any transaction specified in clause (a) for six months following the Closing Date. This lock-up
period expired in January 2022, and shares held by the parties to the
Lock-Up
Agreement are no longer under these contractual restrictions.
Additionally, pursuant to the terms of a letter agreement entered into by the Sponsor and certain executives and directors of DCRB at the time of DCRB’s initial public offering, the DCRB Founder Shares (which converted into shares of Class A Common Stock at the Closing) may not be transferred until the earlier to occur of (a) one year after the Closing or (b) the date on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing, the shares of Class A Common Stock into which the DCRB Founder Shares converted will be released from these transfer restrictions.

PIPE Financing
In connection with the execution of the Business Combination Agreement, on February 8, 2021, DCRB entered into separate subscription agreements (the “Subscription Agreements”) with a number of investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, and DCRB agreed to sell to the PIPE Investors, an aggregate of 35,500,000 PIPE Shares for a purchase price of $10.00 per share and an aggregate purchase price of $355,000,000, in a private placement. The PIPE Shares do not include the shares of Class A Common Stock converted from the Legacy Hyzon Convertible Notes, pursuant to their terms, at a price of $9.00 per share (based on 90% of the price per PIPE Share) in connection with the PIPE Financing. The purpose of the PIPE Financing was to raise additional capital for use by Hyzon following the Closing.
Pursuant to the Subscription Agreements, DCRB agreed that, within 15 calendar days after the consummation of the Business Combination, DCRB will file a registration statement to register the resale of the PIPE Shares with the SEC (at DCRB’s sole cost and expense), which requirement was satisfied by the 2021 Registration Statement.
Ardour Subscription Agreement
In connection with the execution of the Business Combination Agreement, on February 8, 2021, DCRB, ACP Mgmt Corp., Ardour Capital Investment LLC (“Ardour”) and Hyzon entered into a subscription agreement (the “Ardour Subscription Agreement”), pursuant to which ACP Mgmt Corp. agreed, in full satisfaction of Ardour’s right to receive a warrant to purchase shares of Legacy Hyzon Common Stock for its services as a financial advisor to Hyzon, to purchase, and DCRB agreed to sell to ACP Mgmt Corp., such number of warrants exercisable for one share of Class A Common Stock at an exercise price of $2.20 (the “Ardour Warrants”), subject to the terms of the warrant agreement, dated as of July 16, 2021, by and between DCRB and Continental Stock Transfer & Trust Company (the “Ardour Warrant Agreement”), equal to (x) 184,000 multiplied by (y) the Exchange Ratio. On the Closing Date, a total of 326,048 Ardour Warrants were issued to Ardour. Such warrants are governed by and exercisable subject to the terms and conditions of the Ardour Warrant Agreement.
Horizon IP Agreement
In January 2021, Hyzon entered into the Horizon IP Agreement with JS Horizon, part of the Horizon group of Companies, and in September 2021 JS Powertrain was an added party to the agreement. Pursuant to the agreement, the parties convey to each other certain rights in intellectual property relating to Hyzon’s core fuel cell and mobility product technologies under which Hyzon will pay JS Horizon and JS Powertrain a total fixed payment of $10.0 million. As of December 31, 2021, $6.9 million was paid and the remaining $3.1 million was paid February 2022.
Please see the section entitled “
Business—Intellectual
Property
” in Part I, Item 1 for additional information concerning the Horizon IP Agreement.
Horizon is the beneficial owner of approximately 62.8% of our outstanding Class A Common Stock as of March 11, 2022. See “
Beneficial Ownership of
Securities
” in Part III, Item 12.
Horizon Supply Agreement
In January 2021, Hyzon entered into the Horizon Supply Agreement with Jiangsu Horizon New Energy Technologies Co. Ltd, a wholly owned subsidiary of Horizon, to supply certain fuel cell components. The Company made a deposit payment to Horizon in the amount of $5.0 million for long lead time components. This payment is included in prepaid expenses as the components have yet been received as of December 31, 2021. The Company currently relies and expects to rely on Horizon as a single source supplier of hydrogen fuel cell systems until completion of Hyzon hydrogen fuel cell manufacturing facilities.

Holthausen
The Company entered into a joint venture agreement in 2020 to create Hyzon Europe with Holthausen. As of December 31, 2021, the Company owns 50.5% of the equity interests of Hyzon Europe. On December 31, 2021, the Company signed a non-binding
Letter of Intent with Holthausen to purchase an increased equity interest in Hyzon Europe; the Letter of Intent provides that the Company intends to increase its total equity interest to 75% from 50.5%. Concurrent with the signing of this Letter of Intent, Hyzon provided a €1 million refundable deposit to Holthausen, approximately $1.1 million in USD. As Hyzon Europe builds out its production facilities, it relies on Holthausen for certain production resources that result in related party transactions. In addition, both companies rely on certain suppliers including Horizon.
In June 2021, the Company transferred inventory purchased from Horizon amounting to $1.2 million to Holthausen at cost and recorded a related party receivable of $1.2 million.
In July 2021, Hyzon Europe assumed certain customer sales contracts from Holthausen with an aggregate value of $5.1 million. As a result of this transaction, the Company recorded contract liabilities of $4.1 million, work-in-process
inventory of $3.4 million, and due from Holthausen of $0.7 million.
For the year ended December 31, 2021, the Company paid $0.5 million to two affiliated entities of certain executives of Hyzon Europe for their director services.
As of December 31, 2021, the Company has a net related party receivable in the amount of $0.3 million due from Holthausen.
Director Independence
The information required by this section has been discussed within Item 10 of this Form
10-K.
Item 14. Principal Accountant Fees and Services.
On July 16, 2021, the Audit Committee of the board of directors approved the engagement of KPMG LLP (“KPMG”) as our independent registered public accounting firm to audit our consolidated financial statements for the year ending December 31, 2021. Accordingly, WithumSmith+Brown, PC (“Withum”), our independent registered public accounting firm prior to the Business Combination, was informed on July 16, 2021 that it would be replaced by KPMG as our independent registered public accounting firm following completion of its review of the quarter ended June 30, 2021, which consisted only of the accounts of the pre-merger
special purpose acquisition company.
The consolidated financial statements as of December 31, 2020, and for the period from January 21, 2020 (date of inception) through December 31, 2020, of Legacy Hyzon Motors included in this Annual Report on Form 10-K in Item 8, entitled “Financial Statements and Supplementary Data.” were also audited by KPMG.

The following table presents fees billed to us by KPMG for professional services rendered for the year ended December 31, 2021 and the period from January 21, 2020 (date of inception) through December 31, 2020.
KPMG

	2021	2020
Audit Fees (1)	$1,441,326	$1,022,048
Audit-Related Fees (2)	73,465	137,952
Tax (3)	93,000	—
All Other Fees (4)	—	—

Total	$1,607,791	$1,160,000

(1)
Audit Fees
. Audit fees consist of fees for the audit of our annual financial statements and the reviews of our interim financial statements. Audit fees for each period also include related services that are normally provided in connection with registration statements and other SEC filings, including the fees associated with our Business Combination transaction which closed on July 16, 2021.

(2)
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards

(3)	Tax Fees . Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.
(4)	All Other Fees . All other fees consist of the cost of our subscription to an accounting research tool provided by KPMG.
The following table presents fees billed to us by Withum for professional services rendered for the period from January 1, 2021 through July 16, 2021 and for the year ended December 31, 2020.
Withum

	2021	2020
Audit Fees (1)	$85,125	$91,820
Audit-Related Fees (2)	—	—
Tax (3)	5,000	5,000
All Other Fees (4)	—	—

Total	$90,125	$96,820

(1)
Audit Fees
. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form
10-Q,
the audit of our December 31, 2020 financial statements included in the Original Filing and the audit of our restated financial statements included in this Amendment, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards

(3)	Tax Fees . Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.
(4)	All Other Fees . All other fees consist of fees billed for all other services.

PART IV
Item 15. Exhibit and Financial Statement Schedules.

1.
Financial Statements: The information concerning the consolidated financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form
10-K
in Item 8, titled “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules: No schedules are required
(b)
Exhibits
. The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this report.

Exhibit No.	Exhibit

2.1†	Business Combination Agreement and Plan of Reorganization, dated as of February 8, 2021, by and among Decarbonization Plus Acquisition Corp., DCRB Merger Sub Inc. and Hyzon Motors Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).

3.1	Second Amended and Restated Certificate of Incorporation of Hyzon Motors Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021).

3.2	Amended and Restated Bylaws of Hyzon Motors Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2020).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2020).

4.3	Warrant Agreement, dated as of October 19, 2020, by and between Decarbonization Plus Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2020).

4.4	Ardour Warrant Agreement, dated as of July 16, 2021, by and between Decarbonization Plus Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021).

4.5*	Description of Registered Securities

10.1	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).

10.2	Founder Warrant Agreement, dated as of February 8, 2021 by and among Decarbonization Plus Acquisition Corp., Decarbonization Plus Acquisition Sponsor, LLC and the other parties thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).

10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).

10.4	Ardour Subscription Agreement, dated as of February 8, 2021 by and among Decarbonization Plus Acquisition Corp., Ardour Capital and Hyzon Motors Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).

Exhibit No.	Exhibit

10.5	Amended and Restated Registration Rights Agreement, dated as of July 16, 2021, by and among Decarbonization Plus Acquisition Corp. and certain security holders (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021).

10.6#	Hyzon Motors Inc. 2021 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021).

10.7#	Employment Agreement, dated as of July 9, 2021, between Hyzon Motors Inc. and Craig Knight (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021).

10.8#	Employment Agreement, dated as of July 9, 2021, between Hyzon Motors Inc. and George Gu (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021).

10.9#	Employment Agreement, dated as of July 15, 2021, between Hyzon Motors Inc. and John Zavoli (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021).

10.10#	Employment Agreement, dated as of June 7, 2021, between Hyzon Motors Inc. and Parker Meeks (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021).

10.11#	Form of Indemnification Agreement, by and between Hyzon Motors Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021).

10.12	Intellectual Property Agreement, dated January 12, 2021, between Jiangsu Qingneng New Energy Technologies Co., Ltd. and Shanghai Qingneng Horizon New Energy Ltd. and Hyzon Motors Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021).

10.13	Framework Supply Contract Template, dated January 7, 2021, between Jiangsu Qingneng New Energy Technologies Co. Ltd. and Hyzon Motors Inc. (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021).

10.14#	Employment Agreement, dated as of August 5, 2021, between Hyzon Motors Inc. and Mark Gordon (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2021).

10.15#	Letter Agreement, dated August 27, 2021, between Hyzon Motors Inc. and Gary Robb (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2021).

10.16#	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2022).

10.17#	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2022).

10.18#	Form of Director Agreement

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP, independent registered accounting firm of Hyzon Motors Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

Exhibit No.	Exhibit

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1*	Cover Page Interactive Data File (embedded within the Inline XBRL)

†	All schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
*	Filed or furnished herewith.
#	Indicates management contract or compensatory arrangement.

Item 16. Form 10–K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYZON MOTORS INC.

Date: March 30, 2022	/s/ Craig Knight
Craig Knight Chief Executive Officer
Each person whose signature appears below hereby constitutes and appoints each of Craig Knight, George Gu, Mark Gordon, and John Zavoli, acting alone or together with another attorney-in-fact,
as his or her true and lawful
attorneys-in-fact
and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form
10-K,
and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact
and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact
and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s Craig Knight	Chief Executive Officer and Director	March 30, 2022
Craig Knight	(Principal Executive Officer)
/s/ Mark Gordon	Chief Financial Officer and Director	March 30, 2022
Mark Gordon	(Principal Financial Officer)
/s/ Jiajia Wu	Chief Accounting Officer	March 30, 2022
Jiajia Wu	(Principal Accounting Officer)
/s/ George Gu	Executive Chairman	March 30, 2022
George Gu
/s/ Erik Anderson	Director	March 30, 2022
Erik Anderson
/s/ Ivy Brown	Director	March 30, 2022
Ivy Brown
/s/ Dennis Edwards	Director	March 30, 2022
Dennis Edwards
/s/ Viktor Meng	Director	March 30, 2022
Viktor Meng
/s/ Ki Deok Park	Director	March 30, 2022
Ki Deok Park
/s/ Elaine Wong	Director	March 30, 2022
Elaine Wong