Form 10-Q
period 2022-03-31
Hyzon Motors Inc.
filed 2022-05-13
CIK 1716583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
______________________
Hyzon Motors Inc.
(Exact name of registrant as specified in its charter)
______________________

Delaware	001-39632	82-2726724
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

475 Quaker Meeting House Road Honeoye Falls, NY	14472
(Address of principal executive offices)	(Zip Code)
(585)-484-9337
(Registrant’s telephone number, including area code)
Not Applicable
(Former name or former address, if changed since last report)
______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HYZN	NASDAQ Capital Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	HYZNW	NASDAQ Capital Market
______________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2022, 247,900,979 shares of Class A Common Stock, par value $0.0001 per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD- LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, without limitation, statements regarding the financial position, business strategy, plans and objectives of management for future operations, and any statements that refer to characterizations of future events or circumstances, including any underlying circumstances. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “could,” “should”, “will,” “may,” “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” the negative of such terms, and other similar expressions are intended to identify forward looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to, those described below and under the section entitled “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended December 31, 2021, and in subsequent reports that we file with the SEC, including this Form 10-Q for the three months ended March 31, 2022.
•our ability to commercialize our products and strategic plans, including our ability to establish facilities to produce our vehicles or secure hydrogen supply in appropriate volumes, at competitive costs or with competitive emissions profiles;

•our ability to compete effectively in the heavy-duty transportation sector, and withstand intense competition and competitive pressures from other companies worldwide in the industries in which we operate;

•our ability to convert non-binding memoranda of understanding and letters of intent into binding orders or sales (including because of current or prospective resources of our counterparties) and the ability of our counterparties to make payments on orders;

•our ability to invest in hydrogen production, distribution, and refueling operations to supply our customers with hydrogen at competitive costs to operate their fuel cell electric vehicles;

•disruptions to the global supply chain, including as a result of the COVID-19 pandemic and geopolitical events, and shortage of raw materials, and the related impacts on our third party suppliers and assemblers;

• our ability to maintain the listing of our common stock on NASDAQ;

• our ability to raise financing in the future;

• our ability to retain or recruit, or changes required in, our officers, key employees or directors;

• our ability to protect, defend, or enforce intellectual property on which we depend; and

•the impacts of legal proceedings, regulatory disputes and governmental inquiries.

Should one or more of the risks or uncertainties described above, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.

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

Hyzon Motors, Inc.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$407,333	$445,146
Accounts receivable	774	2,598
Related party receivable	417	264
Inventory	26,082	19,245
Prepaid expenses and other current assets	29,951	27,970
Total current assets	464,557	495,223
Property, plant, and equipment, net	18,249	14,311
Right-of-use assets	10,970	10,265
Investments in equity securities	17,478	4,948
Other assets	6,146	5,430
Total Assets	$517,400	$530,177
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,938	$8,430
Accrued liabilities	9,034	6,026
Related party payables	648	3,633
Contract liabilities	11,063	11,230
Current portion of lease liabilities	2,409	1,886
Total current liabilities	31,092	31,205
Long term liabilities
Lease liabilities	9,249	8,830
Private placement warrant liability	13,705	15,228
Earnout liability	100,520	103,761
Deferred income taxes	526	—
Other liabilities	1,243	1,296
Total liabilities	156,335	160,320
Commitments and contingencies (Note 11)
Stockholders’ Equity
Common stock, $0.0001 par value; 400,000,000 shares authorized, 247,881,568 and 247,758,412 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	25	25
Additional paid-in capital	404,992	403,016
Accumulated deficit	(37,182)	(28,117)
Accumulated other comprehensive gain	486	373
Total Hyzon Motors Inc. stockholders’ equity	368,321	375,297
Noncontrolling interest	(7,256)	(5,440)
Total Stockholders’ Equity	361,065	369,857
Total Liabilities and Stockholders’ Equity	$517,400	$530,177
The accompanying notes are an integral part of these unaudited consolidated financial statements

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$356	$—
Operating expense:
Cost of revenue	424	—
Research and development	6,212	627
Selling, general, and administrative	20,470	3,146
Total operating expenses	27,106	3,773
Loss from operations	(26,750)	(3,773)
Other income (expense):
Change in fair value of private placement warrant liability	1,523	—
Change in fair value of earnout liability	3,241	—
Change in fair value of equity securities	12,530	—
Foreign currency exchange loss and other expense	(1,057)	(28)
Interest income (expense), net	17	(4,588)
Total other income (expense)	16,254	(4,616)
Net loss before income taxes	(10,496)	(8,389)
Income tax expense	526	—
Net loss	$(11,022)	$(8,389)
Less: Net loss attributable to noncontrolling interest	(1,957)	(242)
Net loss attributable to Hyzon	$(9,065)	$(8,147)
Comprehensive loss:
Net loss	$(11,022)	$(8,389)
Foreign currency translation adjustment	254	(29)
Comprehensive loss	$(10,768)	$(8,418)
Less: Comprehensive loss attributable to noncontrolling interest	(1,816)	(233)
Comprehensive loss attributable to Hyzon	$(8,952)	$(8,185)
Net loss per share attributable to Hyzon:
Basic	$(0.04)	$(0.05)
Diluted	$(0.04)	$(0.05)
Weighted average common shares outstanding:
Basic	247,940	166,201
Diluted	247,940	166,201
The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Legacy Common Stock		Common Stock Class A		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Hyzon Motors Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	247,758,412	$25	$403,016	$(28,117)	$373	$375,297	$(5,440)	$369,857
Exercise of stock options	—	—	30,008	—	34	—	—	34	—	34
Stock-based compensation	—	—	—	—	2,133	—	—	2,133	—	2,133
Vesting of RSUs	—	—	64,815	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(160)	—	—	(160)	—	(160)
Common stock issued for the cashless exercise of warrants	—	—	28,333	—	—	—	—	—	—	—
Repurchase of warrants	—	—	—	—	(31)	—	—	(31)	—	(31)
Net loss attributable to Hyzon	—	—	—	—	—	(9,065)	—	(9,065)	—	(9,065)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(1,957)	(1,957)
Foreign currency translation loss	—	—	—	—	—	—	113	113	141	254
Balance as of March 31, 2022	—	$—	247,881,568	$25	$404,992	$(37,182)	$486	$368,321	$(7,256)	$361,065

	Legacy Common Stock		Common Stock Class A		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Hyzon Motors Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	93,750,000	$94	—	$—	$29,045	$(14,271)	$(16)	$14,852	$(91)	$14,761
Retroactive application of recapitalization	(93,750,000)	(94)	166,125,000	17	77	—	—	—	—	—
Adjusted balance, beginning of period	—	—	166,125,000	17	29,122	(14,271)	(16)	14,852	(91)	14,761
Exercise of stock options	—	—	115,189	—	187	—	—	187	—	187
Stock-based compensation	—	—	—	—	290	—	—	290	—	290
IP transaction - deemed distribution	—	—	—	—	(10,000)	—	—	(10,000)	—	(10,000)
Net loss attributable to Hyzon	—	—	—	—	—	(8,147)	—	(8,147)	—	(8,147)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(242)	(242)
Foreign currency translation loss	—	—	—	—	—	—	(38)	(38)	9	(29)
Balance at March 31, 2021	—	$—	166,240,189	$17	$19,599	$(22,418)	$(54)	$(2,856)	$(324)	$(3,180)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(11,022)	$(8,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	912	129
Stock-based compensation	2,133	290
Deferred income tax expense	526	—
Noncash interest expense	—	4,500
Fair value adjustment of private placement warrant liability	(1,523)	—
Fair value adjustment of earnout liability	(3,241)	—
Fair value adjustment of value of equity securities	(12,530)	—
Changes in operating assets and liabilities:
Accounts receivable	1,839	(191)
Inventory	(6,864)	(626)
Prepaid expenses and other current assets	(1,599)	(6,982)
Other assets	(65)	—
Accounts payable	(568)	375
Accrued liabilities	3,003	316
Related party payables, net	8	811
Contract liabilities	(165)	297
Other liabilities	(92)	—
Net cash used in operating activities	(29,248)	(9,470)
Cash Flows from Investing Activities:
Purchases of property and equipment	(4,440)	(3,950)
Advanced payments for capital expenditures	(387)	—
Investment in equity securities	—	(123)
Net cash used in investing activities	(4,827)	(4,073)
Cash Flows from Financing Activities:
Exercise of stock options	34	187
Payment of finance lease liability	(86)	(38)
Debt issuance costs	—	(59)
Proceeds from issuance of convertible notes	—	45,000
Net share settlement of incentive equity awards	(160)	—
Payment for purchase of Horizon IP	(3,146)	—
Repurchase of warrants	(31)	—
Deferred transaction costs	—	(487)
Net cash (used in) provided by financing activities	(3,389)	44,603
Effect of exchange rate changes on cash	300	(26)
Net change in cash and restricted cash	(37,164)	31,034
Cash and restricted cash — Beginning	449,365	17,139
Cash and restricted cash — Ending	$412,201	$48,173
Supplemental schedule of non-cash investing activities and financing activities:
Horizon license agreement payable	—	10,000
Transaction costs included in accrued expenses	—	2,978
The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of Business and Basis of Presentation

Description of Business

Hyzon Motors Inc. (“Hyzon” or the “Company”), headquartered in Honeoye Falls, New York, assembles and supplies hydrogen fuel cell-powered commercial vehicles across North America, Europe, China, and Australasia. In addition, Hyzon builds and fosters a clean hydrogen supply ecosystem with leading partners from feedstocks through production, dispensing, and financing. The Company is majority-owned by Hymas Pte. Ltd. (“Hymas”), a Singapore company, which is majority-owned but indirectly controlled by Horizon Fuel Cell Technologies PTE Ltd., a Singapore company (“Horizon”).

Business Combination and Basis of Presentation

The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the requirements and rules of the Securities and Exchange Commission (“SEC”) regarding interim reporting. Certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited consolidated financial statements should be read in connection with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2021.

The Company’s unaudited consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries including variable interest entity arrangements in which the Company is the primary beneficiary. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation for the periods presented. Results of operations reported for interim periods presented are not necessarily indicative of results for the entire year or any other periods.

On July 16, 2021 (the “Closing Date”), legacy Hyzon Motors Inc. and now named Hyzon Motors USA Inc., (“Legacy Hyzon”), consummated the transactions contemplated by the Business Combination Agreement and Plan of Reorganization (the “Business Combination”), dated February 8, 2021, with Decarbonization Plus Acquisition Corporation (“DCRB”) to effect a business combination between DCRB and Legacy Hyzon with DCRB Merger Sub Inc., a wholly owned subsidiary of DCRB, merging with and into Legacy Hyzon, with Legacy Hyzon surviving the merger as a wholly owned subsidiary of DCRB. On the Closing Date, DCRB changed its name to “Hyzon Motors Inc.” and Legacy Hyzon changed its name to “Hyzon Motors USA Inc.”

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP, with no goodwill or other intangible assets recorded and the net assets of Legacy Hyzon consolidated with DCRB at historical cost. Under this method of accounting, DCRB is treated as the “acquired” company for financial reporting purposes.

Accordingly, the equity structure has been retrospectively adjusted in all comparative periods up to the Closing Date, to reflect the number of shares of the Company's common stock, $0.0001 par value per share issued to Legacy Hyzon's stockholders in connection with the reverse recapitalization. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Hyzon common stock prior to the Business Combination have been retroactively restated as shares reflecting an exchange ratio of 1.772 (the “Exchange Ratio”).

Liquidity and Capital Resources

The Company has incurred losses from operations since inception. The Company incurred net losses of $11.0 million and $8.4 million for the three months ended March 31, 2022 and 2021, respectively, and accumulated deficit amounted to $37.2 million and $28.1 million as of March 31, 2022 and December 31, 2021, respectively. Net cash used in operating activities was $29.2 million and $9.5 million for the three months ended March 31, 2022 and 2021, respectively.

On July 16, 2021, the Company received $512.9 million in cash, net of redemption and transaction costs as a result of the Business Combination. As of March 31, 2022, the Company has $407.3 million in unrestricted cash. Management expects that the Company’s cash, after taking consideration of the current projections of cash flow used in operating and investing activities, will be sufficient to meet its liquidity requirements for at least one year from the issuance date of these unaudited consolidated financial statements. Based on the above considerations, the Company’s unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations.

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

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the Company’s consolidated financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2021. There have been no material changes to the significant accounting policies during the three-month period ended March 31, 2022.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2021-08, Business Combination (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Accounting Standard Codification (“ASC”) 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The Company is in the process of assessing the impact of this guidance on its financial position, results of operations, or cash flow.

The Company considers the applicability and impact of all ASUs. The Company assessed ASUs not listed above and determined that they either were not applicable or were not expected to have a material impact on the unaudited consolidated financial statements.

Note 3. Revenue

For the three months ended March 31, 2022, the Company recognized $0.4 million in sales of fuel cell systems. The Company did not recognize any revenue for the three months ended March 31, 2021.

Contract Balances

Contract liabilities relate to the advance consideration invoiced or received from customers for products and services prior to satisfying a performance obligation or in excess of amounts allocated to a previously satisfied performance obligation. These amounts are included within Contract liabilities in the unaudited Consolidated Balance Sheets.

The carrying amount of contract liabilities included in the accompanying unaudited Consolidated Balance Sheets was $11.1 million and $11.2 million as of March 31, 2022, and December 31, 2021, respectively.

Remaining Performance Obligations

The transaction price associated with remaining performance obligations related to binding orders for commercial vehicles and other contracts with customers was $22.0 million and $22.4 million as of March 31, 2022 and December 31, 2021, respectively. The Company expects to recognize substantially all its remaining performance obligations as revenue over the next 12 months.

Note 4. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$20,051	$15,727
Work in process	6,031	3,518
Total inventory	$26,082	$19,245

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Deposit for fuel cell components (Note 14)	$5,905	$5,008
Vehicle inventory deposits	10,068	7,907
Production equipment deposits	1,552	4,423
Other prepaids	5,142	2,477
Prepaid Insurance	2,744	5,079
VAT receivable from government	3,637	2,173
VAT receivable from customers	903	903
Total prepaid expenses and other current assets	$29,951	$27,970

Note 6. Property, Plant, and Equipment, net

Property, plant, and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Land and building	$2,818	$2,818
Machinery and equipment	11,679	8,792
Software	1,176	596
Leasehold improvements	1,153	968
Construction in progress	2,693	1,828
Total Property, plant, and equipment	19,519	15,002
Less: Accumulated depreciation and amortization	(1,270)	(691)
Property, plant and equipment, net	$18,249	$14,311
Depreciation and amortization expense totaled $0.6 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Note 7. Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Payroll and payroll related expenses	$3,833	$2,247
Accrued professional fees	4,032	2,545
Other accrued expenses	1,169	1,234
Accrued liabilities	$9,034	$6,026

Note 8. Investments in Equity Securities

The Company owns common shares, participation rights, and options to purchase additional common shares in certain private companies. On a non-recurring basis, the carrying value is adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments in the same issuer.

Included in Change in fair value of equity securities in the unaudited Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 is a $12.5 million gain from the equity investment in Raven SR, LLC (“Raven”). The investment in Raven’s common shares and options were initially accounted for at cost of $2.5 million. Subsequently in March 2022, there was an observable change in price of Raven’s common shares. The change in observable price of Raven’s common shares also results in a remeasurement of the investment in Raven’s options as of the date that the observable transaction took place. The fair value of the investment in Raven’s common shares was determined based on observable market prices of identical instruments in less active markets and is classified accordingly as Level 2 in the fair value hierarchy. Due to certain anti-dilution rights included in the options held by the Company, the fair value was determined utilizing a Monte-Carlo simulation model. Accordingly, this was determined to be a Level 3 measurement in the fair value hierarchy. The most significant assumptions in the model included the transaction price of the underlying common shares at the transaction date, expected volatility, risk free rate, and certain assumptions around the likelihood, size, and timing of potential future equity raises by Raven. As of March 31, 2022, the Company determined the fair value of the investment in Raven’s common shares and options to be $6.5 million and $8.5 million, respectively.

The following table summarizes the total carrying value of held securities, measured as the total initial cost plus cumulative net gain (loss) (in thousands):

	March 31, 2022	December 31, 2021
Total initial cost basis	$4,948	$4,948
Adjustments:
Cumulative unrealized gain	12,530	—
Carrying amount, end of period	$17,478	$4,948
Note 9. Income Taxes

During the three months ended March 31, 2022, the Company recorded a net discrete tax expense of $0.5 million primarily associated with the establishment of a deferred tax liability that is not expected to offset available deferred tax assets. The Company did not record a provision for income taxes for the three months ended March 31, 2021 because the Company generated tax losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses all available evidence, both positive and negative, to determine the amount of any required valuation allowance within each taxing jurisdiction. Full valuation allowances have been established for the Company’s operations in all jurisdictions. As of March 31, 2022, and December 31, 2021, the Company had net deferred tax assets of approximately $25.1 million and $21.9 million, respectively, each of which was fully offset by a valuation allowance.

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its positions. The Company is subject to income tax examinations by taxing authorities in the countries in which it operates since inception.

Note 10. Fair Value Measurements

The Company follows the guidance in ASC Topic 820, Fair Value Measurement. For assets and liabilities measured at fair value on a recurring and nonrecurring basis, a three-level hierarchy of measurements based upon observable and unobservable inputs is used to arrive at fair value. The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
•Level 1 inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•Level 2 inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

As of March 31, 2022, and December 31, 2021, the carrying amount of accounts receivable, other current assets, other assets, accounts payable, and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Warrant liability – Private Placement Warrants	$—	$13,705	$—	$13,705
Earnout shares liability	—	—	100,520	100,520

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Warrant liability – Private Placement Warrants	$15,228	$—	$—	$15,228
Earnout shares liability	—	—	103,761	103,761

Private Placement Warrants

Following the lapsing of certain transferability restrictions subsequent to the Business Combination, the features of the Private Placement Warrants became identical to the Public Warrants, except that so long as they are held by the sponsor of the Business Combination, the Private Placement Warrants are not redeemable by the Company. Due to these similarities, the estimated fair value of the Private Placement Warrants was equal to the fair value of the Public Warrants at March 31, 2022.

Earnout to Common Stockholders

The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model. The inputs into the Monte-Carlo pricing model included significant unobservable inputs. The following table provides quantitative information regarding Level 3 fair value measurement inputs:

	March 31, 2022	December 31, 2021
Stock price	$6.39	$6.49
Risk-free interest rate	2.4%	1.2%
Volatility	90.00%	90.00%
Remaining term (in years)	4.29	4.54
The following table presents the changes in the liabilities for Private Placement Warrants and Earnout during the three months ended March 31, 2022 (in thousands):

	Private Placement Warrants	Earnout
Balance as of December 31, 2021	$15,228	$103,761
Change in estimated fair value	(1,523)	(3,241)
Balance as of March 31, 2022	$13,705	$100,520

The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded.

Note 11. Commitments and Contingencies

Legal Proceedings

The Company is subject to, and may become a party to, a variety of litigation, other claims, suits, indemnity demands, regulatory actions, and government investigations and inquiries in the ordinary course of business. The Company is party to current legal proceedings as discussed more fully below.

Three related putative securities class action lawsuits were filed between September 30, 2021 and November 15, 2021, in the U.S. District Court for the Western District of New York against the Company, certain of the Company’s current officers and directors and certain officers and directors of DCRB: (Kauffmann v. Hyzon Motors Inc., et al. (No. 21-cv-06612-CJS), Brennan v. Hyzon Motors Inc., et al. (No. 21-cv-06636- CJS), and Miller v. Hyzon Motors Inc. et al. (No. 21-cv-06695-CJS)), asserting violations of federal securities laws. The complaints generally allege that the Company and individual defendants made materially false and misleading statements relating to the nature of the Company’s customer contracts, vehicle orders, and sales and earnings projections, based on allegations in a report released on September 28, 2021, by Blue Orca Capital, an investment firm that indicated that it held a short position in our stock and which has made numerous allegations about the Company. These lawsuits have been consolidated under the caption In re Hyzon Motors Inc. Securities Litigation (Case No. 6:21-cv-06612-CJSMWP), and on March 21, 2022, the court-appointed lead plaintiff filed a consolidated amended complaint seeking monetary damages.

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

Regardless of outcome, such proceedings or claims can have an adverse impact on us because of legal defense and settlement costs, our obligations to indemnify third parties, diversion of resources, and other factors, and there can be no assurances that favorable outcomes will be obtained. Based on the early-stage nature of these cases, we cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

Note 12. Stock-based Compensation Plans

The following table summarizes the Company’s stock option and Restricted Stock Unit (“RSU”) activity:

	Stock Options				RSUs
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual (Years)	Aggregate Intrinsic Value (in 000s)	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	19,311,140	$1.29	13.07	100,885	1,852,685	$6.14
Granted	188,232	$6.29	—	—	107,310	$5.22
Exercised or released	(30,008)	$1.13	—	—	(95,576)	$3.53
Forfeited/Cancelled	(38,984)	$1.13	—	—	—	$—
Outstanding at March 31, 2022	19,430,380	$1.30	12.78	99,280	1,864,419	$6.22
Vested and expected to vest, March 31, 2022	13,892,880	$1.15	12.39	73,271	1,864,419	$6.22
Exercisable and vested at March 31, 2022	12,116,476	$1.13	13.15	63,749	—

As of March 31, 2022, there was $2.5 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 4.46 years.

RSUs granted under the Company’s equity incentive plans typically vest over a four or five-year period beginning on the date of grant. RSUs will be settled through the issuance of an equivalent number of shares of our common stock and are equity classified. The fair value of restricted shares is determined based upon the stock price on the date of grant. As of March 31, 2022, unrecognized compensation costs related to unvested RSUs of $9.6 million is expected to be recognized over a remaining weighted average period of 3.42 years.

Earnout to Other Equity Holders
Earnout awards to other equity holders are accounted for under ASC 718 were vested at the time of grant, and therefore recognized immediately as compensation expense. Total compensation expense recorded in the three months ended March 31, 2022 related to these earnout awards was $1.0 million. Certain earnout awards to other equity holders contained performance and market-based vesting conditions, and as the performance conditions are not deemed probable at March 31, 2022, no compensation expense has been recorded related to these awards.

Note 13. Stockholders' Equity

Common Stock

The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 247,881,568 and 247,758,412 shares of Class A common stock issued and outstanding, respectively.

Warrants

As of March 31, 2022 and December 31, 2021, there were 11,286,242 Public Warrants and 8,014,500 Private Placement Warrants, for a total of 19,300,742 warrants outstanding.

Ardour Subscription Agreement

As of March 31, 2022, and December 31, 2021, there were 230,048 and 293,087 Ardour Warrants outstanding, respectively. In the three months ended March 31, 2022, the Company issued 28,333 shares of common stock for the cashless exercise of certain Ardour Warrants.

Equity Repurchase Program

On November 17, 2021, the Company’s board of directors authorized the repurchase of up to $5.0 million of its outstanding common stock and/or Public Warrants. The timing and amount of any share repurchases under the Company’s share repurchase authorization will be determined by management based on market conditions and other considerations. Such repurchases may be executed in the open market. As of December 31, 2021, the Company had repurchased 256,977 public warrants for $0.5 million. In the three months ended March 31, 2022, the Company repurchased an additional 15,600 public warrants for $31 thousand. The Company suspended the share repurchase program as of January 5, 2022.

Note 14. Related Party Transactions

Horizon IP Agreement

In January 2021, the Company entered into an intellectual property agreement (the “Horizon IP Agreement”) with Jiangsu Qingneng New Energy Technologies Co., Ltd. and Shanghai Qingneng Horizon New Energy Ltd. (together, “JS Horizon”) both of which are affiliates of the Company’s ultimate parent, Horizon. In September 2021, Jiangsu Horizon Powertrain Technologies Co. Ltd. (“JS Powertrain”) was an added party to the agreement. Pursuant to the agreement the parties convey to each other certain rights in intellectual property relating to Hyzon’s core fuel cell and mobility product technologies, under which Hyzon was to pay JS Horizon and JS Powertrain a total fixed payment of $10 million. As of March 31, 2022, the full $10 million has been paid, $6.9 million was paid in 2021 and the remaining $3.1 million was paid in February 2022.

Related Party Payables and Receivables

Horizon Fuel Cell Technologies and Related Subsidiaries

Hyzon utilizes Horizon to supply certain fuel cell components. In March 2021, the Company made a deposit payment to Horizon in the amount of $5.0 million to secure fuel cell components. This payment is included in prepaid expenses as none of the components have yet been received. In addition, the Company made other deposit payments to purchase fuel cell systems and components from Horizon and its affiliates. For the three months ended March 31, 2022, Cost of revenue of $0.1 million for fuel cell components purchased from Horizon and its affiliates were recorded in the Company’s unaudited Consolidated Statements of Operations and Comprehensive Loss.

Certain employees of Horizon and its affiliates provide services to the Company. Based on an analysis of the compensation costs incurred by Horizon and an estimate of the proportion of effort spent by such employees on each entity, an allocation of approximately $0.3 million and $0.1 million was recorded in the Company’s unaudited Consolidated Statements of Operations and Comprehensive Loss related to such services for the three months ended March 31, 2022, and 2021, respectively.

The related party liability to Horizon and its affiliates is $0.6 million and $3.6 million as of March 31, 2022 and December 31, 2021, respectively.

Holthausen and Affiliates

The Company entered into a joint venture agreement in October 2020 to create Hyzon Motors Europe B.V. (“Hyzon Europe”) with Holthausen Clean Technology Investments B.V. (“Holthausen”). As Hyzon Europe builds out its production facilities, it relies on Holthausen and its affiliates for certain production resources that result in related party transactions. In addition, both companies rely on certain suppliers, including Horizon.

The Company currently owns 50.5% of the equity interests of Hyzon Europe. On December 31, 2021, Hyzon executed a non-binding Letter of Intent (“LOI”) with Holthausen to increase its stake to 75% in Hyzon Europe. Concurrent with the signing of this LOI, €1 million refundable deposit was paid to Holthausen, approximately $1.1 million in U.S. dollars (“USD”). This deposit is recorded in the unaudited Consolidated Balance Sheets in Prepaid expenses and other current assets.

On May 5, 2022, the Company entered into a Stock Purchase Agreement (“SPA”) with Holthausen, whereby the Company agreed to purchase 735,000 shares Holthausen holds in Hyzon Europe. When the transaction closes, the Company will own 75% of the issued and outstanding shares of Hyzon Europe, and Holthausen will own 25%. As part of the SPA, Holthausen agreed to transfer to Hyzon Europe all of its shares of stock in Holthausen Clean Technology B.V, private limited liability company registered in the Netherlands. The Company agreed to a total purchase price of €27.0 million, approximately $28.5 million in USD, in a combination of cash and equity of the Company.
For the three months ended March 31, 2022, the Company paid $0.1 million in director services to Carl Holthausen and Max Holthausen as executives of Hyzon Europe.

As of March 31, 2022 and December 31, 2021, the Company has a net related party receivable in the amount of $0.4 million and $0.3 million, respectively from Holthausen.

Note 15. Loss per share

The following table presents the information used in the calculation of our basic and diluted loss per share attributable to Hyzon common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net loss attributable to Hyzon	$(9,065)	$(8,147)
Weighted average shares outstanding:
Basic	247,940	166,201
Effect of dilutive securities	—	—
Diluted	247,940	166,201
Loss per share attributable to Hyzon:
Basic	$(0.04)	$(0.05)
Diluted	$(0.04)	$(0.05)
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

	Three Months Ended March 31,
	2022	2021
Restricted stock units	1,864	872
Stock options with service conditions	12,121	12,525
Stock options for former CTO	1,772	1,772
Stock options with market and performance conditions	5,538	5,538
Private placement warrants	8,015	—
Public Warrants	11,286	—
Earnout shares	23,250	—
Hongyun warrants	31	—
Ardour warrants	230	326

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion is intended to supplement, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report filed on Form 10-K. Unless the context otherwise requires, all references in this section to “Hyzon,” “we,” “us,” and “our” are intended to mean the business and operations of Hyzon Motors Inc. and its consolidated subsidiaries following the consummation of the Business Combination and to Legacy Hyzon and its consolidated subsidiaries prior to the Business Combination.

Overview

Headquartered in Rochester, New York, with operations in North America, Europe, China, and Australasia, Hyzon provides decarbonized solutions primarily for commercial vehicles market and hydrogen supply infrastructure.

Vehicles and Vehicle Platforms

Our commercial vehicle business is focused primarily on assembling and supplying hydrogen-powered fuel cell electric vehicles (“FCEVs”), including heavy-duty (Class 8) trucks, medium-duty (Class 6) trucks, light-duty (Class 3 and 4) trucks, and 40 and 60-foot (12 and18-meter) city and coach buses to commercial vehicle operators.

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

The COVID-19 pandemic and measures to prevent its spread have had the following impact on our business:
•Our workforce. Employee health and safety is our priority. In response to COVID-19, we established protocols to help protect the health and safety of our workforce. We will continue to stay up-to-date and follow local, Centers for Disease Control and Prevention (“CDC”), or World Health Organization (“WHO”) guidelines regarding safe work environment requirements.
•Operations and Supply Chain. We continue to experience supply chain disruptions, which may temporarily limit our ability to outfit vehicles and fuel cell systems with key components. However, our global footprint has allowed us to leverage our strategic partnerships and to meet customer demands for zero-emission heavy commercial vehicles despite these challenges. In the future, we may experience supply chain disruptions from related or third-party suppliers and any such supply chain disruptions could cause delays in our development and delivery timelines. We continue to monitor the situation for any potential adverse impacts and execute appropriate countermeasures, where possible.

While we have experienced some operational challenges, the long-term implications of the COVID-19 pandemic on our workforce, operations and supply chain, as well as demand remain uncertain. These factors may in turn, have a material adverse effect on our results of operations, financial position, and cash flows.

Key Trends and Uncertainties

We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended December 31, 2021.

Commercial Launch of Hyzon-branded commercial vehicles and other hydrogen solutions

We reported $0.4 million of revenue from hydrogen fuel cell system sales for the three months ended March 31, 2022; however, our business model has yet to be proven. Prior to full commercialization of our commercial vehicle business at scale, we must complete the construction of required manufacturing facilities and achieve research and development milestones. We must establish and operate facilities capable of producing our hydrogen fuel cell systems or assembling our hydrogen-powered commercial vehicles in appropriate volumes and at competitive costs.

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
The automotive industry continues to face many supply chain disruptions. We are experiencing increases in both the cost of and time to receive raw materials, such as semiconductors or chassis. Any such increase or supply interruptions could materially negatively impact our business, prospects, financial condition, and operating results. Many of the parts for our products are sourced from suppliers in China, and the manufacturing situation in China remains uncertain.

Market Trends and Competition

The last ten years have seen the rapid development of alternative energy solutions in the transportation space. We believe this growth will continue to accelerate as increased product offerings, technological developments, reduced costs, additional supporting infrastructure, and increased global focus on climate goals drive broader adoption.

We believe that commercial vehicle operators, one of our initial target markets, will be driven towards hydrogen-powered commercial vehicles predominantly by the need to decarbonize activities, but also by the potential for lower total cost of ownership in comparison to the cost of ownership associated with traditional gasoline and diesel internal combustion engines. Our fuel cell technology can be deployed across a broad range of mobility applications, including on-road, off-road, rail, maritime and aviation.

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

Regulatory Landscape

We operate in a highly regulated industry. The failure to comply with laws or regulations, including but limited to rules and regulations covering vehicle safety, emissions, dealerships, and distributors, could subject us to significant regulatory risk and changing laws and regulations and changing enforcement policies and priorities could adversely affect our business, prospects, financial condition and operating results. We may be also required to obtain and comply with the terms and conditions of multiple environmental permits, many of which are difficult and costly to obtain and could be subject to legal challenges. We depend on global customers and suppliers, and adverse changes in governmental policy or trade regimes could significantly impact the competitiveness of our products. Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability. See the section entitled “Government Regulations” in our Annual Report filed on Form 10-K for the year ended December 31, 2021.

Results of Operations

The following table sets forth our historical operating results for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue	$356	$—	$356	N/M
Operating expense:
Cost of revenue	424	—	424	N/M
Research and development	6,212	627	5,585	891%
Selling, general, and administrative	20,470	3,146	17,324	551%
Total operating expenses	27,106	3,773	23,333	618%
Loss from operations	(26,750)	(3,773)	(22,977)	609%
Other income (expense):
Change in fair value of private placement warrant liability	1,523	—	1,523	N/M
Change in fair value of earnout liability	3,241	—	3,241	N/M
Change in fair value of equity securities	12,530	—	12,530	N/M
Foreign currency exchange loss and other expense	(1,057)	(28)	(1,029)	3675%
Interest income (expense), net	17	(4,588)	4,605	(100)%
Total other income (expense)	16,254	(4,616)	20,870	(452)%
Net loss before income taxes	(10,496)	(8,389)	(2,107)	25%
Income tax expense	526	—	526	N/M
Net loss	$(11,022)	$(8,389)	$(2,633)	31%
Less: Net loss attributable to noncontrolling interest	(1,957)	(242)	(1,715)	709%
Net loss attributable to Hyzon	$(9,065)	$(8,147)	$(918)	11%

Three Months Ended March 31, 2022 and 2021

Hyzon was formed and commenced operations on January 21, 2020. As a result, we have a very limited operating history from inception and limited prior period comparable information available to be presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Hyzon.”
Revenue. Revenue for the three months ended March 31, 2022 was $0.4 million, and represents sales of fuel cell systems. We did not generate revenue for the three months ended March 31, 2021.

Operating Expenses. Operating expenses for the three months ended March 31, 2022 were $27.1 million compared to $3.8 million for the three months ended March 31, 2021. Operating expenses consist of cost of revenue, research and development expenses and selling, general and administrative expenses.

Cost of Revenue. Cost of revenue includes direct materials, labor costs, allocated overhead costs related to the manufacture of hydrogen FCEVs, fuel cell systems, and estimated warranty costs. Cost of revenue for the three months ended March 31, 2022 was $0.4 million. We did not generate revenue for the three months ended March 31, 2021 and therefore had no cost of revenue for the three months ended March 31, 2021.

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

Research and development expenses were $6.2 million and $0.6 million in the three months ended March 31, 2022 and 2021, respectively. The increase was primarily due to $3.5 million in higher personnel costs in developing our research and development expertise in vehicle design, vehicle software, fuel cell system, and electric powertrain. The remaining increase of $2.1 million was primarily due to the advancing development of current and next generation hydrogen powered fuel cell systems, the design and development of electric powertrain, and the integration of those systems into various mobility applications. We expect research and development expenses to continue to increase significantly going forward as we build out our research facilities and organization.

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

Selling, general, and administrative expenses were $20.5 million and $3.1 million in the three months ended March 31, 2022 and 2021, respectively. The increase was primarily due to $5.0 million in higher legal, accounting and consulting fees, $4.5 million in higher salary and related expenses, $2.6 million in higher insurance expense and $1.8 million in higher stock compensation expense. In addition, we incurred additional $2.0 million in IT, rent, travel and other office related expenses to support business growth. We incurred greater selling, general, and administrative expense in the first quarter of 2022 as the Company continues to build out its corporate infrastructure, including accounting, audit, legal, regulatory and tax-related services. The increase in selling, general and administrative costs also resulted from director and officer insurance costs, investor and public relations costs.

Change in Fair Value. Change in fair value represents non-cash gains or losses in estimated fair values of the private placement warrant liability, earnout liability, and investments in equity securities. Private placement warrant and earnout liabilities are remeasured at each balance sheet date. Equity securities are remeasured when there is an observable price adjustment in an orderly transaction for an identical or similar investment in the same issuer. Changes in estimated fair values of private placement warrant liability, earnout liability, and investments in equity securities for the three months ended March 31, 2022, were $1.5 million, $3.2 million, and $12.5 million, respectively. There were no equivalent instruments requiring fair value remeasurement for the three months ended March 31, 2021.

Foreign Currency Exchange Loss. Foreign currency exchange loss represents exchange rate gains and losses related to all transactions denominated in a currency other than our or our subsidiary’s functional currencies. Foreign currency exchange loss was $1.1 million in the three months ended March 31, 2022 compared to negligible expense in the three months ended March 31, 2021, as there were few transactions in foreign currencies in the prior period. We are subject to foreign currency risk as we continue to expand our geographic footprint.

Interest Income (Expense), net. Interest income was negligible in the three months ended March 31, 2022, compared to interest expense of $4.6 million in the three months ended March 31, 2021. Interest expense relates primarily to the convertible debt issued in February 2021 and is comprised primarily from changes in the fair value of the embedded derivative associated with the automatic conversion provision of the convertible notes. Upon close of the Business Combination in July 2021, the convertible debt and accrued interest converted into shares of common stock of the Company. There was no debt outstanding during the three months ended March 31, 2022.

Income Tax Expense (Benefits). During the three months ended March 31, 2022, the Company recorded a net discrete tax expense of $0.5 million primarily associated with the establishment of a deferred tax liability that is not expected to offset available deferred tax assets. The Company has cumulative net operating losses at the federal and state level and maintains a full valuation allowance against its net deferred tax assets. We had no income tax expense for the three months ended March 31, 2021.

Net Loss Attributable to Non-Controlling Interests. Net loss attributable to non-controlling interests represents results attributable to third parties in our operating subsidiaries. Net loss is generally allocated based on such ownership interests held by third parties with respect to each of these entities.

Net loss attributable to non-controlling interests was $2.0 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The change in the comparative periods is the result of increased activities in our Netherlands joint venture and the creation of a joint venture in Foshan, China in October 2021.

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

EBITDA and Adjusted EBITDA

“EBITDA” is defined as net loss before interest income or expense, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation expense, change in fair value of private placement warrant liability, change in fair value of earnout liability, change in fair value of equity securities and other special items determined by management, if applicable. EBITDA and Adjusted EBITDA are intended as supplemental measures of our performance that are neither required by, nor presented in accordance with, U.S. GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net loss to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss	$(11,022)	$(8,389)
Interest (income) expense, net	(17)	4,588
Income tax expense	526	—
Depreciation and amortization	912	129
EBITDA	$(9,601)	$(3,672)
Adjusted for:
Change in fair value of private placement warrant liability	(1,523)	—
Change in fair value of earnout liability	(3,241)	—
Change in fair value of equity securities	(12,530)	—
Stock-based compensation	2,133	290
Regulatory and legal matters (1)	2,730	—
Adjusted EBITDA	$(22,032)	$(3,382)
(1)Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the short-seller analyst article from September 2021, and investigations and litigation related thereto.

Liquidity and Capital Resources

The Company has incurred losses from operations since inception. The Company incurred net losses of $11.0 million and $8.4 million for the three months ended March 31, 2022 and 2021, respectively. Net cash used in operating activities was $29.2 million and $9.5 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had $407.3 million in unrestricted cash and positive working capital of $433.5 million. The Business Combination closed on July 16, 2021, generated proceeds of approximately $512.9 million of cash, net of transaction costs and redemptions. We believe that our current cash balance will provide adequate liquidity during the 12-month period from the issuance of these unaudited consolidated financial statements.

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

Debt

As of March 31, 2022 we have no debt. The convertible notes and accrued interest in the comparative period, were converted to 5,022,052 shares of common stock upon close of the Business Combination.

Cash Flows

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(29,248)	$(9,470)
Net cash used in investing activities	(4,827)	(4,073)
Net cash (used in) provided by financing activities	(3,389)	44,603

Cash Flows for the Three Months Ended March 31, 2022 and March 31, 2021

Cash Flows from Operating Activities

Net cash used in operating activities was $29.2 million for the three months ended March 31, 2022, as compared to $9.5 million for the three months ended March 31, 2021. The cash flows used in operating activities for the three months ended March 31, 2022 was primarily driven by a net loss of $11.0 million and adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash gain adjustments consisted of changes in fair value of the private placement warrant liability of $1.5 million, earnout liability of $3.2 million, and equity securities of $12.5 million. These non-cash gain adjustments were partially offset by $2.1 million stock-based compensation expense and $0.9 million in depreciation and amortization. Changes in operating assets and liabilities were primarily driven by $1.6 million in prepayments for vehicle inventory, production equipment, other supplier deposits and D&O insurance, and a change of $6.9 million in inventory balances, offset by an increase in accrued liabilities of $3.0 million and accounts receivable of $1.8 million. Net cash used in operating activities for the three months ended March 31, 2021 was primarily driven by recording a net loss of $8.4 million and adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash loss adjustments primarily consisted of a noncash interest expense of $4.5 million. These non-cash loss adjustments were partially offset by $7.0 million for prepayments for vehicle inventory, production equipment, and other supplier deposits and $1.5 million in payables and accrued liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.8 million for the three months ended March 31, 2022, as compared to $4.1 million for the three months ended March 31, 2021. The increase of the cash flows used in investing activities for the three months ended March 31, 2022 were primarily driven by $0.4 million deposit paid in advance for capital expenditures and $0.4 million cash paid for property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $3.4 million for the three months ended March 31, 2022, as compared to $44.6 million net cash provided by financing activities for the three months ended March 31, 2021. The cash flows used in financing activities for the three months ended March 31, 2022 was driven primarily by $3.1 million payment towards the Horizon IP Agreement. The cash flows provided by financing activities for the three months ended March 31, 2021 was driven primarily by $45.0 million in proceeds from issuance of convertible notes.

Contractual Obligations and Commitments

For the three months ended March 31, 2022, there were no material changes outside the ordinary course of business within the Contractual Obligations table as previously disclosed in our Annual Report filed on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies and Estimates
Our unaudited consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s applications of accounting policies. Certain policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by management to determine appropriate assumptions to be used in certain estimates; as a result, they are subject to an inherent degree of uncertainty and are considered critical. Accordingly, we believe the following policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

There have been no substantial changes to these estimates, or the policies related to them during the three months ended March 31, 2022. For a full discussion of these estimates and policies, see "Critical Accounting Policies and Estimates" in Item 7 of our Annual Report filed on Form 10-K for the year ended December 31, 2021.

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

Material Transactions with Related Parties

Horizon IP Agreement

In January 2021, Hyzon entered into the Horizon IP Agreement with JS Horizon, part of the Horizon group of companies, and in September 2021 JS Powertrain was an added party to the agreement. Pursuant to the agreement the parties convey to each other certain rights in intellectual property relating to Hyzon’s core fuel cell and mobility product technologies, under which Hyzon was to pay JS Horizon and JS Powertrain a total fixed payment of $10 million. As of March 31, 2022, the full $10 million has been paid, $6.9 million was paid in 2021 and the remaining $3.1 million was paid in February 2022.

Horizon Supply Agreement

In January 2021, Hyzon entered into a supply agreement with Jiangsu Horizon New Energy Technologies Co. Ltd, a wholly owned subsidiary of Horizon, to supply certain fuel cell components. In March 31, 2021, the Company made a deposit payment to Horizon in the amount of $5.0 million for long lead time components. This payment is included in prepaid expenses as none of the components have yet been received. In addition, the Company made other deposit payments to purchase fuel cell systems and components from Horizon and its affiliates. For the three months ended March 31, 2022, Cost of revenue of $0.1 million for fuel cell components purchased from Horizon and its affiliates were recorded in the Company’s unaudited Consolidated Statements of Operations and Comprehensive Loss.

Holthausen and Affiliates

The Company entered into a joint venture agreement in October 2020 to create Hyzon Europe with Holthausen. As Hyzon Europe builds out its production facilities, it relies on Holthausen and its affiliates for certain production resources that result in related party transactions. In addition, both companies rely on certain suppliers including Horizon.

The Company currently owns 50.5% of the equity interests of Hyzon Europe. On December 31, 2021, Hyzon executed a non-binding Letter of Intent (“LOI”) with Holthausen to increase its stake to 75% in Hyzon Europe. Concurrent with the signing of this LOI, €1 million refundable deposit was paid to Holthausen, approximately $1.1 million in USD. This deposit is recorded in the unaudited Consolidated Balance Sheets in Prepaid expenses and other current assets.

On May 5, 2022, the Company entered into a Stock Purchase Agreement (“SPA”) with Holthausen, whereby the Company agreed to purchase 735,000 shares Holthausen holds in Hyzon Europe. When the transaction closes, the Company will own 75% of the issued and outstanding shares of Hyzon Europe, and Holthausen will own 25%. As part of the SPA, Holthausen agreed to transfer to Hyzon Europe all of its shares of stock in Holthausen Clean Technology B.V, private limited liability company registered in the Netherlands. The Company agreed to a total purchase price of €27.0 million, approximately $28.5 million in USD, in a combination of cash and equity of the Company.

For the three months ended March 31, 2022, the Company paid $0.1 million in director services to Carl Holthausen and Max Holthausen as executives of Hyzon Europe.

As of March 31, 2022 and December 31, 2021, the Company has a net related party receivable in the amount of $0.4 million and $0.3 million, respectively from Holthausen.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, solely due to the material weakness in internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

Other than in connection with the implementation of the remedial measures described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and15d-15(f) under the Exchange Act) during the three months to which this Quarterly Report relates that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings
The information set forth under Note 11, to our unaudited consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments.

Item 1A.    Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2021 that could materially affect our business, financial condition or future results. There have not been any material changes to the risk factors described in our Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the three months ended March 31, 2022 that were not registered under the Securities Act.

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

10.1
Amended and Restated Registration Rights Agreement, dated as of July  16, 2021, by and among Hyzon and certain security holders of Hyzon named therein and certain equity holders of Legacy Hyzon named therein (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021)

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

10.6#	Letter Agreement between Hyzon and Gary Robb (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2021)

10.7#†	Letter Agreement between Hyzon and Samuel Chong, dated March 21, 2022.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________________________
*    This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act.
#    Indicates management contract or compensatory arrangement.
† Filed or furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyzon Motors Inc.

Date: May 13, 2022	By:	/s/ Samuel Chong
	Name:	Samuel Chong
	Title:	Chief Financial Officer (Principal Financial Officer)