Form 10-Q/A
period 2021-09-30
Hyzon Motors Inc.
filed 2023-03-14
CIK 1716583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q/A
Amendment No. 1
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
______________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 1, 2023, 244,559,301 shares of Class A Common Stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

Hyzon Motors Inc. (“Hyzon”, the “Company”, “we”, “our” or “us”) filed our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (the “Original Filing”) with the Securities and Exchange Commission ("SEC") on November 15, 2021. This Amendment No. 1 on Form 10-Q/A (this "Form 10-Q/A") is being filed to amend and restate certain items contained in the Original Filing (the "Restatement").

Restatement Background

As previously reported in the Company's Current Report on Form 8-K filed with the SEC on August 17, 2022, the Audit Committee of the Board of Directors (the “Board”) of the Company (the "Audit Committee"), based on the recommendation of management, determined that the Company's previously issued financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the Company’s previously issued financial statements included in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 should no longer be relied upon and require restatement because of issues regarding revenue recognition and internal controls and procedures, primarily pertaining to our China operations.

As further previously reported in the Company's Current Report on Form 8-K filed with the SEC on February 9, 2023, the Audit Committee, based on the recommendation of management, determined that the Company’s previously issued financial statements included in the Company’s Original Filing should no longer be relied upon and also require restatement primarily because of issues regarding revenue recognition relating to its European joint venture operations.

For a more detailed discussion of the Restatement, refer to Note 2. Restatement of Previously Issued Financial Statements to the condensed consolidated financial statements of the Company included herein.

Special Committee Investigation

As previously reported in the Company's Current Report on Form 8-K filed with the SEC on August 4, 2022, in connection with the preparation of the Company's financial results for the period ended June 30, 2022, the Board appointed a committee of Board members (the "Special Committee") to investigate, with the assistance of outside counsel and other advisors, the issues described above regarding revenue recognition and internal controls and procedures that were brought to the attention of the Board by management (the "Investigation"). The preliminary findings of the Investigation were completed in January 2023, and the final findings were issued in March 2023 as discussed in this Explanatory Note below.

Investigation with Respect to China Operations

On January 12, 2022, the Company announced the delivery of 87 fuel cell powered heavy-duty vehicles in 2021, which included 82 vehicles delivered to customers in China. In July 2022, management discovered and brought to the attention of the Board that certain vehicles may not have met the criteria necessary to recognize revenue as of December 31, 2021. The Special Committee was formed to conduct an investigation regarding the Company’s revenue recognition timing and internal controls and procedures, primarily pertaining to the Company’s China operations during the second half of 2021 and the first half of 2022.

Based on the Investigation's findings, the Company concluded that the Company's contractual performance obligation to deliver functioning fuel cell electric vehicles (“FCEVs”) was not fully satisfied for revenue recognition purposes under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers ("ASC 606"). Correction of the errors is reflected in the restated annual financial statements for the year ended December 31, 2021 included in the Company’s amended Annual Report on Form 10-K/A and the interim financial statements for the period ended March 31, 2022 included in the Company's amended Quarterly Report on Form 10-Q/A.

Investigation with Respect to European Operations

The Special Committee identified certain issues associated with Hyzon Motors Europe B.V. ("Hyzon Europe"), the Company's European joint venture. The Investigation revealed that certain former members of Hyzon Europe's senior management team created a workplace culture where employees did not feel comfortable raising concerns. Additionally, the Investigation revealed that for five vehicles for which Hyzon Europe recognized revenue in 2021, Hyzon Europe subsequently performed various levels of work and repair efforts on such vehicles after revenue had been recognized.

Consequently, the Company conducted an internal accounting review for its European customer arrangements. This internal accounting review concluded that for the Hyzon Europe customer contracts which were assumed from Holthausen Clean Technology B.V. in July 2021, the Company did not appropriately analyze and record revenue and related balances associated with these arrangements. More specifically, the Company determined that instead of manufacturing or assembling FCEVs that it owned for sale to customers, Hyzon Europe was providing these customers with vehicle retrofit services to convert the customers' internal combustion engine ("ICE") powered vehicles to hydrogen FCEVs. Therefore, Hyzon Europe should have recognized revenue over time utilizing an input method rather than recording revenue at a point in time. For additional information regarding the corrections to the financial statements, refer to Note 2. Restatement of Previously Issued Financial Statements to the condensed consolidated financial statements of the Company included herein. Correction of the errors is also reflected in the restated annual financial statements for the year ended December 31, 2021 included in the Company’s amended Annual Report on Form 10-K/A and the interim financial statements for the period ended March 31, 2022 included in the Company's amended Quarterly Report on Form 10-Q/A.

Transaction Costs

On July 16, 2021, legacy Hyzon Motors Inc. ("Legacy Hyzon") and now named Hyzon Motors USA Inc. consummated the transactions contemplated by the Business Combination Agreement and Plan of Reorganization (the “Business Combination”), dated February 8, 2021, with Decarbonization Plus Acquisition Corporation (“DCRB”) to effect a business combination between DCRB and Legacy Hyzon with DCRB Merger Sub Inc., a wholly owned subsidiary of DCRB, merging with and into Legacy Hyzon, with Legacy Hyzon surviving the merger as a wholly owned subsidiary of DCRB. The Company has adjusted its prior allocation of transaction costs incurred in connection with the Business Combination to reflect the allocation of the correct balance of Company incurred transaction costs between the liability classified earnout arrangement and the newly issued equity instruments in the Business Combination in the third quarter of 2021. The adjustment resulted in a reduction of amounts previously allocated to the earnout liability and recognized as expense, offset by an equal increase of transaction costs allocated to the newly issued equity instruments and recorded against additional paid-in capital. For additional information regarding the corrections to the financial statements, refer to Note 2. Restatement of Previously Issued Financial Statements to the condensed consolidated financial statements of the Company included herein. Correction of the errors is also reflected in the restated annual financial statements for the year ended December 31, 2021 included in the Company’s amended Annual Report on Form 10-K/A and the interim financial statements for the period ended March 31, 2022 included in the Company's amended Quarterly Report on Form 10-Q/A.

Other Immaterial Errors

In addition to the errors described above, the Company’s previously issued financial statements included in the Company’s Original Filing and the Company's previously issued audited annual financial information included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 and for the Company’s previously issued unaudited quarterly financial information included in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, have been corrected in the amended filings to include previously unrecorded immaterial adjustments (the “Other Immaterial Errors”). For additional information regarding the Other Immaterial Errors, refer to Note 2. Restatement of Previously Issued Financial Statements to the condensed consolidated financial statements of the Company included herein.

The errors described above and the Other Immaterial Errors in this amended Quarterly Report on Form 10-Q/A did not impact cash or the economics of the Company's existing commercial arrangements.

Internal Control Considerations

In connection with the Restatement, the Company has concluded there were material weaknesses in the Company’s internal control over financial reporting as of September 30, 2021 and its disclosure controls and procedures were not effective as of September 30, 2021. Management is taking steps to remediate the material weaknesses in our internal control over financial reporting.

For a discussion of management’s consideration of our disclosure controls and procedures, internal control over financial reporting, and the material weaknesses identified, see Part I, Item 4. Controls and Procedures of this Form 10-Q/A.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended and restated with modifications as necessary to reflect the correction of Restatement Items and Other Immaterial Errors. The following items have been amended:

•Part I - Item 1. Financial Statements
•Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I - Item 4. Controls and Procedures
•Part II - Item 1A. Risk Factors
•Part II - Item 6. Exhibits

Except as described above and in Note 17. Subsequent Events, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Filing was filed, and the Company has not undertaken herein to amend, supplement, or update any information contained in the Original Filing to give effect to any subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, other than the Restatement. In addition, in accordance with SEC rules, this Form 10-Q/A includes updated certifications from our Chief Executive Officer as Exhibits 31.1 and 32.1 dated as of the filing date of this Form 10-Q/A. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

Hyzon Motors, Inc.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
HYZON MOTORS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(As Restated)
ASSETS
Current assets
Cash	$498,014	$17,139
Accounts receivable	5,991	—
Inventory	12,691	—
Prepaid expenses and other current assets	24,695	848
Total current assets	541,391	17,987
Property, plant, and equipment, net	8,878	418
Right-of-use assets	7,962	1,656
Deferred merger transaction costs	—	732
Restricted cash and other assets	7,755	212
Total Assets	$565,986	$21,005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,851	$215
Accrued professional fees	1,003	900
Other accrued expenses	3,205	162
Related party payables	4,554	560
Horizon IP agreement payable	10,000	—
Contract liabilities	7,846	2,608
Current portion of lease liabilities	1,164	618
Total current liabilities	30,623	5,063
Long term liabilities
Lease liabilities	7,111	1,181
Private placement warrant liability	11,781	—
Earnout liability	115,014	—
Other liabilities	316	—
Total liabilities	$164,845	$6,244
Commitments and contingencies (Note 12)
Stockholders’ Equity
Common stock, $0.0001 par value; 400,000,000 shares authorized, 247,500,505 and 166,125,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	25	17
Additional paid-in capital	400,021	29,122
Retained earnings (accumulated deficit)	2,782	(14,271)
Accumulated other comprehensive loss	(327)	(16)
Total Hyzon Motors Inc. stockholders’ equity	402,501	14,852
Noncontrolling interest	(1,360)	(91)
Total Stockholders’ Equity	401,141	14,761
Total Liabilities and Stockholders’ Equity	$565,986	$21,005
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30, 2021	For the period January 21, 2020 (Inception) – September 30, 2020
	2021	2020
	(As Restated)		(As Restated)
Revenue	$89	$—	$89	$—
Operating expense:
Cost of revenue	204	—	204	—
Research and development	3,982	104	8,081	163
Selling, general and administrative	42,661	436	51,607	670
Total operating expenses	46,847	540	59,892	833
Loss from operations	(46,758)	(540)	(59,803)	(833)
Other income (expense):
Change in fair value of private placement warrant liability	7,614	—	7,614	—
Change in fair value of earnout liability	73,359	—	73,359	—
Foreign currency exchange loss and other expense	(116)	(1)	(175)	(1)
Interest expense, net	(254)	(15)	(5,249)	(20)
Total other income (expense)	80,603	(16)	75,549	(21)
Net income (loss)	$33,845	$(556)	$15,746	$(854)
Net loss attributable to noncontrolling interest	(776)	—	(1,307)	—
Net income (loss) attributable to Hyzon	$34,621	$(556)	$17,053	$(854)
Comprehensive income (loss):
Net income (loss)	$33,845	$(556)	$15,746	$(854)
Foreign currency translation adjustment	(187)	—	(273)	—
Comprehensive income (loss)	$33,658	$(556)	$15,473	$(854)
Comprehensive loss attributable to noncontrolling interest	(749)	—	(1,269)	—
Comprehensive income (loss) attributable to Hyzon	$34,407	$(556)	$16,742	$(854)
Net income (loss) per share attributable to Hyzon:
Basic	$0.15	$—	$0.09	$(0.01)
Diluted	$0.14	$—	$0.08	$(0.01)
Weighted average common shares outstanding:
Basic	234,091	148,405	189,101	148,405
Diluted	246,480	148,405	200,984	148,405
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Legacy Common Stock		Common Stock Class A		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Hyzon Motors Inc. stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	93,750,000	$94	—	$—	$29,045	$(14,271)	$(16)	$14,852	$(91)	$14,761
Retroactive application of recapitalization	(93,750,000)	(94)	166,125,000	$17	77	—	—	—	—	—
Adjusted balance, beginning of period	—	—	166,125,000	17	29,122	(14,271)	(16)	14,852	(91)	14,761
Exercise of stock options	—	—	132,900	—	190	—	—	190	—	190
Stock-based compensation	—	—	—	—	816	—	—	816	—	816
IP transaction – deemed distribution	—	—	—	—	(10,000)	—	—	(10,000)	—	(10,000)
Net loss attributable to Hyzon	—	—	—	—	—	(17,568)	—	(17,568)	—	(17,568)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(531)	(531)
Foreign currency translation loss	—	—	—	—	—	—	(79)	(79)	11	(68)
Balance as of June 30, 2021	—	—	166,257,900	17	20,128	(31,839)	(95)	(11,789)	(611)	(12,400)
Reverse recapitalization transaction, net (Note 4)	—	—	73,502,303	7	351,498	—	—	351,505	—	351,505
Issuance of common stock	—	—	7,234,006	1	(1)	—	—	—	—	—
Vesting of RSUs	—	—	284,796	—	—	—	—	—	—	—
Exercise of stock options	—	—	221,500	—	250	—	—	250	—	250
Stock-based compensation	—	—	—	—	28,146	—	—	28,146	—	28,146
Net income (loss) attributable to Hyzon	—	—	—	—	—	34,621	—	34,621	—	34,621
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(776)	(776)
Foreign currency translation loss	—	—	—	—	—	—	(232)	(232)	27	(205)
Balance as of September 30, 2021 (As Restated)	—	$—	247,500,505	$25	$400,021	$2,782	$(327)	$402,501	$(1,360)	$401,141
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Legacy Common Stock		Common Stock Class A		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Hyzon Motors Inc. stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 21, 2020 (Inception)	83,750,000	$84	—	$—	$—	$—	$—	$84	$—	$84
Retroactive application of recapitalization	(83,750,000)	(84)	148,405,000	$15	69	—	—	—	—	—
Adjusted balance, beginning of period	—	$—	148,405,000	$15	69	—	—	84	—	$84
Net loss attributable to Hyzon	—	—	—	—	—	(296)	—	(296)	—	(296)
Balance as of June 30, 2020	—	$—	148,405,000	$15	69	(296)	—	(212)	—	$(212)
Net loss attributable to Hyzon	—	—	—	—	—	(556)	—	(556)	—	(556)
Balance as of September 30, 2020	—	$—	148,405,000	$15	$69	$(852)	$—	$(768)	$—	$(768)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30, 2021	For the period January 21, 2020 (Inception) - September 30, 2020
	(As Restated)
Cash Flows from Operating Activities:
Net income (loss)	$15,746	$(854)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	671	99
Stock-based compensation	29,023	—
Loss on extinguishment of convertible notes	107	—
Noncash interest expense	5,449	—
Fair value adjustment of private placement warrant liability	(7,614)	—
Fair value adjustment of earnout liability	(73,359)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,712)	—
Inventory	(12,008)	—
Prepaid expenses and other current assets	(19,638)	—
Other assets	(150)	(14)
Accounts payable	3,371	—
Accrued professional fees and other current liabilities	3,082	17
Operating lease liabilities	(187)	—
Related party payables	3,821	756
Contract liabilities	4,845	—
Other liabilities	311	—
Net cash (used in) provided by operating activities	(52,242)	4
Cash Flows from Investing Activities:
Purchases of property and equipment	(8,810)	(133)
Advanced payments for capital expenditures	(3,999)	—
Investment in equity securities	(4,826)	—
Net cash used in investing activities	(17,635)	(133)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	84
Proceeds from Business Combination, net of redemption and transaction costs (Note 4)	508,993	—
Exercise of stock options	440	—
Payment of finance lease liability	(135)	(12)
Debt issuance costs	(133)	—
Proceeds from issuance of convertible notes	45,000	500
Net cash provided by financing activities	554,165	572
Effect of exchange rate changes on cash	(853)	1
Net change in cash and restricted cash	483,435	444
Cash—Beginning	17,139	—
Cash and restricted cash —Ending	$500,574	$444
Supplemental schedule of non-cash investing activities and financing activities:
Lease assets obtained in exchange for lease obligations:
Operating leases	6,803	—
Finance leases	—	886
Conversion of Legacy Hyzon common stock	73	—
Recognition of earnout liability in Business Combination	188,373	—
Recognition of private placement warrant liability in Business Combination	19,395	—
Horizon license agreement payable	10,000	—
Conversion of convertible notes for common stock	50,198	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Basis of Presentation

Description of Business

Hyzon Motors Inc. (“Hyzon” or the “Company”), formerly known as DCRB, headquartered in Honeoye Falls, New York, was incorporated in the State of Delaware on January 21, 2020. The Company is majority-owned by Hymas Pte. Ltd. (“Hymas”), which is majority-owned but indirectly controlled by Horizon Fuel Cell Technologies PTE Ltd., a Singapore company (“Horizon”). Hyzon focuses on accelerating decarbonization starting with mobility through the manufacturing and supply of hydrogen fuel cell-powered commercial vehicles across the North American, European, and Australasian regions. In addition, Hyzon focuses on building and fostering a clean hydrogen supply ecosystem with leading partners from feedstocks through production, dispensing and financing.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the requirements and rules of the SEC for interim reporting. Certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2020, included in the Definitive Proxy Statement (the “Proxy”) of DCRB filed with the SEC on June 21, 2021.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries including a variable interest entity of which the Company is the primary beneficiary. All intercompany accounts and transactions are eliminated in consolidation.

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

Variable Interest Entities (VIE)

On October 30, 2020, Hyzon entered into a joint venture agreement (the “JV Agreement”) with Holthausen Clean Technology Investment B.V. (“Holthausen”) (together referred to as the “Shareholders”) to establish a venture in the Netherlands called Hyzon Europe. The Shareholders combined their resources in accordance with the JV Agreement to mass commercialize fuel cell trucks within the European Union and nearby markets such as the United Kingdom, the Nordic countries, and Switzerland through Hyzon Europe. Hyzon and Holthausen have 50.5% and 49.5% ownership interest in the equity of Hyzon Europe, respectively.

The Company has determined that it is the primary beneficiary of Hyzon Europe. As a result, the Company’s Condensed Consolidated Balance Sheets include assets of $29.6 million and $1.0 million as of September 30, 2021, and December 31, 2020, respectively, and liabilities of $14.0 million and $1.2 million as of September 30, 2021, and December 31, 2020, respectively, related to Hyzon Europe.

Segment Information

The Company’s chief operating decision maker (“CODM”), who makes operating decisions, reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. Accordingly, management has determined that the Company operates as one operating and reportable segment.

Liquidity

As of September 30, 2021, the Company has approximately $498.0 million in unrestricted cash. Cash flows used in operating activities was $52.2 million for the nine months ended September 30, 2021. On July 16, 2021, the Company received $509.0 million in cash, net of redemption and transaction costs as a result of the Business Combination (see Note 4. Business Combination). Management expects that the Company’s cash will be sufficient to meet its liquidity requirements for at least one year from the issuance date of these condensed consolidated financial statements.

Risks and Uncertainties

The Company is subject to a variety of risks and uncertainties common to early-stage companies that have not yet commenced principal operations including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and the ability to secure additional capital to fund operations.

Note 2. Restatement of Previously Issued Financial Statements

Management, in concurrence with the Company’s Audit Committee, concluded that the Company's previously issued financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the Company's previously issued unaudited interim financial information included in the Company’s Quarterly Reports on Form 10-Q for the periods ended September 30, 2021 and March 31, 2022 (collectively the “Affected Financials Statements”) should no longer be relied upon. Details of the restated condensed consolidated financial statements as of and for the periods ended September 30, 2021 are provided below (“Restatement Items”). The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of the corrections was material to the Affected Financial Statements. As a result of the material misstatements, the Company has restated its Affected Financial Statements, in accordance with ASC 250, Accounting Changes and Error Corrections.

The Restatement Items primarily reflect adjustments to correct errors related to the recognition of revenue and associated balances for European FCEV transactions, and adjustments to correct errors related to the transaction costs incurred in connection with the Business Combination. In addition to the correction of the errors discussed above, the Company has corrected for Other Immaterial Errors in all Affected Financial Statements.

The Company has also updated all accompanying footnotes and disclosures affected by the Restatement Items and Other Immaterial Errors, respectively, within Note 1. Nature of Business and Basis of Presentation, Note 3. Summary of Significant Accounting Policies, Note 4. Business Combination, Note 5. Revenue, Note 6. Prepaid Expenses and Other Current Assets, Note 10. Income Taxes, Note 11. Fair Value Measurements, Note 13. Stock-based Compensation Plans, Note 15. Related Party Transactions, and Note 16. Earnings (Loss) per Share.

Restatement Items

A.Hyzon Europe revenue transactions - In July 2022, management discovered and brought to the attention of the Board that certain vehicles in China may not have met the criteria necessary to recognize revenue as of December 31, 2021. The Special Committee was formed to conduct an investigation regarding the Company’s revenue recognition timing and internal controls and procedures for both China and Europe operations. The Investigation revealed that for five vehicles for which Hyzon Europe recognized revenue in 2021, Hyzon Europe subsequently performed various levels of work and repair efforts on such vehicles after revenue had been recognized. Consequently, the Company conducted an internal accounting review for its European customer arrangements. The Company determined that the accounting analysis previously applied to certain Hyzon Europe customer contracts, which were assumed from Holthausen Clean Technology B.V. in July 2021, was incorrect. More specifically, the Company previously determined that Hyzon Europe had acquired title to work-in-process vehicles from Holthausen Clean Technology B.V. and had been manufacturing and assembling these FCEVs for subsequent sale to customers. Hyzon Europe had instead assumed service contracts related to the retrofit services to convert the customers' own ICE powered vehicles to hydrogen FCEVs. Therefore, the Company revised its revenue recognition analysis and concluded that Hyzon Europe should not have recorded the assumption of these contracts as inventory and associated contract liabilities, and also should have recognized revenue related to these service contract arrangements on an over-time basis utilizing an input method rather than recording revenue at a point in time. Correction of the error decreased Revenue by $0.9 million, Cost of revenue by $0.8 million, Research and development expense by $0.8 million, increased Selling, general and administrative expense by $0.1 million, Prepaid expenses and other current assets by $0.1 million, decreased Inventory by $2.6 million and Contract liabilities by $3.1 million.

B.Transaction costs - The Company has adjusted its prior allocation of transaction costs incurred in connection with the Business Combination to reflect the allocation of the correct balance of Company incurred transaction costs between the liability classified earnout arrangement and the newly issued equity instruments in the Business Combination in the third quarter of 2021. The adjustment resulted in a reduction of amounts previously allocated to the earnout liability and recognized as expense, offset by an equal increase of transaction costs allocated to the newly issued equity instruments and recorded against additional paid-in capital. Correction of the error decreased Selling, general, and administrative expense and Additional paid-in capital by $3.1 million.

Other Immaterial Errors

In addition to the Restatement Items, the Company has corrected Other Immaterial Errors. While these Other Immaterial Errors are quantitatively and qualitatively immaterial, individually and in the aggregate, because the Company is correcting for the material errors, the Company has decided to correct these Other Immaterial Errors as well. Additionally, certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation in the condensed consolidated financial statements and the accompanying notes.

These Other Immaterial Errors include adjustments related to the following:

•Hyzon Europe lease modification - In connection with the preparation of the Company’s financial results for the year ended December 31, 2021, management identified that one of the Company’s European facility leases was modified in August 2021 and not reflected in the September 30, 2021 balance sheet. The recording of the impact of the lease modification resulted in an increase of Right-of-use assets by $5.6 million, Current portion of lease liabilities by $0.4 million, and Lease liabilities by $5.2 million.

•Miscellaneous immaterial errors - Correction of miscellaneous immaterial errors increased Selling, general, and administrative by $0.9 million, decreased Change in fair value of earnout liability by $0.3 million, and increased Earnout liability by $0.3 million and Additional paid-in capital by $0.9 million.

Summary Impact of Restatement Items and Other Immaterial Errors

The following tables present the effect of the Restatement Items, as well as Other Immaterial Errors, on the Company’s condensed consolidated balance sheet for the period indicated (in thousands, except share and per share amounts):

	As of September 30, 2021
ASSETS	As Previously Reported	Restatement Adjustments	Restatement References	As Restated
Current assets
Cash	$498,014	$—		$498,014
Accounts receivable	5,991	—		5,991
Inventory	15,260	(2,569)	(A)	12,691
Prepaid expenses and other current assets	24,555	140	(A)	24,695
Total current assets	543,820	(2,429)		541,391
Property, plant, and equipment, net	8,878	—		8,878
Right-of-use assets	2,365	5,597		7,962
Restricted cash and other assets	7,755	—		7,755
Total Assets	$562,818	$3,168		$565,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,851	—		$2,851
Accrued professional fees	1,003	—		1,003
Other accrued expenses	3,154	51		3,205
Related party payables	4,554	—		4,554
Horizon IP agreement payable	10,000	—		10,000
Contract liabilities	10,984	(3,138)	(A)	7,846
Current portion of lease liabilities	748	416		1,164
Total current liabilities	33,294	(2,671)		30,623
Long term liabilities
Lease liabilities	1,930	5,181		7,111
Private placement warrant liability	11,781	—		11,781
Earnout liability	114,758	256		115,014
Other liabilities	316	—		316
Total liabilities	$162,079	$2,766		$164,845
Commitments and contingencies
Stockholders’ Equity
Common stock, $0.0001 par value; 400,000,000 shares authorized, 247,500,505 and 166,125,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	25	—		25
Additional paid-in capital	402,211	(2,190)	(B)	400,021
Retained earnings (accumulated deficit)	515	2,267		2,782
Accumulated other comprehensive loss	(326)	(1)		(327)
Total Hyzon Motors Inc. stockholders’ equity	402,425	76		402,501
Noncontrolling interest	(1,686)	326		(1,360)
Total Stockholders’ Equity	400,739	402		401,141
Total Liabilities and Stockholders’ Equity	$562,818	$3,168		$565,986

The following tables present the effect of the Restatement Items, as well as Other Immaterial Errors, on the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	As Previously Reported	Restatement Adjustments	Restatement References	As Restated	As Previously Reported	Restatement Adjustments	Restatement References	As Restated
Revenue	$962	$(873)	(A)	$89	$962	$(873)	(A)	$89
Operating expense:
Cost of revenue	968	(764)	(A)	204	968	(764)	(A)	204
Research and development	4,822	(840)	(A)	3,982	8,921	(840)	(A)	8,081
Selling, general and administrative	44,784	(2,123)	(A) , (B)	42,661	53,730	(2,123)	(A) , (B)	51,607
Total operating expenses	50,574	(3,727)		46,847	63,619	(3,727)		59,892
Loss from operations	(49,612)	2,854		(46,758)	(62,657)	2,854		(59,803)
Other income (expense):
Change in fair value of private placement warrant liability	7,614	—		7,614	7,614	—		7,614
Change in fair value of earnout liability	73,615	(256)		73,359	73,615	(256)		73,359
Foreign currency exchange loss and other expense	(110)	(6)		(116)	(169)	(6)		(175)
Interest expense, net	(254)	—		(254)	(5,249)	—		(5,249)
Total other income (expense)	80,865	(262)		80,603	75,811	(262)		75,549
Net income	$31,253	$2,592		$33,845	$13,154	$2,592		$15,746
Net loss attributable to noncontrolling interest	(1,101)	325		(776)	(1,632)	325		(1,307)
Net income attributable to Hyzon	$32,354	$2,267		$34,621	$14,786	$2,267		$17,053
Comprehensive income:
Net income	$31,253	$2,592		$33,845	$13,154	$2,592		$15,746
Foreign currency translation adjustment	(205)	18		(187)	(293)	20		(273)
Comprehensive income	$31,048	$2,610		$33,658	$12,861	$2,612		$15,473
Comprehensive loss attributable to noncontrolling interest	(1,075)	326		(749)	(1,594)	325		(1,269)
Comprehensive income attributable to Hyzon	$32,123	$2,284		$34,407	$14,455	$2,287		$16,742
Net income per share attributable to Hyzon:
Basic	$0.14	$0.01		$0.15	$0.08	$0.01		$0.09
Diluted	$0.13	$0.01		$0.14	$0.07	$0.01		$0.08
Weighted average common shares outstanding:
Basic	234,464			234,091	189,226			189,101
Diluted	246,263			246,480	200,968			200,984

The following table presents the effect of the Restatement Items, as well as Other Immaterial Errors, on the Company’s condensed consolidated statement of changes in stockholders' equity (in thousands, except share data):

	Common Stock Class A			Retained Earnings (Accumulated Deficit)	Accumulative Other Comprehensive Income	Total Hyzon Motors Inc. Stockholders' Equity (Deficit)	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Additional Paid-in Capital
Balance as of September 30, 2021 (As Previously Reported)	247,500,505	$25	$402,211	$515	$(326)	$402,425	$(1,686)	$400,739
Cumulative adjustments	—	—	(2,190)	2,267	(1)	76	326	402
Balance as of September 30, 2021 (As Restated)	247,500,505	$25	$400,021	$2,782	$(327)	$402,501	$(1,360)	$401,141

The following tables present the effect of the Restatement Items, as well as Other Immaterial Errors, on the Company’s condensed consolidated statement of cash flows (in thousands):

	Nine Months Ended September 30, 2021
	As Previously Reported	Restatement Adjustments***	As Restated
Cash Flows from Operating Activities:
Net income	$13,154	$2,592	$15,746
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	671	—	671
Stock-based compensation	28,084	939	29,023
Loss on extinguishment of convertible notes	107	—	107
Noncash interest expense	5,449	—	5,449
Fair value adjustment of private placement warrant liability	(7,614)	—	(7,614)
Fair value adjustment of earnout liability	(73,615)	256	(73,359)
Changes in operating assets and liabilities:
Accounts Receivable	(5,712)	—	(5,712)
Inventory	(14,577)	2,569	(12,008)
Prepaid expenses and other current assets	(19,549)	(89)	(19,638)
Other assets	(150)	—	(150)
Accounts payable	2,558	813	3,371
Accrued professional fees and other current liabilities	3,031	51	3,082
Operating lease liabilities	(187)	—	(187)
Related party payables	3,821	—	3,821
Contract liabilities	7,982	(3,137)	4,845
Other liabilities	311	—	311
Net cash used in operating activities	(56,236)	3,994	(52,242)
Cash Flows from Investing Activities:
Purchases of property and equipment	(8,810)	—	(8,810)
Advanced payments for capital expenditures	(3,948)	(51)	(3,999)
Investment in equity securities	(4,826)	—	(4,826)
Net cash used in investing activities	(17,584)	(51)	(17,635)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	—	—
Proceeds from Business Combination, net of redemption and transaction costs	512,936	(3,943)	508,993
Exercise of stock options	440	—	440
Payment of finance lease liability	(135)	—	(135)
Debt issuance costs	(133)	—	(133)
Proceeds from issuance of convertible notes	45,000	—	45,000
Net cash provided by financing activities	558,108	(3,943)	554,165
Effect of exchange rate changes on cash	(853)	—	(853)
Net change in cash and restricted cash	483,435	—	483,435
Cash—Beginning	17,139	—	17,139
Cash and restricted cash —Ending	$500,574	$—	$500,574
Supplemental schedule of non-cash investing activities and financing activities:
Lease assets obtained in exchange for lease obligations:
Operating leases	1,206	5,597	6,803
Finance leases	—	—	—
Conversion of Legacy Hyzon common stock	73	—	73
Recognition of earnout liability in Business Combination	188,373	—	188,373
Recognition of private placement warrant liability in Business Combination	19,395	—	19,395
Horizon license agreement payable	10,000	—	10,000
Conversion of convertible notes for common stock	50,198	—	50,198

*** The adjustments within the condensed consolidated statement of cash flows for the nine months ended September 30, 2021 were due to the reconciliation of the changes in account balances used in preparing the statement of cash flows resulting from the various error corrections included in the above financial statements.

Note 3. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2. Summary of Significant Accounting Policies, to the Company’s consolidated annual financial statements for the year ended December 31, 2020, included in the Proxy. There have been no material changes to the significant accounting policies during the three-month and nine-month periods ended September 30, 2021, except for the new or updated policies noted.

Revenue

The Company accounts for revenue in accordance with ASC 606. Revenue is based on the amount of transaction price to which the Company is entitled, subject to the allocation of the transaction price to distinct performance obligations. The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration for which the Company expects to receive in exchange for those goods or services. To determine revenue recognition, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

When it determines it is not probable that it will collect all of the consideration to which it will be entitled under a customer contract, the Company concludes the contract existence criteria under ASC 606 are not met. In these cases, the Company recognizes revenue to the extent of consideration received provided the amounts are non-refundable, the Company has transferred control of the goods or services to which the consideration relates, the Company has stopped transferring goods or services, and there is no obligation to transfer additional services ("Alternative Method for Revenue Recognition").

The Company recognizes the incremental costs of obtaining contracts, including commissions, as an expense when incurred as the contractual period of the Company's arrangements are expected to be one year or less. Amounts billed to customers related to shipping and handling are classified as revenue, and the Company has elected to recognize the cost for freight and shipping when control over vehicles, parts, or accessories has transferred to the customer as an expense in Cost of revenue.

Product Sales

The Company enters into sales contracts with customers for the purchase of the Company’s products and services including fuel cell systems, FCEVs, parts, product support, and other related services. The Company considers order confirmations or purchase orders, which in some cases are governed by master vehicle supply agreements, to be contracts with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of product(s) or service to a customer. On standard vehicle sales contracts, revenues are recognized at a point in time when customers obtain control of the vehicle, which among other indicators, is generally when transfer of title and risks and rewards of ownership of goods have passed and when the Company has a present right to payment. Provisions for warranties are made at the time of sale. Sales, value-added, and other taxes collected concurrent with revenue producing activities are excluded from revenue.

Payment terms for sales of FCEVs to certain customers have included installment billing terms to fund the Company’s working capital requirements. The Company does not adjust the transaction price for a significant financing component when the performance obligation is expected to be fulfilled within a year as the amount is not material.

In China, the Company has granted extended payment terms to customers, which resulted in the Company concluding collection of all of the consideration under the contract is not probable. As a result, the contract existence criteria is not met and revenue is recognized under the Alternative Method of Revenue Recognition, which may not be in the same period that control of the related goods is transferred to the customers (see Note 5. Revenue). The Company does not include a right of return on its products other than rights related to standard warranty provisions that permit repair or replacement of defective goods.

Retrofit Services

The Company also enters into contracts with customers to retrofit ICE vehicles to FCEVs. In general, the customer controls any work in process arising from the Company’s performance; and the Company has in effect agreed to sell its rights to the work as it performs on a continuous basis. Revenue from these contracts is generally recognized over time utilizing an input method. Under the input method, the extent of progress towards completion is measured based on the ratio of normal costs incurred to date to the total estimated costs at completion of the performance obligation. Unexpected amounts of wasted materials, labor or other resources are excluded from the cost-to-cost measure of progress. The Company believes that this method is the most accurate representation of the Company's performance, because it directly measures the value of the services transferred to the customer over time as the Company incurs costs on its contracts. Contract costs include all direct materials, labor, and indirect costs related to contract performance, which may include indirect labor, supplies, tools, repairs and depreciation costs. The amount of revenue recognized for these contracts in a period is dependent on our ability to estimate total contract costs. The Company continually evaluates its estimates of total contract costs based on available information and experience.

Warranties

In most cases, products that customers purchase from the Company are covered by one to six-year limited product warranty. At the time revenue is recognized, the Company estimates the cost of expected future warranty claims and accrues estimated future warranty costs. These estimates are based on industry information, actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history, and changes to the historical or projected warranty experience may cause changes to the warranty reserve when the Company accumulates more actual data and experience in the future. The Company will periodically review the adequacy of its product warranties and adjust, if necessary, the warranty percentage and accrued warranty liability for actual historical experience. Accrued warranty obligations are recorded within Other liabilities and warranty expenses are recorded within Cost of revenue.

Restricted Cash

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal. The Company presents restricted cash separately from unrestricted cash on the Condensed Consolidated Balance Sheets. As of September 30, 2021, the Company has $2.6 million in restricted cash included within Restricted cash and other assets, the balance is primarily comprised of $2.4 million in certain letters of credit. The Company had no restricted cash as of December 31, 2020.

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method (“FIFO”) for all inventories. As of September 30, 2021, the Company had inventory comprised of raw materials and work in process of $11.5 million and $1.2 million, respectively. The Company had no inventory as of December 31, 2020.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and adjusted to the current fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (see Note 14. Warrants).

Earnout liability

As a result of the Business Combination, the Company recognized earnout shares to Legacy Hyzon’s common stockholders as a liability. Pursuant to ASC 805-10, Business Combinations (“ASC 805”) the Company determined that the initial fair value of the earnout shares should be recorded as a liability with the offset going to Additional paid-in capital and with subsequent changes in fair value recorded in the statement of operations at each reporting period. The earnout shares to other holders of outstanding equity awards are accounted for under ASC 718, Stock Compensation (“ASC 718”), as these earnout shares are compensatory in nature and relate to services provided or to be provided to the Company.

Note 4. Business Combination

As discussed in Note 1. on July 16, 2021, Legacy Hyzon consummated the transaction contemplated by the Business Combination. Immediately upon the completion of the Business Combination and the other transactions contemplated by the Business Combination, Legacy Hyzon became a direct, wholly owned subsidiary of DCRB. In connection with these transactions, DCRB changed its name to “Hyzon Motors Inc.”

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP, with no goodwill or other intangible assets recorded and the net assets of Legacy Hyzon consolidated with DCRB at historical cost. Under this method of accounting, DCRB is treated as the “acquired” company for financial reporting purposes. The reverse recapitalization is retrospectively adjusted in the consolidated statements of changes in stockholders’ equity to reflect the Company’s equity structure for all periods presented.

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

Pursuant to the terms of the Convertible Notes described in Note 8, immediately prior to the Business Combination the outstanding principal of $45 million as well as the accrued interest on the Convertible Notes automatically converted into shares of the Company at a price per share equal to 90% of the price per share paid by the PIPE Financing investors, and upon the closing, converted into 5,022,052 shares of common stock of the post-combination company.

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

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Shares
Common stock of DCRB	20,483,179
DCRB founders	5,643,125
Total DCRB	26,126,304
Conversion of Ascent Options (post-cashless exercise)	6,871,667
Conversion of convertible notes	5,022,052
PIPE shares	35,500,000
Reverse capitalization transaction	73,520,023
Legacy Hyzon shares after conversion (1)	173,474,186
Total shares of Common Stock immediately after Business Combination	246,994,209
(1)The number of Legacy Hyzon shares was determined from the 97,897,396 shares of Legacy Hyzon common stock outstanding immediately prior to the closing of the Business Combination converted at the Exchange Ratio of 1.772. All fractional shares were rounded down.

The following table reconciles the elements of the Business Combination to the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 (in thousands):

Recapitalization
Cash – DCRB trust and cash, net of redemptions and liabilities recorded by DCRB of $24.9 million	$179,727
Cash – PIPE Financing, net of transaction costs of $14.2 million	340,797
Less: transaction costs allocated to equity	(11,531)
Effect of Business Combination, net of redemption and transaction costs	$508,993

The Company issued equity classified common shares and certain liability classified earnout shares. Transaction costs of $3.3 million attributable to the liability classified earnout shares were expensed. The rest was attributable to the equity classified common shares and recorded as a reduction to Additional paid-in capital in the Condensed Consolidated Balance Sheets.

The following table reconciles the elements of the Business Combination to the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2021 (in thousands):

Recapitalization
Cash – DCRB trust and cash, net of redemptions and liabilities recorded by DCRB of $24.9 million	$179,727
Cash – PIPE Financing, net of transaction costs of $14.2 million	340,797
Conversion of convertible notes into common stock	50,198
Recognize earnout liability	(188,373)
Recognize Private Placement Warrants liability	(19,395)
Recapitalization of Legacy Hyzon common shares	75
Less: transaction costs allocated to equity	(11,531)
Effect of Business Combination, net of redemption and transaction costs	$351,498

Warrants

On October 22, 2020, DCRB consummated the Initial Public Offering of 22,572,502 units and each unit consists of one share of Class A common stock and one-half of one public warrants (the “Public Warrants”). Simultaneously with the closing of the Initial Public Offering, DCRB consummated the private sale of 6,514,500 warrants (the “Private Placement Warrants”), including 514,500 warrants as a result of the underwriters’ partial exercise of their over-allotment option on November 12, 2020, at a price of $1.00 per Private Placement Warrant in a private placement to Decarbonization Plus Acquisition Sponsor, LLC (the “Sponsor”), DCRB’s independent directors and an affiliate of DCRB’s chief executive officer. At the closing of the Business Combination, DCRB and the Sponsor entered into a note agreement, whereby the Sponsor agreed to loan DCRB an aggregate of $1,500,000 to cover working capital requirements. The note agreement converted at the Business Combination date into 1,500,000 additional Private Placement Warrants. Upon the closing of the Business Combination, Hyzon assumed these outstanding warrants. See Note 16. Shareholders’ Equity.

Earnout

Following the closing of the Business Combination, holders of the Company’s legacy common stock and outstanding equity awards (including warrant, stock option and RSU holders) were granted the right to receive up to an aggregate amount of 23,250,000 shares of Class A common stock that would vest in in three tranches of (i) 9,000,000, (ii) 9,000,000 and (iii) 5,250,000 shares if the trading price of the common stock of the Company achieves $18, $20, and $35, respectively, as its last reported sales price per share for any 20 trading days within any 30 consecutive trading day period within five years following the closing date of the Business Combination, provided that in no event will the issuance of the 5,250,000 earnout shares occur prior to the one-year anniversary of the closing date. Upon forfeiture of underlying unvested equity awards prior to occurrence of targeted trading price noted above, the associated earnout shares shall be allocated pro-rata among the remaining eligible Company’s common stock and equity awards holders.

The Company recognized earnout shares to Legacy Hyzon’s common stockholders as a liability. The earnout liability was $115.0 million and $188.4 million as of September 30, 2021 and at the close of the Business Combination, respectively. The change in earnout liability was recorded as other income in Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company recognized the earnout shares to other equity holders as separate and incremental awards from other equity holders’ underlying stock-based compensation awards in accordance with ASC 718.

Certain earnout awards accounted for under ASC 718 were vested at the time of grant, and therefore recognized immediately as compensation expense. Certain other earnout awards accounted for under ASC 718 contained performance and market-based vesting conditions, and as the performance conditions are not deemed probable at September 30, 2021, no compensation expense has been recorded related to these awards. Total compensation expense recorded in the three and nine months ended September 30, 2021 related to earnout awards was $14.0 million.

Note 5. Revenue

Contract Liabilities

Contract liabilities relate to the advance consideration received from customers for products and services prior to satisfying a performance obligation or in excess of amounts allocated to a previously satisfied performance obligation. These amounts are included within Contract liabilities in the accompanying Condensed Consolidated Balance Sheets.

The carrying amount of Contract liabilities included in the accompanying Condensed Consolidated Balance Sheets was $7.8 million and $2.6 million as of September 30, 2021, and December 31, 2020, respectively.

Remaining Performance Obligations

The transaction price associated with remaining performance obligations for commercial vehicles and other contracts with customers was $14.6 million as of September 30, 2021, of which the Company expects to recognize as revenue over the next 12 months.

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Deposit for fuel cell components (Note 15)	$5,000	$—
Vehicle inventory deposits	5,996	577
Production equipment deposits	3,948	—
Other prepaid expenses	1,050	271
Prepaid Insurance	7,505	—
VAT receivable from government	1,196	—
Total prepaid expenses and other current assets	24,695	848

Note 7. Property, Plant, and Equipment, net

Property, plant, and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Land and building	$2,424	$—
Machinery and equipment	5,728	371
Software	168	—
Leasehold improvements	358	—
Construction in progress	663	60
Total Property, plant, and equipment	9,341	431
Less: Accumulated depreciation and amortization	(463)	(13)
Property, plant and equipment, net	$8,878	$418

Depreciation and amortization expense totaled $0.2 million and $0.5 million for the three months and nine months ended September 30, 2021. Depreciation and amortization expense was negligible for the three months ended September 30, 2020, and the period from inception (January 21, 2020) to September 30, 2020.

Note 8. Convertible Notes

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

Upon the closing, the Convertible Notes and the accrued interest automatically converted into 5,022,052 shares of common stock of the Company (see Note 4. Business Combination).

Note 9. Investments in Equity Securities

The Company has certain equity security investments which are included in Restricted cash and other assets on the Condensed Consolidated Balance Sheets.

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

The Company’s total investments in equity securities as of September 30, 2021, and December 31, 2020, were $5.0 million and $0.1 million, respectively.

Note 10. Income Taxes

The Company did not record a provision for income taxes for the three or nine months ended September 30, 2021, because it expects to generate a loss for the year ending December 31, 2021, and the Company’s net deferred tax assets continue to be fully offset by a valuation allowance.

As of September 30, 2021, and December 31, 2020, the Company had net deferred tax assets of approximately $12.2 million and $3.1 million, respectively, each of which was fully offset by a valuation allowance. During the three months ended September 30, 2021, and September 30, 2020, the Company did not record an income tax benefit (expense) as a result of the full valuation allowances recorded against its deferred tax assets. During the nine months ended September 30, 2021, and the period from inception (January 21, 2020) to September 30, 2020, the Company did not record an income tax benefit (expense) as a result of the full valuation allowances recorded against its deferred tax assets.

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

Note 11. Fair Value Measurements

The Company follows the guidance in ASC 820, Fair Value Measurement. For assets and liabilities measured at fair value on a recurring and nonrecurring basis, a three-level hierarchy of measurements based upon observable and unobservable inputs is used to arrive at fair value. The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

As of September 30, 2021, and December 31, 2020, the carrying amount of accounts receivable, prepaid expenses and other current assets, restricted cash and other assets, accounts payable, and accrued professional fees and other accrued expenses approximated their estimated fair value due to their relatively short maturities.

The Company did not have warrant liabilities or earnout liabilities as of December 31, 2020. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Total
Warrant liability – Private Placement Warrants	$—	$—	$11,781	$11,781
Earnout shares liability	—	—	115,014	115,014

Private Placement Warrants

The estimated fair value of the private placement warrants (the “Private Placement Warrants”) is determined using Level 3 inputs by using the binominal lattice model (“BLM”). The application of BLM requires the use of several inputs and significant unobservable assumptions, including volatility. Significant judgment is required in determining the expected volatility of the Company’s common stock. The following table provides quantitative information regarding Level 3 fair value measurement inputs:

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

Earnout
The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model. The inputs into the Monte-Carlo pricing model included significant unobservable inputs. The following table provides quantitative information regarding Level 3 fair value measurement inputs:

	September 30, 2021	July 16, 2021
Stock price	$6.94	$10.33
Risk-free interest rate	0.9%	0.8%
Volatility	90.00%	90.00%
Remaining term (in years)	4.79	5.00
The following table presents the changes in earnout liability during the nine months ended September 30, 2021 (in thousands):

Balance as of July 16, 2021	$188,373
Change in estimated fair value	(73,359)
Balance as of September 30, 2021	$115,014
The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded.

Note 12. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or be subject to claims in the ordinary course of business. While the Company is a party to current legal proceedings as discussed more fully below, the Company does not believe that these proceedings, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company’s business, financial condition, or results of operations. Regardless of outcome, such proceedings or claims can have an adverse impact on the Company because of legal defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.
Prior to the completion of the Business Combination, certain purported DCRB stockholders filed lawsuits against DCRB and its directors asserting claims for breaches of fiduciary duty (Lanctot v. Decarbonization Plus Acquisition Corp. et al., Index No. 652070/2021 (N.Y. Sup. Ct., N.Y. County); Pham v. Decarbonization Plus Acquisition Corp. et al., No.21-CIV-01928 (Cal. Sup., San Mateo County)). These complaints allege that the DCRB board members breached their fiduciary duties in connection with the merger by allegedly agreeing to the transaction following an inadequate process and at an unfair price, and by allegedly disseminating inaccurate or incomplete information concerning the transaction. These complaints seek, among other things, injunctive relief, damages, and an award of attorneys’ fees. The defendants in these cases have not yet answered these complaints and the Company believes that these lawsuits are without merit.

On September 28, 2021, Blue Orca Capital released a report indicating that it held a short position in the Company’s stock and making numerous allegations about the Company. On October 5, 2021, the Company issued a press release denying the allegations and correcting numerous false claims and assertions in the report. Two related putative securities class action lawsuits were filed against the Company, certain of its current officers and directors and certain officers and directors of DCRB between September 30, 2021, and October 13, 2021, in the U.S. District Court for the Western District of New York (Kauffmann v. Hyzon Motors Inc., et al. (No.6:21-cv-06612-CJS); Brennan v. Hyzon Motors Inc., et al. (No.6:21-cv-06636-CJS)) asserting violations of federal securities laws under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 thereunder. The complaints generally allege that the Company and individual defendants made materially false and misleading statements relating to the nature of its customer contracts, vehicle orders and sales and earnings projections, based on allegations in the Blue Orca Capital report. The Company intends to vigorously defend against these claims.

The proceedings are subject to uncertainties inherent in the litigation process. The Company cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

Note 13. Stock-based Compensation Plans

2020 Stock Incentive Plan

In January 2020, Legacy Hyzon adopted the 2020 Stock Incentive Plan (the “2020 Plan”) under which employees, directors, and consultants may be granted various forms of equity incentive compensation including incentive and non-qualified options.

A total number of 16,250,000 shares of common stock were reserved for awards under the 2020 Plan. Shares of common stock issued under the Plan may be either authorized but unissued shares or reacquired common stock of Legacy Hyzon. Under the 2020 Plan, the exercise period of options is determined when granted, and options expire no later than fifteen years from the date of grant, subject to terms and limitations relative to termination of service and ownership percentages of the voting power of all classes of Legacy Hyzon’s stock.
The 2020 Plan was terminated in connection with the Business Combination in July 2021, and Legacy Hyzon will not grant any additional awards under the 2020 Plan. Any ungranted shares under the 2020 plan expired. However, the 2020 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under it. At the closing of the Business Combination, the outstanding awards under the 2020 Plan were converted at an Exchange Ratio of 1.772. Share and per share information below have been converted from historical disclosure based on the Exchange Ratio.

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
Former CTO Retirement Agreement

In September 2021, the Company and former Chief Technology Officer (“former CTO”) entered into a Letter Agreement (the “Agreement”) concerning the former CTO’s retirement and separation from Hyzon. Pursuant to the Agreement, for a period of 24 months commencing on September 18, 2021 (the “Initial Consulting Period”), he will serve as a consultant to Hyzon. In exchange for services provided during the Initial Consulting Period, he will receive $20,000 per month. Subject to conditions of the Letter Agreement, the 1,772,000 stock options previously granted pursuant to his employment agreement with the Company will continue to vest annually in equal installments from April 1, 2022 through April 1, 2025. He also will be entitled to receive 250,000 RSUs of Hyzon, half of which vested after his retirement date and half of which will vest on or after the one-year anniversary of his retirement date. The service condition in the Agreement related to the vesting of these awards was determined to be non-substantive, and therefore, the Company recognized stock-based compensation expense of $13.4 million immediately in September 2021. In addition, the Company recognized salary expense of $0.5 million related to his monthly consulting payments.

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

The Company recognized stock-based compensation expense, inclusive of all employees, former CTO’s awards, and earnout shares to other equity holders, of $28.1 million and $29.0 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $12.6 million, which is expected to be recognized over the remaining vesting period of the respective grants, through the third quarter of 2026.

Note 14. Warrants

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

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash:

•in whole and not in part;

•at a price of $0.01 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the “30-day redemption period”; and

•if, and only if, the last reported sale price of the Company’s common stock has been at least $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) on each of 20 trading days within the 30-trading day period ending on the third business day prior to the date on which the notice of redemption is given.

Once the warrants become exercisable, the Company may redeem the outstanding warrants for common stock:

•in whole and not in part;

•at a price of $0.10 per warrant;

•upon a minimum of 30 days’ prior written notice of redemption;
•if, and only if, the last reported sale price of the Company’s common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) on the trading day prior to the date on which the notice of redemption is given; and

•if the last sale price of the Company’s common stock on the trading day prior to the date on which the notice of redemption is given is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants.

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

The fair value of the Private Placement Warrants on July 16, 2021, in the amount of $19.4 million was recorded as a Private placement warrant liability and a reduction to Additional paid-in capital on the Condensed Consolidated Balance Sheets. The change in fair value for the three and nine months ended September 30, 2021, in the amount of $7.6 million was recorded as a reduction in Private placement warrant liability on the Condensed Consolidated Balance Sheets and a gain from change in fair value of private placement warrant liability on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 15. Related Party Transactions

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

In July 2021, Hyzon Europe assumed certain retrofit service contracts from Holthausen Clean Technology B.V. The Company incurred $0.1 million to acquire these contracts.

As of September 30, 2021, the Company has a net related party payable in the amount of $0.8 million due to Holthausen.
Note 16. Earnings (Loss) per Share

The following table presents the information used in the calculation of the Company’s basic and diluted earnings (loss) per share attributable to Hyzon common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,	Inception (January 21, 2020) to September 30,
	2021	2020	2021	2020
Net income (loss) attributable to Hyzon	$34,621	$(556)	$17,053	$(854)
Weighted average shares outstanding:
Basic	234,091	148,405	189,101	148,405
Effect of dilutive securities	12,389	—	11,883	—
Diluted	246,480	148,405	200,984	148,405
Earnings (loss) per share attributable to Hyzon:
Basic	$0.15	$—	$0.09	$(0.01)
Diluted	$0.14	$—	$0.08	$(0.01)

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

The following shares were not included in the calculation of the weighted average diluted shares outstanding as the effect would have been anti-dilutive or the shares are contingently issuable, but all necessary conditions have not been satisfied for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,	Inception (January 21, 2020) to September 30,
	2021	2020	2021	2020
Stock options and restricted stock units	426	—	426	—
Stock options with market and performance conditions	5,538	—	5,538	—
Private placement warrants	8,015	—	8,015	—
Public Warrants	11,286	—	11,286	—
Earnout shares	23,250	—	23,250	—
Ardour warrants	326	—	326	—

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

Note 17. Subsequent Events

Global NRG H2 Limited

During the quarter ended June 30, 2022, the Company determined that there was a full impairment of the Company’s $2.5 million investment in NRG. For additional information regarding the NRG investment refer to Note 9. Investments in Equity Securities to the condensed consolidated financial statements.

Holthausen and Affiliates

In December 2022, the Company acquired the remaining 49.5% stake, or 1,485,000 A Shares par value €0.01 in Hyzon Europe from Holthausen. The Company now holds 100% ownership in Hyzon Europe. The consideration paid by the Company to Holthausen was €5.52 million (approximately $5.84 million in USD), consisting of €4.50 million (approximately $4.76 million in USD) in cash, including prepaid balances, and €1.02 million (approximately $1.08 million in USD) (excluding any VAT) of certain inventory. In addition, Hyzon Europe transferred all of the assumed retrofit service contracts including after-sales obligations back to Holthausen Clean Technology B.V. upon closing of the transaction.

Delaware Court of Chancery Section 205

On February 13, 2023, the Company filed a petition under the caption In re Hyzon Motors Inc., C.A. No. 2023-0177-LWW (Del. Ch) in the Delaware Court of Chancery pursuant to Section 205 of the Delaware General Corporation Law (“DGCL”), which permits the Court of Chancery, in its discretion, to validate potentially defective corporate acts due to developments regarding potential interpretations of the DGCL stemming from the Court’s recent decision in Garfield v. Boxed, Inc., 2022 WL 17959766 (Del. Ch. Dec. 27, 2022). On March 6, 2023, the Court of Chancery granted our petition, holding that any defects that may have existed with respect to the conduct of the Special Meeting of Shareholders held on July 15, 2021 to approve the increase in the Company’s authorized share capital were ratified as of the meeting.

The Company continues to believe that, notwithstanding the relief the Delaware Court of Chancery granted to the Company under Section 205, at the time of DCRB Shareholder Meeting on July 16, 2021, the increase in the Company’s authorized share capital was validly approved by DCRB’s shareholders under Delaware law.

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
Except with respect to statements in this Form 10-Q/A revised or provided to reflect the effects of the Restatement, forward-looking statements herein are as of the Original Filing, filed with the SEC on November 15, 2021, unless specifically stated to be made as of a different date, and the Company has not updated forward-looking statements or information to reflect events occurring after the Original Filing.

Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to, those described below and under the sections entitled “Risk Factors “and “Cautionary Note Regarding Forward-Looking Statements” included in the Definitive Proxy Statement (the “Proxy”) of DCRB filed with the SEC on June 21, 2021 and in subsequent reports that we file with the SEC, including this Form 10-Q/A for the quarter ended September 30, 2021.

•our ability to commercialize our strategic plans, including our ability to establish facilities to produce our vehicles or secure hydrogen supply in appropriate volumes, at competitive costs or with competitive emissions profiles;

•our ability to effectively compete in the heavy-duty transportation sector, and intense competition and competitive pressures from other companies worldwide in the industries in which we operate;

•our ability to maintain the listing of our common stock on Nasdaq;
•our ability to raise financing in the future;

•our ability to retain or recruit, or changes required in, our officers, key employees or directors; and

•our ability to protect, defend or enforce intellectual property on which we depend

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

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto included as a part of the Form 10-Q/A to which this Management’s Discussion and Analysis of Financial Condition and Results of Operation is attached. Unless the context otherwise requires, all references in this section to “Hyzon,” “we,” “us,” and “our” are intended to mean the business and operations of Hyzon Motors Inc. and its consolidated subsidiaries following the consummation of the Business Combination and to Legacy Hyzon and its consolidated subsidiaries prior to the Business Combination.

Restatement

The accompanying Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations has been adjusted to give effect to the Restatement of the unaudited condensed consolidated financial statements for the periods ended September 30, 2021. For additional information and a detailed discussion of the Restatement, refer to the Explanatory Note and Note 2. Restatement of Previously Issued Financial Statements to the condensed consolidated financial statements.

Overview

Headquartered in Rochester, New York, with operations in North America, Europe, and Australasia, Hyzon is an energy transition accelerator and technology innovator, providing end-to-end solutions primarily for the commercial mobility sector. We operate two lines of businesses: commercial vehicles and hydrogen supply infrastructure.

Our commercial vehicle business is focused primarily on assembling and supplying battery-electric vehicles and FCEVs, such as heavy-duty (Class 8) trucks, medium-duty (Class 6) trucks, light-duty (Class 3) trucks, and 40- and 60-foot (12 and 18-meter) city and coach buses to commercial vehicle operators. We also provide services that retrofit ICE vehicles to FCEVs.

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

Business Combination

On February 8, 2021, Legacy Hyzon, now Hyzon Motors USA Inc. (“Legacy Hyzon”) entered into the Business Combination Agreement and Plan of Reorganization (the “Business Combination”) with DCRB and Merger Sub pursuant to which Merger Sub merged with and into Legacy Hyzon, with Legacy Hyzon surviving the merger as a wholly owned subsidiary of DCRB. The transaction closed on July 16, 2021. Following the close of the business combination, DCRB has been named Hyzon Motors Inc., began trading on Nasdaq, and its common stock and warrants trade under the symbols “HYZN” and “HYZNW”, respectively. The Business Combination generated proceeds of approximately $509.0 million cash, net of transaction costs allocated to equity and redemptions by DCRB’s public stockholders. This includes an aggregate of $355 million of gross proceeds from the PIPE Financing at $10.00 per PIPE Share. Hyzon’s cash on hand after giving effect to this transaction, including transaction costs and expenses, is expected to be used for general corporate purposes, including developing infrastructure and supply chain, acquiring and leasing equipment for manufacturing, and investing in research and development.

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

Hydrogen Production & Supply Infrastructure

We continue to develop an end-to-end hydrogen ecosystem delivery model, with a partner-driven approach to design, build, own & operate hydrogen production hubs and downstream dispensing infrastructure expected to provide zero-to-

negative carbon intensity hydrogen at below diesel-parity cost structures supporting Hyzon vehicle fleet deployments. We intend to continue forming additional partnerships across the full hydrogen feedstock, production & dispensing lifecycle in each major region in which we operate, designed to ensure that the hydrogen fuel required is available at the cost and carbon intensity requirements to drive fleet conversions to Hyzon hydrogen fuel cell commercial vehicles. Given we have a partner-driven approach, we are naturally reliant upon our partners’ performance in fulfilling the obligations that we depend on for delivery of each segment of that value chain. Additionally, consistent with other construction projects there are risks related to realized construction cost and schedule that can impact final cost to produce and deliver hydrogen and timing of that delivery, along with the availability of feedstock near our vehicle fleet deployments. We intend to manage these risks by partnering with high quality and high performing partners with a track record of timely delivery and instituting commercial agreements to drive down construction cost and on-time schedule performance.

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

Customer Demand

We have received significant interest in our commercial vehicles and are able to convert non-binding letters of intent or memoranda of understanding into binding orders or sales. However, while we are continually seeking to expand our customer base, we depend on a few major customers and we expect this will continue for the next several years. As of September 30, 2021, Hyzon has received orders from customers in an aggregate value of approximately $14.6 million from companies around the world, and Hyzon’s customers have paid $7.8 million in deposits with respect to such orders.

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

The competitive landscape for our commercial vehicles ranges from vehicles relying on legacy ICEs, to extended range electric and battery electric engines, to other hydrogen fuel cell and alternative low-to-no carbon emission propulsion vehicles. Competitors include well established vehicle companies already deploying vehicles with internal fuel cell technology and other heavy vehicle companies that have announced their plans to offer fuel cell trucks in the future. We also face competition from other fuel cell manufacturers. We believe that our company is well positioned to capitalize on growth in demand for alternative low-to-no carbon emission propulsion vehicles due to the numerous benefits of hydrogen power, including hydrogen’s abundance and ability to be produced locally and the generally faster refueling times for hydrogen-powered commercial vehicles, as compared to electricity-powered vehicles. However, in order to successfully execute on our business plan, we must continue to innovate and convert successful research and development efforts into differentiated products, including new commercial vehicle models.

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

Revenue. Revenue for the three months ended September 30, 2021 represents $0.1 million of revenue from retrofit services performed by Hyzon Europe.
Operating Expenses. Operating expenses for the three months ended September 30, 2021 were $46.8 million compared to $0.5 million for the three months ended September 30, 2020. Operating expenses consist of cost of revenue, research and development expenses and selling, general and administrative expenses.

Cost of Revenue. Cost of revenue includes direct materials, labor costs, allocated overhead costs related to retrofitting of hydrogen FCEVs, and estimated warranty costs. Cost of revenue for the three months ended September 30, 2021 was $0.2 million. We did not record revenue or cost of revenue for the three months ended September 30, 2020.

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

Research and development expenses were $4.0 million and $0.1 million in the three months ended September 30, 2021 and September 30, 2020, respectively. The increase was primarily due to $3.0 million in higher personnel costs in developing our research and development expertise for our global customer base. We expect research and development expenses to increase significantly and become a larger percentage of our operating expenses going forward as we build out our research facilities and expand headcount to advance our development of current and next generation hydrogen powered fuel cell systems, the design and development of ePowertrain, and the integration of those systems into various mobility applications.

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
Selling, general and administrative expenses were $42.7 million and $0.4 million in the three months ended September 30, 2021 and September 30, 2020, respectively. The increase is comprised of $27.7 million related to stock compensation expense, $13.4 million of which is triggered by a key executive retirement arrangement (see Note 13. Stock-based Compensation Plans) and $14.0 million relates to earnout equity awards pursuant to the Business Combination (see Note 4. Business Combination). Salary and related expenses were $3.3 million in the three months ended September 30, 2021 compared to $0.3 million in the three months ended September 30, 2020. The additional increase of approximately $11.6 million in selling, general and administrative expense was due to building out the Company’s corporate infrastructure and legal and accounting costs associated with the Business Combination for the three months ended September 30, 2021 compared to $0.4 million in the three months ended September 30, 2020. We also continue to incur increased expenses, including accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Change in Fair Value. Change in fair value represents non-cash gains or losses in estimated fair values of the private placement warrant and earnout liabilities required to be remeasured at each balance sheet date. Change in estimated fair value of private placement warrant and earnout liabilities for the three months ended September 30, 2021, were $7.6 million and $73.4 million gains, respectively. There were no equivalent instruments requiring fair value remeasurement during the three months ended September 30, 2020.

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

Interest Expense, net. Interest expense, net was $0.3 million in the three months ended September 30, 2021, compared to negligible expense in the three months ended September 30, 2020. Interest expense relates primarily to the convertible debt issued in February 2021 and is comprised primarily of changes in the fair value of the embedded derivative associated with the automatic conversion provision of the convertible note. Upon close of the Business Combination in July 2021, the convertible debt and accrued interest converted into shares of common stock of the Company (see Note 4. Business Combination). There was no debt outstanding during the three months ended September 30, 2020.

Net Income (Loss) Attributable to Noncontrolling Interests. Net income (loss) attributable to noncontrolling interests represents results attributable to third parties in our operating subsidiaries. Net income (loss) is generally allocated based on such ownership interests held by third parties with respect to each of these entities.

Net loss attributable to noncontrolling interests was $0.8 million for the three months ended September 30, 2021, compared to zero in the three months ended September 30, 2020. The change in the comparative periods is the result of our entering into a joint venture agreement with Holthausen to establish a venture in the Netherlands in October of 2020.
Nine Months Ended September 30, 2021 and Period from January 21, 2020 (Inception) to September 30, 2020

Revenue. Revenue for the nine months ended September 30, 2021 represents $0.1 million of revenue from retrofit services performed by Hyzon Europe.

Operating Expense. Operating expenses for the nine months ended September 30, 2021 were $59.9 million compared to $0.8 million for the period from January 21, 2020 (Inception) to September 30, 2020. Operating expenses consist of cost of revenue, research and development expenses and selling, general and administrative expenses.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2021 was $0.2 million. We did not record revenue or cost of revenue for the period from January 21, 2020 (Inception) to September 30, 2020.

Research and Development Expenses. Research and development expenses were $8.1 million and $0.2 million in the nine months ended September 30, 2021 and the period from January 21, 2020 (Inception) to September 30, 2020, respectively. The increase was primarily due to $5.4 million in higher personnel costs in developing our research and development expertise for our global customer base. We expect research and development expenses to increase significantly and become a larger percentage of our operating expenses going forward as we build out our research facilities and expand headcount to advance our development of current and next generation hydrogen powered fuel cell systems and the design and development of ePowertrain, and the integration of those systems into various mobility applications.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $51.6 million and $0.7 million in the nine months ended September 30, 2021 and the period from January 21, 2020 (Inception) to September 30, 2020, respectively. The increase is comprised of $28.1 million related to stock compensation expense, $13.4 million of which is triggered by a key executive retirement arrangement (see Note 13. Stock-based Compensation Plans) and $14.0 million relates to earnout equity awards pursuant to the Business Combination (see Note 4. Business Combination). Salary and related expenses were $5.7 million in the nine months ended September 30, 2021 compared to $0.5 million in the period ended September 30, 2020. The additional increase of approximately $17.6 million in Selling, general and administrative expense was due to building out the Company’s corporate infrastructure and legal and accounting costs associated with the Business Combination for the nine months ended September 30, 2021 compared to $0.2 million for the period from January 21, 2020 (Inception) to September 30, 2020. We also expect to continue to incur increased expenses, including accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Change in Fair Value. Change in estimated fair value of private placement warrant and earnout liabilities for the nine months ended September 30, 2021, were $7.6 million and $73.4 million gains, respectively. There were no equivalent instruments requiring fair value remeasurement during the period January 21, 2020 (Inception) to September 30, 2020.

Foreign Currency Exchange Gain (Loss). Foreign currency exchange loss was $0.2 million in the nine months ended September 30, 2021 compared to negligible expense in the period January 21, 2020 (Inception) to September 30, 2020, as there were few transactions in foreign currencies in the prior period. We expect the volume of foreign currency transactions to grow significantly in the future as we continue to expand our geographic footprint.

Interest Expense, net. Interest expense, net was $5.2 million in the nine months ended September 30, 2021 compared to negligible expense in the period January 21, 2020 (Inception) to September 30, 2020. Interest expense in 2021 relates primarily to the convertible debt issued in February 2021 and is comprised primarily of changes in the fair value of the embedded derivative associated with the automatic conversion provision of the convertible note. Upon close of the Business Combination in July 2021, the convertible debt and accrued interest converted into shares of common stock of the Company (see Note 4. Business Combination). Interest expense in 2020 relates primarily to the convertible debt issued on August 24, 2020 and converted to 250,000 common shares on October 19, 2020 upon the Company’s closing of Qualified Financing.

Net Income (Loss) Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests was $1.3 million for the nine months ended September 30, 2021 compared to zero in the period from January 21, 2020 (Inception) to September 30, 2020. The change in the comparative periods is the result of our entering into a joint venture agreement with Holthausen to establish a venture in the Netherlands in October of 2020.
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

The following tables reconcile net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,
	2021	2020
Net income (loss)	$33,845	$(556)
Interest expense, net	254	15
Income tax expense (benefit)	—	—
Depreciation and amortization	302	75
EBITDA	$34,401	$(466)
Change in fair value of private placement warrant liability	(7,614)	—
Change in fair value of earnout liability	(73,359)	—
Stock-based compensation	14,766	—
Executive transition charges(1)	13,860	—
Business combination transaction expenses(2)	3,404	—
Regulatory and legal matters(3)	111	—
Adjusted EBITDA	$(14,431)	$(466)

(1)Executive transition charges include stock-based compensation costs of $13.4 million and salary expense of $0.5 million related to former CTO’s retirement.
(2)Transaction costs of $3.3 million attributable to the liability classified earnout shares and $0.1 million of write-off of debt issuance costs.
(3)Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the short-seller analyst article from September 2021, and investigations and litigation related thereto.

	Nine Months Ended September 30, 2021	For the period January 21, 2020 (Inception) – September 30, 2020
Net income (loss)	$15,746	$(854)
Interest expense, net	5,249	20
Income tax expense (benefit)	—	—
Depreciation and amortization	671	99
EBITDA	$21,666	$(735)
Change in fair value of private placement warrant liability	(7,614)	—
Change in fair value of earnout liability	(73,359)	—
Stock-based compensation	15,644	—
Executive transition charges(1)	13,860	—
Business combination transaction expenses(2)	3,404	—
Regulatory and legal matters(3)	111	—
Adjusted EBITDA	$(26,288)	$(735)

(1)Executive transition charges include stock-based compensation costs of $13.4 million and salary expense of $0.5 million related to former CTO’s retirement.
(2)Transaction costs of $3.3 million attributable to the liability classified earnout shares and $0.1 million of write-off of debt issuance costs.
(3)Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the short-seller analyst article from September 2021, and investigations and litigation related thereto.

Liquidity and Capital Resources

As of September 30, 2021, we had $498.0 million in unrestricted cash, positive working capital of $510.8 million, and retained earnings of $2.8 million. The Business Combination closed on July 16, 2021, generated proceeds of approximately $509.0 million of cash, net of transaction costs and redemptions. We believe that our current cash balance will provide adequate liquidity during the 12-month period following September 30, 2021.

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

Cash Flows

Cash Flows for the nine Months Ended September 30, 2021 and for the Period from January 21, 2020 (Inception) through September 30, 2020

Cash Flows from Operating Activities

Net cash used in operating activities was $52.2 million for the nine months ended September 30, 2021, as compared to negligible cash provided for the period from January 21, 2020 (Inception) through September 30, 2020. The cash flows used in operating activities for the nine months ended September 30, 2021 was driven by net income of $15.7 million and adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash gain adjustments primarily consisted of changes in fair value of the private placement warrant of $7.6 million and earnout liabilities of $73.4 million. These non-cash gain adjustments were partially offset by $29.0 million stock-based compensation expense and $0.7 million in depreciation and amortization. Changes in operating assets and liabilities were primarily driven by $25.3 million in prepayments for vehicle inventory, production equipment, other supplier deposits and D&O insurance, and $12.0 million in inventory purchases. The cash flows provided by operating activities for the period from January 21, 2020 (Inception) through September 30, 2020 was driven by recording a net loss of $0.9 million, slightly outweighed by changes in operating assets and liabilities.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $554.2 million for the nine months ended September 30, 2021, as compared to $0.6 million for the period from January 21, 2020 (Inception) through September 30, 2020. The cash flows provided by financing activities for the nine months ended September 30, 2021 was due primarily to $509.0 million in proceeds from the Business Combination, net of transaction costs allocated to equity and redemption and $45.0 million in proceeds from issuance of convertible debt. The cash flows provided by financing activities for the period from January 21, 2020 (Inception) through September 30, 2020 was due primarily to $0.5 million in proceeds from issuance of convertible debt.

Contractual Obligations and Commitments

Hyzon’s contractual obligations and other commitments as of September 30, 2021, include payments totaling $10.0 million in the aggregate due in 2021 to JS Horizon and JS Powertrain, pursuant to the terms of the Horizon IP Agreement. Please see the section below entitled “Intellectual Property” for additional information concerning the Horizon IP Agreement. This liability is reported under Horizon license agreement payable on the Condensed Consolidated Balance Sheets as of September 30, 2021. Subsequent to September 30, 2021, $6.9 million was paid and the remainder is expected to be paid in December 2021.

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

Revenue

The Company accounts for revenue in accordance with ASC 606. Revenue is based on the amount of transaction price to which the Company is entitled, subject to the allocation of the transaction price to distinct performance obligations. The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration for which the Company expects to receive in exchange for those goods or services. To determine revenue recognition, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

When it determines it is not probable that it will collect all of the consideration to which it will be entitled under a customer contract, the Company concludes the contract existence criteria under ASC 606 are not met. In these cases, the Company recognizes revenue to the extent of consideration received provided the amounts are non-refundable, the Company has transferred control of the goods or services to which the consideration relates, the Company has stopped transferring goods or services, and there is no obligation to transfer additional services.

The Company recognizes the incremental costs of obtaining contracts, including commissions, as an expense when incurred as the contractual period of the Company's arrangements are expected to be one year or less. Amounts billed to customers related to shipping and handling are classified as revenue, and the Company has elected to recognize the cost for freight and shipping when control over vehicles, parts, or accessories has transferred to the customer as an expense in cost of revenue.

Product Sales

The Company enters into sales contracts with customers for the purchase of the Company’s products and services including fuel cell systems, FCEVs, parts, product support, and other related services. The Company considers order confirmations or purchase orders, which in some cases are governed by master vehicle supply agreements, to be contracts with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of product(s) or service to a customer. On standard vehicle sales contracts, revenues are recognized at a point in time when customers obtain control of the vehicle, which among other indicators, is generally when transfer of title and risks and rewards of ownership of goods have passed and when the Company has a present right to payment. Provisions for warranties are made at the time of sale. Sales, value-added, and other taxes collected concurrent with revenue producing activities are excluded from revenue.

Payment terms for sales of FCEVs to certain customers have included installment billing terms to fund the Company’s working capital requirements. The Company does not adjust the transaction price for a significant financing component when the performance obligation is expected to be fulfilled within a year as the amount is not material.

In China, the Company has granted extended payment terms to customers, which resulted in the Company concluding collection of all of the consideration under the contract is not probable. As a result, the contract existence criteria is not met and revenue is recognized under the Alternative Method of Revenue Recognition, which may not be in the same period that control of the related goods is transferred to the customers. The Company does not include a right of return on its products other than rights related to standard warranty provisions that permit repair or replacement of defective goods.

Retrofit Services

The Company also enters into contracts with customers to retrofit ICE vehicles to FCEVs. In general, the customer controls any work in process arising from the Company’s performance; and the Company has in effect agreed to sell its rights to the work as it performs on a continuous basis. Revenue from these contracts is generally recognized over time utilizing an input method. Under the input method, the extent of progress towards completion is measured based on the ratio of normal costs incurred to date to the total estimated costs at completion of the performance obligation. Unexpected amounts of wasted materials, labor or other resources are excluded from the cost-to-cost measure of progress. The Company believes that this method is the most accurate representation of the Company's performance, because it directly measures the value of the services transferred to the customer over time as the Company incurs costs on its contracts. Contract costs include all direct materials, labor, and indirect costs related to contract performance, which may include indirect labor, supplies, tools, repairs and depreciation costs. The amount of revenue recognized for these contracts in a period is dependent on our ability to estimate total contract costs. The Company continually evaluates its estimates of total contract costs based on available information and experience.

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

These assumptions are estimated as follows:

•Fair Value of Common Stock. The grant date fair value of our common stock utilized in the calculation of share-based compensation was determined using valuation methodologies which utilize certain assumptions, including observations of comparable equity values and transactions, probability weighting of events, time to liquidation, a risk-adjusted interest rate, and assumptions regarding our projected future cash flows and growth potential.

•Expected Term. The expected term represents the period that our stock options are expected to be outstanding.

•Expected Volatility. We determine the price volatility factor based on the historical volatilities of our publicly traded peer group as Hyzon does not have a long trading history for our common stock. Industry peers consist of several public companies in the automotive and energy storage industry that are similar to Hyzon in size, stage of life cycle, and financial leverage.

•Risk-Free Interest Rate. The risk-free interest rate was based on U.S. Treasury zero-coupon securities with maturities consistent with the estimated expected term.

•Expected Dividend Yield. We have not paid dividends on our common stock nor do we expect to pay dividends in the foreseeable future.

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

The earnout shares to other holders of outstanding equity awards are accounted for in accordance with ASC 718, Stock Compensation, as they relate to stock-based compensation awards issued in exchange for service provided or to be provided to the Company. We recognized the earnout shares to other equity holders as separate and incremental awards from other equity holders’ underlying stock-based compensation awards. Upon the close of the Business Combination, we became contingently obligated to issue earnout shares if the vesting conditions were met. However, for unvested equity awards and where grant date was not established, we did not recognize any expense.

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

Common Stock Valuations

We use valuations of our common stock for various purposes, including, but not limited to, the determination of the exercise price of stock options and inclusion in the Black-Scholes option pricing model. As a privately held company, the lack of an active public market for our common stock requires our management and board of directors to exercise reasonable judgment and consider a number of factors in order to make the best estimate of fair value of our equity. As our capital structure consists of a single class of equity, Hyzon, with the assistance of a third-party valuation specialist, estimates the fair value of our total equity value using a combination of the comparable sales method (a market approach) and the excess earnings method (an income approach). Estimating our total equity value requires the application of significant judgment and assumptions. Factors considered in connection with estimating these values include:

•Recent arms-length transactions involving the sale or transfer of our common stock;

•Our historical financial results and future financial projections;

•The market value of equity interests in substantially similar businesses, which equity interests can be valued through nondiscretionary, objective means;

•The lack of marketability of our common stock;

•The likelihood of achieving a liquidity event, such as the business combination, given prevailing market conditions;

•Industry outlook; and

•General economic outlook, including economic growth, inflation and unemployment, interest rate environment and global economic trends.

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

Material Transactions with Related Parties

Horizon IP Agreement

In January 2021, Hyzon entered into the Horizon IP Agreement with JS Horizon, part of the Horizon group of Companies, and in September 2021 JS Powertrain was an added party to the agreement. Pursuant to the agreement the parties convey to each other certain rights in intellectual property relating to Hyzon’s core fuel cell and mobility product technologies, under which Hyzon will pay JS Horizon and JS Powertrain a total fixed payment of $10.0 million in 2021. Subsequent to September 30, 2021, $6.9 million was paid and the remainder is expected to be paid in December 2021.

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

In July 2021, Hyzon Europe assumed certain retrofit service contracts from Holthausen Clean Technology B.V. The Company incurred $0.1 million to acquire these contracts.

As of September 30, 2021, the Company has a net related party payable in the amount of $0.8 million due to Holthausen.

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all instances of fraud due to inherent limitation of internal controls. Because of these inherent limitations there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our Chief Executive Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2021. Based on such evaluation, our Chief Executive Officer has concluded that as of September 30, 2021 our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

In light of the material weaknesses described below, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the ineffectiveness of our disclosure controls and procedures as well as material weaknesses in our internal control over financial reporting as of September 30, 2021, the condensed consolidated financial statements for the periods covered by and included in this Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.

(b) Material Weaknesses in Internal Control over Financial Reporting

While preparing the Company’s condensed consolidated financial statements, our management identified the following material weaknesses in internal control over financial reporting:

•The Company did not demonstrate a commitment to attract, develop, and retain competent individuals in alignment with objectives and accordingly did not have sufficient qualified resources.

•The Company did not have an effective risk assessment process that successfully identified and assessed risks of material misstatement to ensure controls were designed and implemented to respond to those risks.

•The Company did not have an effective internal information and communication process to ensure that relevant and reliable information was communicated on a timely basis across the organization, to enable financial personnel to effectively carry out their financial reporting and internal control roles and responsibilities.

•The Company did not sufficiently establish structures, reporting lines and appropriate authorities and responsibilities in the pursuit of objectives.

As a consequence, the Company did not effectively design, implement and operate process-level control activities related to revenue recognition, complex accounting transactions, and the financial close process to mitigate risks to an acceptable level.

Those control deficiencies resulted in material misstatements that were identified and corrected in the condensed consolidated financial statements as of and for the periods ended September 30, 2021 primarily affecting revenue, cost of revenue, inventory, contract liabilities, and selling, general, and administrative expenses, as further described in Note 2. Restatement of Previously Issued Financial Statements to the condensed consolidated financial statements. Because there is a reasonable possibility that material misstatement of the condensed consolidated financial statements will not be prevented or detected on a timely basis, we concluded that these deficiencies represent material weaknesses in our internal control over financial reporting and that our internal control over financial reporting was not effective as of September 30, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. These deficiencies could result in misstatements to our financial statements that would be material and would not be prevented or detected on a timely basis.

(c) Remediation Plan and Status

With oversight from the Audit Committee and input from the Board of Directors, management has begun designing and implementing changes in processes and controls to remediate the material weaknesses described above. Management and the Board of Directors, including the Audit Committee, are working to remediate the material weaknesses identified herein. While the Company expects to take other remedial actions, actions taken to date include:

•appointed new Chief Executive Officer and created a new role of President of International Operations;

•hired additional finance and accounting personnel over time to augment our accounting staff, including third-party resources with the appropriate technical accounting expertise;

•engaged with external consultants with public company and technical accounting experience to facilitate accurate and timely accounting closes and to accurately prepare and review the consolidated financial statements and related footnote disclosures;

•enhanced existing Disclosure Committee responsibilities through a formal review and sign off process; and

•implemented a formal regional general manager financial statement review and certification process for each SEC filing.

In addition to the remedial actions taken to date, the Company is taking, or plans to take, the following actions to remediate the material weaknesses identified herein:

•designing and implementing a comprehensive and continuous risk assessment process to identify and assess risks of material misstatements and to ensure that the impacted financial reporting processes and related internal controls are properly designed, maintained, and documented to respond to those risks in our financial reporting;

•further developing and implementing formal policies, processes and documentation procedures relating to financial reporting, including revenue recognition and other complex accounting matters, and consulting with independent accounting experts and advisors;

•formalizing the design of the processes and controls related to sales of our products and services, as well as vendor contracting, fuel cell acceptance, transfer of control of our products to customers, tracking our vehicles' post-sale performance, and archiving documentation in a central system; and

•completing ethics training globally and in addition, providing general public company periodic training for Company personnel, including on potential topics such as the responsibilities of a public company, the core values of the Company’s accounting and finance function, and best practices to implement those values.

As we work to improve our internal control over financial reporting, we will report regularly to the Company’s Audit Committee on the progress and results of the remediation plan, including the identification, status, and resolution of internal control deficiencies. We may modify our remediation plan and may implement additional measures as we continue to review, optimize and enhance our financial reporting controls and procedures in the ordinary course. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. If we are unable to successfully remediate the material weakness, or if in the future, we identify further material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated.

(d) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.    Risk Factors

As a result of the closing of the Business Combination on July 16, 2021, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section entitled “Risk Factors” in our Definitive Proxy Statement (file No. 001-39632) filed with the SEC on June 21, 2021. Additional risk factors not presently known to us or that we deem immaterial may also impair our business or results of operations. Other than as set forth below, there have been no material changes to the risk factors disclosed in our Definitive Proxy Statement.

We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries.

We are subject to, and may become a party to, a variety of litigation, other claims, suits, regulatory actions and government investigations and inquiries. For example, two related putative securities class action lawsuits were filed against the Company, certain of its current officers and directors and certain officers and directors of DCRB between September 30, 2021, and October 13, 2021, in the U.S. District Court for the Western District of New York (Kauffmann v. Hyzon Motors Inc., et al. (No. 6:21-cv-06612-CJS); and Brennan v. Hyzon Motors Inc., et al. (No. 6:21-cv-06636-CJS)) asserting violations of federal securities laws. The complaints generally allege that the Company and individual defendants made materially false and misleading statements relating to the nature of its customer contracts, vehicle orders and sales and earnings projections, based on allegations in a report released on September 28, 2021 by Blue Orca Capital, an investment firm that indicated that it held a short position in our stock and made numerous allegations about the Company. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any. We have incurred and may further incur substantial expenses as a result of regulatory and legal matters related to the Blue Orca Capital report and other similar research reports.

The outcome of litigation and other legal proceedings, including the other claims described under Legal Proceedings in Note 12. Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Current Report on Form 10-Q and incorporated by reference herein, are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other legal proceedings described under Note 12 are subject to future developments and management’s view of these matters may change in the future.

We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our condensed consolidated financial statements, affect our ability to record, process, and report financial information accurately, impair our ability to prepare financial statements, negatively affect our relationships with suppliers and customers, negatively affect investor confidence, cause reputational harm, and have other adverse consequences. Additionally, failure to timely implement and maintain adequate financial, information technology and management processes, controls and procedures could result in further material weaknesses which could lead to errors in our financial reporting and adversely affect our business.

We are subject to the SEC’s internal control over financial reporting requirements and may become subject to the auditor attestation requirements as of the end of the 2022 fiscal year. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of September 30, 2021, as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal control over financial reporting for our business post-Business Combination has required and will continue to require significant time and resources from management and other personnel.

Effective internal controls are necessary for us to provide reliable and accurate financial reporting and financial statements for external purposes in accordance with generally accepted accounting principles. A failure to maintain effective internal control processes could lead to violations, unintentional or otherwise, of laws and regulations. As disclosed in the Explanatory Note and Part I, Item 4 “Controls and Procedures,” the Company has determined that there were material weaknesses in its internal control over financial reporting at the time of the preparation of its financial statements for the period ended September 30, 2021. As a result, the Company concluded that its internal control over financial reporting continued to be ineffective as of September 30, 2021. The Company is implementing remedial measures to address the material weaknesses and, while there can be no assurance that the efforts will be successful, the Company plans to remediate the material weaknesses as expeditiously as possible. If the Company is unable to remediate the material weaknesses, or is otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, its ability to record, process, and report financial information accurately, and to prepare financial statements within required time periods, is expected to be adversely affected. Litigation, government investigations, or regulatory enforcement actions arising out of such failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition, and operating results. The material weaknesses, remediation efforts, and any related litigation or regulatory inquiries will require management attention and resources, and could result in unanticipated cost which could negatively affect our relationships with suppliers and customers, and may also negatively affect investor confidence in the Company’s financial statements, cause it reputational harm, and raise other risks to its operations. In addition, the costs and other effects of defending litigation or addressing regulatory enforcement actions against us may be difficult to determine and could adversely affect our financial condition and operating results.

Our restatement of certain of our previously issued financial statements may impose unanticipated costs, affect investor confidence, and cause reputational harm.

As discussed in the Explanatory Note and Part I, Item 1 Financial Statements Note 2. Restatement of Previously Issued Financial Statements to the condensed consolidated financial statements, this Form 10-Q/A amends the Original Filing to correct (1) the errors related to the recognition of revenue and associated balances for China FCEV transactions, and errors related to the recognition of revenue and associated balances for European FCEV transactions; and (2) the Evaluation of Disclosure Controls and Procedures included under Item 4. As a result, the Company has incurred, and may continue to incur, unanticipated costs in connection with or related to the Special Committee investigation and the Restatement, as well as any litigation or regulatory inquiries that may result and have resulted therefrom. In addition, the investigation, the Restatement, and related media coverage may negatively affect our relationships with suppliers and customers and may also negatively affect investor confidence in the accuracy of the Company’s financial disclosures and cause it reputational harm.

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

Hyzon Motors Inc.

Date: March 14, 2023	By:	/s/ Parker Meeks
	Name:	Parker Meeks
	Title:	Chief Executive Officer