Form 10-K/A
period 2021-12-31
Hyzon Motors Inc.
filed 2023-03-14
CIK 1716583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K/A
Amendment No. 1
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from ________ to ________
Commission File Number 001-39632
_________________________
Hyzon Motors Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	82-2726724
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)
475 Quaker Meeting House Road
Honeoye Falls, New York 14472
(585) 484-9337
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
_________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	HYZN	NASDAQ Capital Market
Warrants, each whole warrant exercisable for one share of Class A common stock, $0.0001 par value, at an exercise price of $11.50 per share	HYZNW	NASDAQ Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

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

As of March 1, 2023, there were approximately 244,559,301 shares of the registrant’s common stock outstanding, par value $0.0001 per share, outstanding.

PCAOB ID: 0185	Auditor Name: KPMG LLP	Auditor Location: Rochester, New York

EXPLANATORY NOTE

Hyzon Motors Inc. ("Hyzon", the "Company", "we", "our" or "us") filed our Annual Report on Form 10-K for the year ended December 31, 2021 (the "Original Filing") with the Securities and Exchange Commission ("SEC") on March 30, 2022. This Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") is being filed to amend and restate certain items contained in the Original Filing (the "Restatement").

Restatement Background

As previously reported in the Company's Current Report on Form 8-K filed with the SEC on August 17, 2022, the Audit Committee of the Board of Directors (the "Board") of the Company (the "Audit Committee"), based on the recommendation of management, determined that the Company's previously issued financial statements included in the Company’s Original Filing and the Company’s previously issued financial statements included in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 should no longer be relied upon and require restatement because of issues regarding revenue recognition and internal controls and procedures, primarily pertaining to our China operations.

As further previously reported in the Company's Current Report on Form 8-K filed with the SEC on February 9, 2023, the Audit Committee, based on the recommendation of management, determined that the Company’s previously issued financial statements included in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 should no longer be relied upon and also require restatement primarily because of issues regarding revenue recognition relating to its European joint venture operations.

For a more detailed discussion of the Restatement, refer to Note 2. Restatement of Previously Issued Financial Statements to the consolidated financial statements of the Company included herein.

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

The Investigation confirmed matters discovered by management in July 2022 that certain vehicles delivered to customers in China in December 2021 were not operable on hydrogen at the time of delivery (i.e., were not commissioned). As part of its internal review, the Company determined that the assembly of those vehicles was complete at the time of initial delivery but they had not undergone final commissioning, which generally consists of injecting hydrogen through the fuel cell powertrain system and conducting other tests necessary to ensure that the hydrogen fuel cell will power the vehicle. Additionally, based on the Investigation's findings, the Company determined that it did not have an appropriate control environment focused on certain operational processes and procedures such as a formalized commissioning policy and a quality assurance process.

Based on the Investigation's findings, the Company concluded that the Company's contractual performance obligation to deliver functioning fuel cell electric vehicles ("FCEVs") was not fully satisfied for revenue recognition purposes under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers ("ASC 606"). For additional information regarding the corrections to the financial statements, refer to Note 2. Restatement of Previously Issued Financial Statements to the consolidated financial statements of the Company included herein. Correction of the errors is also reflected in the restated interim financial statements for the period ended March 31, 2022 included in the Company's amended Quarterly Report on Form 10-Q/A.

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

Consequently, the Company conducted an internal accounting review for its European customer arrangements. This internal accounting review concluded that for the Hyzon Europe customer contracts which were assumed from Holthausen Clean Technology B.V. in July 2021, the Company did not appropriately analyze and record revenue and related balances associated with these arrangements. More specifically, the Company determined that instead of manufacturing or assembling FCEVs that it owned for sale to customers, Hyzon Europe was providing these customers with vehicle retrofit services to convert the customers' internal combustion engine ("ICE") powered vehicles to hydrogen FCEVs. Therefore, Hyzon Europe should have recognized revenue over time utilizing an input method rather than recording revenue at a point in time. For additional information regarding the corrections to the financial statements, refer to Note 2. Restatement of Previously Issued Financial Statements to the consolidated financial statements of the Company included herein. Correction of the errors is also reflected in the interim financial statements for the periods ended September 30, 2021 and March 31, 2022 included in the Company's amended Quarterly Reports on Form 10-Q/A.

Transaction Costs

On July 16, 2021, legacy Hyzon Motors Inc. ("Legacy Hyzon") and now named Hyzon Motors USA Inc. consummated the transactions contemplated by the Business Combination Agreement and Plan of Reorganization (the “Business Combination”), dated February 8, 2021, with Decarbonization Plus Acquisition Corporation (“DCRB”) to effect a business combination between DCRB and Legacy Hyzon with DCRB Merger Sub Inc., a wholly owned subsidiary of DCRB, merging with and into Legacy Hyzon, with Legacy Hyzon surviving the merger as a wholly owned subsidiary of DCRB. The Company has adjusted its prior allocation of transaction costs incurred in connection with the Business Combination to reflect the allocation of the correct balance of Company incurred transaction costs between the liability classified earnout arrangement and the newly issued equity instruments in the Business Combination in the third quarter of 2021. The adjustment resulted in a reduction of amounts previously allocated to the earnout liability and recognized as expense, offset by an equal increase of transaction costs allocated to the newly issued equity instruments and recorded against additional paid-in capital. For additional information regarding the corrections to the financial statements, refer to Note 2. Restatement of Previously Issued Financial Statements to the consolidated financial statements of the Company included herein. Correction of the error is also reflected in the restated interim financial statements for the periods ended September 30, 2021 and March 31, 2022 included in the Company's amended Quarterly Reports on Form 10-Q/A.

Other Immaterial Errors

In addition to the errors described above, the Company’s previously issued financial statements included in the Company’s Original Filing and the Company's previously issued unaudited interim financial information included in the Company’s Quarterly Reports on Form 10-Q for the periods ended September 30, 2021 and March 31, 2022 have been corrected in the amended filings to include previously unrecorded immaterial adjustments (the “Other Immaterial Errors”). For additional information regarding the Other Immaterial Errors, refer to Note 2. Restatement of Previously Issued Financial Statements to the consolidated financial statements of the Company included herein.

The errors described above and the Other Immaterial Errors in this amended Annual Report on Form 10-K/A did not impact cash or the economics of the Company's existing commercial arrangements.

Internal Control Considerations

In connection with the Restatement, the Company has concluded there were material weaknesses in the Company’s internal control over financial reporting as of December 31, 2021 and its disclosure controls and procedures were not effective as of December 31, 2021. Management is taking steps to remediate the material weaknesses in our internal control over financial reporting.

For a discussion of management’s consideration of our disclosure controls and procedures, internal control over financial reporting, and the material weaknesses identified, see Part II, Item 9A. Controls and Procedures of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the correction of Restatement Items and Other Immaterial Errors. The following items have been amended:

•Part 1 - Item 1A. Risk Factors
•Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II - Item 8. Financial Statements and Supplementary Data
•Part II - Item 9A. Controls and Procedures
•Part IV - Item 15. Exhibit and Financial Statement Schedules

Except as described above and in Note 21. Subsequent Events (unaudited), this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Filing was filed, and the Company has not undertaken herein to amend, supplement, or update any information contained in the Original Filing to give effect to any subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, other than the Restatement. In addition, in accordance with SEC rules, this Form 10-K/A includes updated certifications from our Chief Executive Officer as Exhibits 31.1 and 32.1 dated as of the filing date of this Form 10-K/A. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

CAUTIONARY NOTE REGARDING FORWARD- LOOKING STATEMENTS

This Form 10-K/A contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations, and any statements that refer to characterizations of future events or circumstances, including any underlying assumptions. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “could,” “should”, “will,” “may,” “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” the negative of such terms and other similar expressions are intended to identify forward looking statements, although not all forward- looking statements contain such identifying words. Such forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

Except with respect to statements in this Form 10-K/A revised or provided to reflect the effects of the Restatement, forward-looking statements herein are as of the Original Filing, filed with the SEC on March 30, 2022, unless specifically stated to be made as of a different date, and the Company has not updated forward-looking statements or information to reflect events occurring after the Original Filing.

Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to, those described below and under the section entitled “Risk Factors” in this Report and in subsequent reports that we file with the SEC, including this Form 10-K/A for the year ended December 31, 2021.

•our ability to commercialize our products and strategic plans, including our ability to establish facilities to produce our vehicles or secure hydrogen supply in appropriate volumes, at competitive costs or with competitive emissions profiles;

•our ability to effectively compete in the heavy-duty transportation sector, and withstand intense competition and competitive pressures from other companies worldwide in the industries in which we operate;

•our ability to convert non-binding memoranda of understanding into binding orders or sales (including because of the current or prospective resources of our counterparties) and the ability of our counterparties to make payments on orders;

•our ability to invest in hydrogen production, distribution and refueling operations to supply our customers with hydrogen at competitive costs to operate their fuel cell electric vehicles;

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

•our ability to protect, defend or enforce intellectual property on which we depend; and

•the impacts of legal proceedings, regulatory disputes, and governmental inquiries.

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
Item 1A. Risk Factors

Summary of Risk Factors

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed risk factors contained below.

•Our business model has yet to be tested and we may fail to commercialize our strategic plans.

•We recently completed the Business Combination with Decarbonization Plus Acquisition Corporation ("DCRB") in which we raised gross proceeds net of redemption and transaction costs totaling approximately $509.0 million. Nevertheless, we may need to raise additional funds, and these funds may not be available on terms favorable to us or our stockholders or at all when needed.

•Increases in costs, disruption of supply or shortage of raw materials, could harm our business.

•We qualify as an “emerging growth company’ as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. As a result, our shareholders may not have access to certain information they deem important.

•We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements, affect our ability to record, process, and report financial information accurately, impair our ability to prepare financial statements, negatively affect our relationships with suppliers and customers, negatively affect investor confidence, cause reputational harm, and have other adverse consequences. Additionally, failure to timely implement and maintain adequate financial, information technology and management processes, controls and procedures could result in further material weaknesses which could lead to errors in our financial reporting and adversely affect our business.

•Our Class A Common Stock commenced trading on the NASDAQ Global Select Market on July 19, 2021, and we have limited experience operating as a publicly traded company. We need to implement various policies, procedures and controls pertaining to our operations and governance as required by SEC and NASDAQ rules and regulations.

•We have a limited number of current customers, and there is no assurance as to whether our sales pipeline will result in sales and revenues, or that we will be able to convert non-binding letters of intent or memoranda of understanding into orders or sales (including because of the current or prospective financial resources of the counterparties to our non-binding memoranda of understanding and letters of intent, the liability accounting for our warrants or customer contractual demands), or that we will be able to identify additional potential customers and convert them to paying customers.

•We also face and will continue to face significant competition in all aspects of our business and operations, and many of our current and future competitors have or will have significantly more resources than us, and may outcompete us for customers, employees, and suppliers.

•We may not succeed in investing in hydrogen production, distribution and refueling operations critical to supplying our customers with hydrogen to operate our fuel cell electric vehicles ("FCEVs") either at all or in part, and/or at the cost required to achieve TCO for potential Hyzon FCEV customers to drive their purchases of our trucks.

•There is no assurance that there will be, or that we will be able to supply, hydrogen at prices or with an emissions profile that allow our FCEVs to be competitive with commercial vehicles powered by other energy sources.

•We may face legal challenges and other resistance attempting to sell our vehicles which could materially adversely affect our sales and costs. Additionally, unfavorable publicity, or a failure to respond effectively to adverse publicity, could harm our reputation and adversely affect our business.

•If we engage in mergers or acquisitions, we may assume liabilities – both disclosed and undisclosed – by contract or under operation of law of the target or acquired company which could materially adversely affect our business and financial results.

•To date, we have produced only technology validation or evaluation FCEVs and there is no assurance that we will be able to establish and operate facilities capable of producing our FCEVs in appropriate volumes and at competitive costs or at all.

•We have limited experience servicing our FCEVs. If we are unable address the service requirements of our customers, our business will be materially and adversely affected. Additionally, insufficient warranty reserves to cover future warranty claims could materially adversely affect our business, prospects, financial condition, and operating results.

•Threats to information technology, including unauthorized control of our vehicles or interruption of our systems, could adversely affect our business.

•We may be unsuccessful in meeting various local, national and international safety and emissions rules and regulations for our products.

•We depend on third parties, including Horizon, for supply of key inputs and components for our products.

•We will depend on Horizon as a sole source supplier for our fuel cell systems, until such time we are able to commence manufacturing fuel cell systems inhouse.

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

The manufacture, integration, assembly and sale of hydrogen-powered commercial vehicles, hydrogen fuel cell systems, and investments in hydrogen production, distribution and refueling are highly capital-intensive businesses. Our business plan to manufacture, integrate, assemble, sell, and service hydrogen-powered commercial vehicles and hydrogen fuel cell systems is expected to require continued capital investment to fund operations, continue research and development, and build or improve facilities. While we completed the Business Combination with DCRB and raised gross proceeds, net of redemption and transaction costs, of approximately $509.0 million, there can be no assurance that we will have access to additional capital we may need on favorable terms when required or at all. As a result of the proceeds from the Business Combination and other financings, we expect that we will have sufficient capital to fund our planned operations for the next 12 months; however, we expect that we will need to raise additional capital in the near future. We may raise additional funds through the issuance of equity, equity related or debt securities, strategic partnerships, licensing arrangements, and/or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, improve infrastructure, and introduce new vehicles. We are currently exploring raising additional capital through our subsidiary, Hyzon Zero Carbon, Inc., to invest in hydrogen production, distribution and fueling capabilities.

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

We face significant risks and difficulties as an early-stage company. We have a limited operating history, which increases the risk to your investment. As we scale from limited production of units deployed for technology validation to production for operational fleet validation to volume production and sales to support full fleet conversions, it is difficult, if not impossible, to forecast our future results. We have limited insight into trends that may emerge and affect our business. Moreover, we intend to derive a majority of our revenues initially from the sale or lease of our hydrogen fuel cell heavy commercial vehicles. In addition, we have engaged in limited marketing activities to date, so there can be no assurance that customers will embrace our commercial vehicles in significant numbers. The majority of our commercial vehicle deliveries in 2021 were made to customers in China where our average selling prices are substantially lower than in Europe and where we expect to recognize initial revenues upon collections, due in part to our lack of experience selling to our customers in China and contract payment terms which may extend over several years.

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

The market for hydrogen-powered commercial vehicles is relatively new and untested and is expected to experience rapidly changing technologies, intense price competition among numerous competitors, evolving government regulation and industry standards, government subsidies, and uncertain customer demands and behaviors. Hydrogen-powered vehicles may also face competition from other alternatives to fossil fuels, including electric vehicles, renewable natural gas, biodiesel, and others. Factors that may influence the adoption of our hydrogen-powered commercial vehicles include:

•the premium in the anticipated initial purchase prices of our commercial vehicles over those of comparable vehicles powered by ICE or other alternative energy sources, both including and excluding the effect of possible government and other subsidies and incentives designed to promote the purchase of vehicles powered by clean energy;

•the total cost of ownership of the vehicle over its expected life, which includes the initial purchase price and ongoing operating costs, including hydrogen supply, price, and maintenance costs;

•access to hydrogen supply and refueling stations locally and nationally, and related infrastructure costs;

•the availability and terms of financing options for our customers to purchase or lease our vehicles;

•the availability of tax and other governmental incentives to purchase and operate non-carbon emitting vehicles, and future regulations requiring increased use of non-carbon emitting vehicles;

•government regulations and economic incentives promoting or mandating fuel efficiency and alternate forms of energy;

•prices for hydrogen, diesel, natural gas, electricity and other sources of power for vehicles, and volatility in the cost of diesel or a prolonged period of low gasoline and natural gas costs that could decrease incentives to transition to vehicles powered by alternative energy sources;

•the cost and availability of other alternatives to diesel or natural gas fueled vehicles, such as electric vehicles;

•corporate sustainability initiatives and environmental, social and governance (“ESG”) policies;

•perceptions about hydrogen, safety, design, performance, reliability and cost, especially if adverse events or accidents occur that are linked to the quality or safety of hydrogen-powered vehicles, or the safety of production, transportation or use of hydrogen generally;

•the quality and availability of service for our commercial vehicles, including the availability of replacement parts;

•the ability of our customers to purchase adequate insurance for our vehicles; and
•macroeconomic factors.

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

Additionally, although we have endeavored to enter into agreements with Horizon and its affiliates on market terms, including the Intellectual Property Agreement (the “Horizon IP Agreement”), dated January 12, 2021, between Jiangsu Qingneng New Energy Technologies Co., Ltd. and Shanghai Qingneng Horizon New Energy Ltd. (together, “JS Horizon”) and Hyzon, and the Framework Supply Contract Template (the “Horizon Supply Agreement”), dated January 7, 2021, between Jiangsu Qingneng New Energy Technologies Co. Ltd. and Hyzon, our agreements with Horizon and its affiliates may not reflect terms that would have resulted from arm’s-length negotiations with unaffiliated third parties. If such arrangements are considered unenforceable or otherwise impermissible, we may be subject to fines, liability, tax penalties or sanctions by courts or other government bodies. Please see the section entitled “Business – Key Agreements” and “Business – Intellectual Property” of the Original Filing for additional information concerning our agreements with Horizon and its affiliates.

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

We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements, affect our ability to record, process, and report financial information accurately, impair our ability to prepare financial statements, negatively affect our relationships with suppliers and customers, negatively affect investor confidence, cause reputational harm, and have other adverse consequences. Additionally, failure to timely implement and maintain adequate financial, information technology and management processes, controls and procedures could result in further material weaknesses which could lead to errors in our financial reporting and adversely affect our business.

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

Effective internal controls are necessary for us to provide reliable and accurate financial reporting and financial statements for external purposes in accordance with generally accepted accounting principles. A failure to maintain effective internal control processes could lead to violations, unintentional or otherwise, of laws and regulations. As disclosed in the Explanatory Note and Part II, Item 9A “Controls and Procedures,” the Company has determined that there were material weaknesses in its internal control over financial reporting at the time of the preparation of its financial statements for the year ended December 31, 2021. As a result, the Company concluded that its internal control over financial reporting continued to be ineffective as of December 31, 2021. The Company is implementing remedial measures to address the material weaknesses and, while there can be no assurance that the efforts will be successful, the Company plans to remediate the material weaknesses as expeditiously as possible. If the Company is unable to remediate the material weaknesses, or is otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, its ability to record, process, and report financial information accurately, and to prepare financial statements within required time periods, is expected to be adversely affected. Litigation, government investigations, or regulatory enforcement actions arising out of such failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition, and operating results. The material weaknesses, remediation efforts, and any related litigation or regulatory inquiries will require management attention and resources, and could result in unanticipated cost which could negatively affect our relationships with suppliers and customers, and may also negatively affect investor confidence in the Company’s financial statements, cause it reputational harm, and raise other risks to its operations. In addition, the costs and other effects of defending litigation or addressing regulatory enforcement actions against us may be difficult to determine and could adversely affect our financial condition and operating results.

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

We are currently not registered as a dealer in any state. In states where we may seek to sell vehicles directly to customers, there is uncertainty as to whether, as a manufacturer, we will be able to sell and deliver vehicles directly to customers, as well as service those vehicles. For customers residing in states where we will not be allowed to sell or deliver vehicles, we may have to arrange alternate methods of delivery of vehicles. These methods may include delivering vehicles to adjacent or nearby states in which we are allowed to directly sell and ship vehicles and arranging for the customer to transport the vehicles to their home states. These workarounds could add significant complexity to our business model and could materially adversely affect our sales and profitability. For more information see the risk factors described in the section entitled “Risks Related to Litigation and Regulation” of the Original Filing.

We do not currently have any leasing arrangements finalized to offer our customers financing, but we may offer a bundled lease option or other alternative structure to customers which would expose us to credit risk.

We currently do not have in place a relationship with a third party lessor to provide lease financing to our customers. While we currently intend to offer bundled leasing of our vehicles or other financing structures to potential customers through a third-party financing partner, we have no assurance that a third-party financing partner will be able or willing to provide the leasing services on terms acceptable to us and end customers, or to provide financing at all. Furthermore, offering leasing to customers may expose us to risks commonly associated with the extension of credit. Credit risk is the potential loss that may arise from any failure in the ability or willingness of the customer to fulfil its contractual obligations – including payment – when they fall due. The longer we may finance customers, the more working capital we will consume. Competitive pressure and challenging markets may increase credit risk through leases to financially weak customers, extended payment terms and leases into new and immature markets. This could have a material adverse effect on our business, prospects, financial results, cash flows and results of operations.

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

On September 28, 2021, Blue Orca Capital issued a report indicating that it had taken a short position in the Company’s stock and making various allegations about the Company’s business, including allegations about the nature and viability of the Company’s potential customers, the accuracy of the Company’s disclosures and the Company’s financial projections. Following that report, the Company and certain of its officers and directors were named in various putative class action securities lawsuits, and the Company’s directors and certain former directors of DCRB also were named in separate shareholder derivative lawsuits. On January 12, 2022, the Company announced that it had received a subpoena from the SEC for production of documents and information, including documents and information related to the allegations made in the report issued by Blue Orca Capital, and that the Company was cooperating with the SEC. Because of these events, certain of the Company’s potential suppliers and partners indicated that they were suspending negotiations with us concerning supplying us with key components necessary to produce our vehicles. The Company has strongly rejected Blue Orca’s claims, and will aggressively defend against the resulting litigation. The negative publicity stemming from this article has adversely affected our brand and reputation as well as our stock price which makes it more difficult for us to attract and retain employees, partners and customers, reduces confidence in our products and services, harms investor confidence and the market price of our securities, invites legislative and regulatory scrutiny, and has resulted in litigation and governmental investigations As a result, customers, potential customers, partners and potential partners have failed to award us additional business or cancelled or sought to cancel existing contracts or otherwise, directed or may direct future business to our competitors, and may in the future take similar actions, and investors may invest in our competitors instead of us. See Legal Proceedings in Note 15. Commitments and Contingencies, to our consolidated financial statements included elsewhere in this amended Annual Report on Form 10-K/A and incorporated herein by reference.

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

Companies, organizations or individuals, including our competitors, may own or obtain patents, copyrights, trademarks, trade secrets or other intellectual property or proprietary rights (collectively, “IP”) that would prevent or limit our ability to manufacture or sell our hydrogen-powered commercial vehicles or hydrogen fuel cell systems, which could make it more difficult for us to operate our business. We may receive inquiries from IP owners inquiring whether we infringed upon or misappropriated their proprietary rights. Companies owning IP, including those relating to hydrogen-powered mobility products or hydrogen fuel cell technologies, may allege infringement or misappropriation of such rights. In response to a determination that we have infringed upon or misappropriated a third party’s IP, we may be required to do one or more of the following:

•cease development, sales or use of our products that incorporate or are covered by the asserted IP;

•pay substantial damages, including through indemnification obligations;

•obtain a license from the owner of the asserted IP, which license may not be available on reasonable terms or at all; or

•redesign one or more aspects of our hydrogen-powered commercial vehicles or hydrogen fuel cell systems.

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

Our success depends on our ability to protect our IP, and the failure to adequately protect or enforce our IP could result in our competitors offering products similar to ours, which would adversely affect our business, prospects, financial condition and operating results. We will rely on a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses, and other contractual rights to establish and protect our rights in our technology. The measures we take to protect our IP from infringement or misappropriation by others may not be effective for various reasons, including the following:

•any patent applications we submit or currently have pending may not result in the issuance of patents;

•the scope of our issued patents, including our patent claims, may not be broad enough to protect our proprietary rights;

•our issued patents may be challenged or invalidated;

•our employees, customers or business partners may breach their confidentiality, non-disclosure and non-use obligations to us;

•we fail or are determined by a court of competent jurisdiction to have failed to make reasonable efforts to protect our trade secrets;

•third parties may independently develop technologies that are the same or similar to ours;

•we may not be successful in enforcing our IP portfolio against third parties who are infringing or misappropriating such IP, for a number of reasons, including substantive and procedural legal impediments;

•our trademarks may not be valid or enforceable, and our efforts to police unauthorized use of our trademarks may be deemed insufficient to satisfy legal requirements throughout the world;

•the costs associated with enforcing patents, confidentiality and invention agreements or other IP may make enforcement impracticable; and
•current and future competitors may circumvent or design around our IP.

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

The outcome of litigation and other legal proceedings, including the other claims described under Legal Proceedings in Note 15. Commitments and Contingencies, to our consolidated financial statements included elsewhere in this amended Annual Report on Form 10-K/A and incorporated herein by reference, are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future.

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

For more information about the A&R Registration Rights Agreement, see the section entitled “Certain Relationship and Related Party Transactions – Registration Rights” of the Original Filing.

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

Factors affecting the trading price of our securities may include, but are not limited to:

•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•changes in the market’s expectations about our operating results;

•success of competitors;

•our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

•operating and stock price performance of other companies that investors deem comparable to us;

•our ability to market new and enhanced products and technologies on a timely basis;

•changes in laws and regulations affecting our business;

•our ability to meet compliance requirements;

•commencement of, or involvement in, litigation;

•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our Class A Common Stock available for public sale;

•any major change in our Board or management;

•investors engaged in short selling our Class A Common Stock;

•sales of substantial amounts of Class A Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

We cannot assure you that our securities will continue to be listed on NASDAQ. If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our securities;

•reduced liquidity for our securities;

•a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•a limited amount of news and analyst coverage; and

•a decreased ability to issue additional securities or obtain additional financing in the future.

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

The Charter authorizes the issuance of 410,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 400,000,000 shares of Class A Common Stock and (b) 10,000,000 shares of preferred stock. In addition, an aggregate of approximately 44.6 million shares of Class A Common Stock have been reserved for issuance under the 2021 Plan, subject to increase as described under Note 16. Stock-based Compensation Plans, to our consolidated financial statements included elsewhere in this amended Annual Report on Form 10-K/A and incorporated herein by reference.

We may issue a substantial number of additional shares of Class A Common Stock or preferred stock under an employee incentive plan. The issuance of additional shares of Class A Common Stock or preferred stock:

•may significantly dilute the equity interests of our investors;

•may subordinate the rights of holders of Class A Common Stock if preferred stock is issued with rights senior to those afforded our common stock;

•could cause a change in control if a substantial number of shares of our Class A Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•may adversely affect prevailing market prices for our units, Class A Common Stock and/or warrants.

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

The Charter contains provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with the Board rather than to attempt a hostile takeover. These provisions include:

•our Board is divided into three classes with staggered terms;
•the right of our Board to issue preferred stock without stockholder approval;
•restrictions on the right of stockholders to remove directors without cause; and
•restrictions on the right of stockholders to call special meetings of stockholders.

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

As discussed in the Explanatory Note and Part II, Item 8 Financial Statements and Supplementary Data Note 2. Restatement of Previously Issued Financial Statements to our consolidated financial statements included herein, this Form 10-K/A amends the Original Filing to restate (1) the errors related to the recognition of revenue and associated balances for China FCEV transactions, and adjustments to correct errors related to the recognition of revenue and associated balances for European FCEV transactions; and (2) the Evaluation of Disclosure Controls and Procedures included under Item 9A. As a result, the Company has incurred, and may continue to incur, unanticipated costs in connection with or related to the Special Committee investigation and the Restatement, as well as any litigation or regulatory inquiries that may result and have resulted therefrom. In addition, the investigation, the Restatement, and related media coverage may negatively affect our relationships with suppliers and customers and may also negatively affect investor confidence in the accuracy of the Company’s financial disclosures and cause it reputational harm.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto included as a part of the Form 10-K/A to which this Management’s Discussion and Analysis of Financial Condition and Results of Operations is attached. Unless the context otherwise requires, all references in this section to “Hyzon,” “we,” “us,” and “our” are intended to mean the business and operations of Hyzon Motors Inc. and its consolidated subsidiaries following the consummation of the Business Combination and to Legacy Hyzon and its consolidated subsidiaries prior to the Business Combination.

Restatement

The accompanying Management’s Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations has been adjusted to give effect to the Restatement of the consolidated financial statements for the year ended December 31, 2021. For additional information and a detailed discussion of the Restatement, refer to the Explanatory Note and Note 2. Restatement of Previously Issued Financial Statements to the consolidated financial statements.

Overview

Headquartered in Rochester, New York, with operations in North America, Europe, China, and Australasia, Hyzon provides decarbonized solutions primarily for commercial vehicles market and hydrogen supply infrastructure.

Vehicles and Vehicle Platforms

Our commercial vehicle business is focused primarily on assembling and supplying hydrogen-powered fuel cell electric vehicles ("FCEVs"), including heavy-duty (Class 8) trucks, medium-duty (Class 6) trucks, light-duty (Class 3 and 4) trucks, and 40 and 60-foot (12 and 18-meter) city and coach buses to commercial vehicle operators. We also provide services that retrofit ICE vehicles to FCEVs.

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

Business Combination

On February 8, 2021, Legacy Hyzon, now Hyzon Motors USA Inc. (“Legacy Hyzon”), a subsidiary of Hyzon Motors Inc., entered into the Business Combination Agreement and Plan of Reorganization (the “Business Combination”) with DCRB and Merger Sub pursuant to which Merger Sub merged with and into Legacy Hyzon, with Legacy Hyzon surviving the merger as a wholly owned subsidiary of DCRB. The transaction closed on July 16, 2021. Following the close of the business combination, DCRB was named Hyzon Motors Inc., began trading on NASDAQ, and its common stock and public warrants trade under the symbols “HYZN” and “HYZNW”, respectively. The Business Combination generated proceeds of approximately $509.0 million in cash, net of transaction costs allocated to equity and redemptions by DCRB’s public stockholders. This includes an aggregate of $355 million of gross proceeds from the PIPE Financing at $10.00 per PIPE Share. Hyzon’s cash on hand after giving effect to this transaction, including transaction costs and expenses, is expected to be used for general corporate purposes, including developing infrastructure and supply chain, acquiring and leasing equipment for manufacturing, and investing in research and development.

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

Key Trends and Uncertainties

We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A “Risk Factors”.

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

Regulatory Landscape

We operate in a highly regulated industry. The failure to comply with laws or regulations, including but limited to rules and regulations covering vehicle safety, emissions, dealerships, and distributors, could subject us to significant regulatory risk and changing laws and regulations and changing enforcement policies and priorities could adversely affect our business, prospects, financial condition and operating results. We may be also required to obtain and comply with the terms and conditions of multiple environmental permits, many of which are difficult and costly to obtain and could be subject to legal challenges. We depend on global customers and suppliers, and adverse changes in governmental policy or trade regimes could significantly impact the competitiveness of our products. Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability. See the section entitled “Government Regulations” in Part I, Item 1 of the Original Filing.

Results of Operations

The following table sets forth our historical operating results for the periods indicated (in thousands):

	Year Ended December 31, 2021	For the period January 21, 2020 (Inception) – December 31, 2020	$ Change	% Change
	(As Restated)
Revenue	$(80)	$—	$(80)	NM
Operating expense:
Cost of Revenue	15,634	—	15,634	NM
Research and development	15,461	1,446	14,015	969%
Selling, general and administrative	67,853	12,785	55,068	431%
Total operating expense	98,948	14,231	84,717	595%
Loss from operations	(99,028)	(14,231)	(84,797)	596%
Other income (expense):
Change in fair value of private placement warrant liability	4,167	—	4,167	NM
Change in fair value of earnout liability	84,612	—	84,612	NM
Foreign currency exchange loss and other expense	(1,409)	(108)	(1,301)	1205%
Interest expense, net	(5,235)	(37)	(5,198)	14049%
Total other income (expense)	82,135	(145)	82,280	(56745)%
Net loss	$(16,893)	$(14,376)	$(2,517)	18%
Less: Net loss attributable to noncontrolling interest	(4,752)	(105)	(4,647)	4426%
Net loss attributable to Hyzon	$(12,141)	$(14,271)	$2,130	(15)%

Hyzon was formed and commenced operations on January 21, 2020. As a result, we have a very limited operating history from inception and limited prior period comparable information available to be presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Hyzon.”

Revenue. Revenue in 2021 represents $0.1 million of revenue from retrofit services performed by Hyzon Europe, offset by the recognition of $(0.2) million of contra revenue associated with the issuance of warrants to a customer for FCEV deliveries in China. We did not generate revenue for the period from January 21, 2020 (inception) to December 31, 2020.

Operating Expenses. Operating expenses for the year ended December 31, 2021 were $98.9 million compared to $14.2 million for the period from January 21, 2020 (inception) through December 31, 2020. Operating expenses consist of cost of revenue, research and development expenses and selling, general and administrative expenses, each of which is discussed below.

Cost of Revenue. Cost of revenue includes direct materials, labor costs, allocated overhead costs related to the manufacturing and retrofitting of hydrogen FCEVs, and estimated warranty costs. Cost of revenue in 2021 totaled $15.6 million, and consisted of the cost of FCEVs for which control of such vehicles was transferred to a customer during 2021. We did not record revenue or cost of revenue for the period from January 21, 2020 (inception) through December 31, 2020.

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

Research and development expenses were $15.5 million and $1.4 million for the year ended December 31, 2021 and the period from January 21, 2020 (inception) through December 31, 2020, respectively. The increase was primarily due to $8.2 million in personnel costs in research and development and headcount for our global customer base. The remaining increase of $5.7 million was primarily due to the advancing development of current and next generation hydrogen powered fuel cell systems, the design and development of electric powertrain, and the integration of those systems into various mobility applications. We expect research and development expenses to continue to increase significantly going forward as we build out our research facilities and organization.

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

Selling, general, and administrative expenses were $67.9 million and $12.8 million for year ended December 31, 2021 and the period from January 21, 2020 (inception) through December 31, 2020, respectively. Stock-based compensation in selling, general and administrative expenses were $29.1 million and $9.9 million for year ended December 31, 2021 and the period from January 21, 2020 (inception) through December 31, 2020, respectively. The $19.2 million increase was primarily due to $13.4 million triggered by a key executive retirement arrangement and $14.0 million related to earnout equity awards pursuant to the Business Combination, partially offset by the 2020 Executives’ Awards. See Note 16. Stock-based Compensation Plans and Note 4. Business Combination to the accompanying consolidated financial statements for additional information regarding the stock based compensation and equity awards. The remaining increase was primarily due to $8.7 million in legal and accounting fees, $5.3 million in consulting fees, $8.6 million in salary and related expenses, and $4.9 million in insurance expense. We incurred greater selling, general, and administrative expense in 2021 due to building out the Company’s corporate infrastructure, including accounting, audit, legal, regulatory and tax-related services, as well as expenses incurred in order to help maintain compliance with NASDAQ and SEC requirements. The increase in selling, general and administrative costs also resulted from director and officer insurance costs, investor and public relations costs, and transaction costs related to the Business Combination.

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

Interest Expense, net. Interest expense, net was $5.2 million for the year ended December 31, 2021, compared to negligible expense for the period from January 21, 2020 (inception) through December 31, 2020. Interest expense relates primarily to convertible debt issued in February 2021 and is comprised primarily of changes in the fair value of the embedded derivative associated with the automatic conversion provision of the convertible note. Upon close of the Business Combination in July 2021, convertible debt and accrued interest converted into shares of common stock of the Company. See Note 4. Business Combination in the accompanying consolidated financial statements for more information. There was minimal debt outstanding during the period from January 21, 2020 (inception) through December 31, 2020.

Income Tax Expense (Benefit). The Company has cumulative net operating losses at the federal and state level and maintains a full valuation allowance against its deferred tax assets.

Net Loss Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests represents results attributable to third parties in our operating subsidiaries. Net loss is generally allocated based on such ownership interests held by third parties with respect to each of these entities.

Net loss attributable to noncontrolling interests was $4.8 million for the year ended December 31, 2021, compared to $0.1 million for the period from January 21, 2020 (inception) through December 31, 2020. The change in the comparative periods is the result of increased activities in our Netherlands joint venture and the creation of a joint venture in Foshan, China in October 2021.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Year Ended December 31, 2021	For the period January 21, 2020 (Inception) – December 31, 2020
	(As Restated)
Net loss	$(16,893)	$(14,376)
Plus:
Interest expense, net	5,235	37
Income tax expense (benefit)	—	—
Depreciation and amortization	1,140	185
EBITDA	$(10,518)	$(14,154)
Adjusted for:
Change in fair value of private placement warrant liability	(4,167)	—
Change in fair value of earnout liability	(84,612)	—
Stock-based compensation	16,707	9,983
Executive transition charges (1)	13,860	—
Business combination transaction expenses (2)	3,404	—
Regulatory and legal matters (3)	1,147	—
Acquisition-related expenses (4)	591	—
Adjusted EBITDA	$(63,588)	$(4,171)

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
(4)Acquisition-related expenses incurred for potential and actual acquisitions that are unrelated to the current operations and neither are comparable to the prior period nor predictive of future results.

Liquidity and Capital Resources

The Company has incurred losses from operations since inception. The Company incurred net losses of $16.9 million and $14.4 million for the year ended December 31, 2021, and the period from January 21, 2020 (inception) through December 31, 2020, respectively. Net cash used in operating activities was $94.3 million and $1.2 million for the year ended December 31, 2021, and the period from January 21, 2020 (inception) through December 31, 2020, respectively. As of December 31, 2021, we had $445.1 million in unrestricted cash and positive working capital of $464.9 million. The Business Combination closed on July 16, 2021, and generated proceeds of approximately $509.0 million of cash net of transaction costs and redemptions. We believe that our current cash balance will provide adequate liquidity during the 12-month period following the issuance of our December 31, 2021 consolidated financial statements.

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

Cash Flows

The following table is summarized from our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31, 2021	For the period January 21, 2020 (Inception) - December 31, 2020
	(as restated)
Net cash used in operating activities	$(94,307)	$(1,182)
Net cash used in investing activities	(20,656)	(553)
Net cash provided by financing activities	546,749	18,894

Cash Flows from Operating Activities

Net cash used in operating activities was $94.3 million for the year ended December 31, 2021, as compared to $1.2 million cash used for the period from January 21, 2020 (inception) through December 31, 2020. The cash flows used in operating activities for the year ended December 31, 2021 was primarily driven by net loss of $16.9 million and adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash gain adjustments primarily consisted of changes in fair value of private placement warrant liability of $4.2 million and earnout liability of $84.6 million. These non-cash gain adjustments were partially offset by $30.1 million stock-based compensation expense and $1.1 million in depreciation and amortization. Changes in operating assets and liabilities were primarily driven by $24.9 million in prepayments for vehicle inventory, production equipment, other supplier deposits and D&O insurance, and a change of $21.0 million in inventory balances, offset by an increase in accounts payable of $8.5 million, accrued liabilities of $4.9 million and an increase in contract liabilities of $9.3 million.

Net cash used in operating activities for the period from January 21, 2020 (inception) through December 31, 2020 was primarily driven by recording a net loss of $14.4 million and adjusted for the non-cash stock-based compensation expense of $10.0 million, offset by an increase in contract liabilities of $2.6 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $20.7 million for the year ended December 31, 2021, as compared to $0.6 million for the period from January 21, 2020 (inception) through December 31, 2020. The cash flows used in investing activities for the year ended December 31, 2021 was primarily driven by $14.6 million in capital expenditures, as well as $1.2 million in machinery and equipment deposits to begin production of hydrogen fuel cell systems and assembly of hydrogen storage systems, and $4.8 million in cash used for investments in equity securities of NRG and Raven SR.

Net cash used in investing activities for the period from January 21, 2020 (inception) through December 31, 2020 was primarily driven by capital expenditures of $0.4 million and an equity investment of $0.1 million in the period January 21, 2020 through December 31, 2020.

Cash Flows from Financing Activities

Net cash provided by financing activities was $546.7 million for the year ended December 31, 2021, as compared to $18.9 million for the period from January 21, 2020 (inception) through December 31, 2020. The cash flows provided by financing activities for the year ended December 31, 2021 was due primarily to $509.0 million in proceeds from the Business Combination, net of transaction costs allocated to equity and redemption and $45.0 million in proceeds from issuance of convertible debt, partially offset by $6.9 million payment towards the Horizon IP Agreement. The cash flows provided by financing activities for the period from January 21, 2020 (inception) through December 31, 2020 was due primarily to $18.6 million, net of transaction costs from the Round A Transaction (as defined in Note 17. Stockholders' Equity in the accompanying consolidated financial statements) and $0.5 million in proceeds from issuance of convertible debt.

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
(1)The final $3.1 million payment due to Jiangsu Horizon Powertrain, pursuant to the terms of the Horizon IP Agreement. Please see the section below entitled, “Material Transactions with Related Parties” for additional information concerning the Horizon IP Agreement. This liability is reported within Related party payables on the Consolidated Balance Sheets as of December 31, 2021. The payment was made in February 2022.
(2)The minimum lease payments for the finance lease obligation.
(3)The minimum lease payments for operating lease obligations. The operating leases relate to real estate and vehicles. No asset is leased from any related party.
(4)The Company enters into commitments under non-cancellable or partially cancellable purchase orders or vendor agreements in the ordinary course of business for FCEV components.

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

Revenue

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). Revenue is based on the amount of transaction price to which the Company is entitled, subject to the allocation of the transaction price to distinct performance obligations. The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration for which the Company expects to receive in exchange for those goods or services. To determine revenue recognition, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

In China, the Company has granted extended payment terms to customers, which resulted in the Company concluding collection of all of the consideration under the contract is not probable. As a result, the contract existence criteria is not met and revenue is recognized under the Alternative Method of Revenue Recognition, which may not be in the same period that control of the related goods is transferred to the customers.The Company does not include a right of return on its products other than rights related to standard warranty provisions that permit repair or replacement of defective goods.

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

Holthausen and Affiliates

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

In July 2021, Hyzon Europe assumed certain retrofit service contracts from Holthausen Clean Technology B.V. The Company incurred $0.1 million to acquire these contracts. The Company currently owns 50.5% of the equity interests of Hyzon Europe. On December 31, 2021, Hyzon executed a non-binding Letter of Intent (“LOI”) with Holthausen to increase its stake to 75% in Hyzon Europe. Concurrent with the signing of this LOI, a €1.0 million refundable deposit was paid to Holthausen, approximately $1.1 million in USD. This deposit is recorded in the Consolidated Balance Sheets in Prepaid expenses and other current assets.

For the year ended December 31, 2021, the Company paid $0.5 million to Carl Holthausen and Max Holthausen as managing directors of Hyzon Europe.

As of December 31, 2021, the related party receivable from Holthausen is $0.3 million. As of December 31, 2020, the related party payable due to Holthausen was $0.2 million.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Hyzon Motors Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hyzon Motors Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2021, and for the period January 21, 2020 (inception) to December 31, 2020 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021, and for the period January 21, 2020 (inception) to December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Correction of Misstatements

As discussed in Note 2 to the consolidated financial statements, the 2021 consolidated financial statements have been restated to correct misstatements.

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

Rochester, New York
March 30, 2022, except for Note 2, as to which the date is March 14, 2023

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
	(As Restated)
ASSETS
Current assets
Cash	$445,146	$17,139
Accounts receivable	2,956	—
Related party receivable	264	—
Inventory	20,927	—
Prepaid expenses and other current assets	26,852	848
Total current assets	496,145	17,987
Property, plant, and equipment, net	14,346	418
Right-of-use assets	10,265	1,656
Investments in equity securities	4,948	122
Other assets	4,575	822
Total Assets	$530,279	$21,005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,980	$215
Accrued liabilities	6,770	1,062
Related party payables	3,695	560
Contract liabilities	10,925	2,608
Current portion of lease liabilities	1,886	618
Total current liabilities	31,256	5,063
Long term liabilities
Lease liabilities	8,830	1,181
Private placement warrant liability	15,228	—
Earnout liability	103,761	—
Other liabilities	1,139	—
Total liabilities	$160,214	$6,244
Commitments and contingencies (Note 15)
Stockholders’ Equity
Common stock, $0.0001 par value; 400,000,000 shares authorized, 247,758,412 and 166,125,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.	25	17
Additional paid-in capital	400,826	29,122
Accumulated deficit	(26,412)	(14,271)
Accumulated other comprehensive income (loss)	378	(16)
Total Hyzon Motors Inc. stockholders’ equity	374,817	14,852
Noncontrolling interest	(4,752)	(91)
Total Stockholders’ Equity	370,065	14,761
Total Liabilities and Stockholders’ Equity	$530,279	$21,005
The accompanying notes are an integral part of the consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31, 2021	For the period January 21, 2020 (Inception) – December 31, 2020
	(As Restated)
Revenue	$(80)	$—
Operating expense:
Cost of revenue	15,634	—
Research and development	15,461	1,446
Selling, general, and administrative	67,853	12,785
Total operating expenses	98,948	14,231
Loss from operations	(99,028)	(14,231)

Other income (expense):
Change in fair value of private placement warrant liability	4,167	—
Change in fair value of earnout liability	84,612	—
Foreign currency exchange loss and other expense	(1,409)	(108)
Interest expense, net	(5,235)	(37)
Total other income (expense)	82,135	(145)
Net loss	$(16,893)	$(14,376)
Less: Net loss attributable to noncontrolling interest	(4,752)	(105)
Net loss attributable to Hyzon	$(12,141)	$(14,271)
Comprehensive loss:
Net loss	$(16,893)	$(14,376)
Foreign currency translation adjustment	485	(20)
Comprehensive loss	$(16,408)	$(14,396)
Less: Comprehensive loss attributable to noncontrolling interest	(4,661)	(109)
Comprehensive loss attributable to Hyzon	$(11,747)	$(14,287)

Net loss attributable to Hyzon per share:
Basic	$(0.06)	$(0.09)
Diluted	$(0.06)	$(0.09)

Weighted average common shares outstanding:
Basic	203,897	152,650
Diluted	203,897	152,650
The accompanying notes are an integral part of the consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Legacy Common Stock		Common Stock Class A		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Hyzon Motors Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 21, 2020 (Inception)	83,750,000	$84	—	$—	—	—	—	84	—	$84
Retroactive application of recapitalization	(83,750,000)	(84)	148,405,000	15	69	—	—	—	—	—
Adjusted balance, beginning of period	—	—	148,405,000	15	69	—	—	84	—	84
Issuance of common stock, net of issuance costs of $1,024 (1)	—	—	17,277,000	2	18,474	—	—	18,476	—	18,476
Conversion of convertible notes (1)	—	—	443,000	—	500	—	—	500	—	500
Stock-based compensation	—	—	—	—	10,079	—	—	10,079	—	10,079
Non-controlling interest capital contribution	—	—	—	—	—	—	—	—	18	18
Net loss attributable to Hyzon	—	—	—	—	—	(14,271)	—	(14,271)	—	(14,271)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(105)	(105)
Foreign currency translation loss	—	—	—	—	—	—	(16)	(16)	(4)	(20)
Balance at December 31, 2020	—	$—	166,125,000	$17	29,122	(14,271)	(16)	14,852	(91)	$14,761
Reverse recapitalization transaction, net (Note 4)	—	—	73,502,303	7	351,498	—	—	351,505	—	351,505
Issuance of common stock	—	—	7,234,006	1	(1)	—	—	—	—	—
Exercise of stock options	—	—	436,037	—	532	—	—	532	—	532
Stock-based compensation	—	—	—	—	30,027	—	—	30,027	—	30,027
Vesting of RSUs	—	—	428,107	—	—	—	—	—	—	—
Common stock issued for the cashless exercise of warrants	—	—	32,959	—	—	—	—	—	—	—
IP transaction – deemed distribution	—	—	—	—	(10,000)	—	—	(10,000)	—	(10,000)
Repurchase of warrants	—	—	—	—	(540)	—	—	(540)	—	(540)
Issuance of Hongyun Warrants	—	—	—	—	188	—	—	188	—	188
Net loss attributable to Hyzon	—	—	—	—	—	(12,141)	—	(12,141)	—	(12,141)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(4,752)	(4,752)
Foreign currency translation loss	—	—	—	—	—	—	394	394	91	485
Balance at December 31, 2021 (As Restated)	—	$—	247,758,412	$25	400,826	(26,412)	378	374,817	(4,752)	$370,065
(1)Issuance of common stock, net of issuance costs of $1,024 and conversion of convertible notes have been retroactively restated to give effect to the recapitalization transaction.
The accompanying notes are an integral part of the consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2021	For the period January 21, 2020 (Inception) – December 31, 2020
	(As Restated)
Cash Flows from Operating Activities:
Net loss	$(16,893)	$(14,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,140	185
Stock-based compensation	30,087	9,983
Loss on extinguishment of convertible notes	107	—
Noncash interest expense	5,224	—
Issuance of warrants	188	—
Fair value adjustment of private placement warrant liability	(4,167)	—
Fair value adjustment of earnout liability	(84,612)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,971)	—
Inventory	(20,958)	—
Prepaid expenses and other current assets	(24,937)	(824)
Other assets	(169)	—
Accounts payable	8,526	215
Accrued liabilities	4,891	467
Related party payables	(227)	560
Contract liabilities	9,318	2,608
Other liabilities	1,146	—
Net cash used in operating activities	(94,307)	(1,182)
Cash Flows from Investing Activities:
Purchases of property and equipment	(14,560)	(431)
Advanced payments for capital expenditures	(1,172)	—
Investment in equity securities	(4,826)	(122)
Investment in non-consolidated affiliates	(98)	—
Net cash used in investing activities	(20,656)	(553)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of transaction costs	—	18,560
Proceeds from Business Combination, net of redemption and transaction costs (Note 4)	508,993	—
Payment for purchase of Horizon IP	(6,900)	—
Exercise of stock options	532	—
Payment of finance lease liability	(203)	(29)
Debt issuance costs	(133)	—
Repurchase of warrants	(540)	—
Deferred transaction costs	—	(137)
Proceeds from issuance of convertible notes	45,000	500
Net cash provided by financing activities	546,749	18,894
Effect of exchange rate changes on cash	440	(20)
Net change in cash and restricted cash	432,226	17,139
Cash—Beginning	17,139	—
Cash and restricted cash—Ending	$449,365	$17,139
Supplemental schedule of non-cash investing activities and financing activities:
Conversion of Legacy Hyzon Common Stock	73	—
Recognition of earnout liability in Business Combination	188,373	—
Recognition of Private Placement Warrant liability in Business Combination	19,395	—
Horizon IP Agreement - Fee	10,000	—
Conversion of convertible notes for common stock	50,198	—
Acquisitions of property and equipment included in current liabilities	61	—
The accompanying notes are an integral part of the consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Basis of Presentation

Description of Business

Hyzon Motors Inc. ("Hyzon" or the "Company"), formerly known as Decarbonization Plus Acquisition Corporation ("DCRB"), headquartered in Honeoye Falls, New York, was incorporated in the State of Delaware on September 7, 2017. The Company is majority-owned by Hymas Pte. Ltd. ("Hymas"), which is majority-owned but indirectly controlled by Horizon Fuel Cell Technologies PTE Ltd., a Singapore company ("Horizon"). Hyzon assembles and supplies hydrogen fuel cell-powered commercial vehicles across North America, Europe, China, and Australia. In addition, Hyzon builds and fosters a clean hydrogen supply ecosystem with leading partners from feedstocks through production, dispensing and financing.

On February 8, 2021, Legacy Hyzon Motors Inc. ("Legacy Hyzon"), incorporated in the State of Delaware on January 21, 2020, entered into a Business Combination Agreement and Plan of Reorganization (the "Business Combination") with DCRB to effect a business combination between DCRB and Legacy Hyzon with DCRB Merger Sub Inc., a wholly owned subsidiary of DCRB, merging with and into Legacy Hyzon, with Legacy Hyzon surviving the merger as a wholly owned subsidiary of DCRB. The transaction was unanimously approved by DCRB’s Board of Directors and was approved at a special meeting of DCRB’s stockholders on July 15, 2021. On July 16, 2021, Legacy Hyzon completed its business combination with DCRB. Concurrent with the completion of the Business Combination, DCRB changed its name to “Hyzon Motors Inc.” and Legacy Hyzon changed its name to “Hyzon Motors USA Inc.”

Basis of Presentation

The accompanying consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") pursuant to the requirements and rules of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance refers to U.S. GAAP as found in U.S. Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").

Principles of Consolidation

The consolidated financial statements reflect the Company’s accounts and operations, those of its wholly owned subsidiaries and subsidiaries in which the Company has a controlling financial interest. In accordance with the provisions of ASC 810, Consolidation, the Company consolidates any variable interest entity (“VIE”) of which the Company is the primary beneficiary. The Company assesses its relationships with all the VIEs on an ongoing basis to evaluate whether the Company continues to be the primary beneficiary. All intercompany accounts and transactions are eliminated upon consolidation. The Company's share of earnings or losses of nonconsolidated affiliates is included in the consolidated operating results using the equity method of accounting when the Company is able to exercise significant influence over the operating and financial decisions of the affiliate. Investments in other companies are carried at cost.

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

Liquidity and Capital Resources

The Company has incurred losses from operations since inception. The Company incurred net losses of $16.9 million and $14.4 million for the year ended December 31, 2021 and the period from January 21, 2020 (inception) through December 31, 2020, respectively. Accumulated deficit amounts to $26.4 million and $14.3 million as of December 31, 2021 and 2020, respectively. Net cash used in operating activities was $94.3 million and $1.2 million for the year ended December 31, 2021 and the period from January 21, 2020 (inception) through December 31, 2020, respectively.

On July 16, 2021, the Company received $509.0 million in cash, net of redemption and transaction costs as a result of the Business Combination (see Note 4. Business Combination). As of December 31, 2021, the Company has $445.1 million in unrestricted cash. Management expects that the Company’s current source of liquidity including cash, after taking consideration of the current projections of cash flows used in operating and investing activities, will be sufficient to meet its liquidity requirements for at least one year from the issuance date of these consolidated financial statements. Based on the above considerations, the Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations.

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

Note 2. Restatement of Previously Issued Financial Statements

Management, in concurrence with the Company’s Audit Committee, concluded that the Company's previously issued financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the Company's previously issued unaudited interim financial information included in the Company’s Quarterly Reports on Form 10-Q for the periods ended September 30, 2021 and March 31, 2022 (collectively the “ Affected Financial Statements”) should no longer be relied upon. Details of the restated consolidated financial statements as of and for the fiscal year ended December 31, 2021 are provided below (“Restatement Items”). The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of the corrections was material to the Affected Financial Statements. As a result of the material misstatements, the Company has restated its Affected Financial Statements, in accordance with ASC 250, Accounting Changes and Error Corrections.

The Restatement Items primarily reflect adjustments to correct errors related to the recognition of revenue and associated balances for China fuel cell electric vehicle ("FCEV") transactions, and adjustments to correct errors related to the recognition of revenue and associated balances for European FCEV transactions. In addition to the correction of the errors discussed above, the Company has corrected for Other Immaterial Errors in all Affected Financial Statements.

The Company has also updated all accompanying footnotes and disclosures affected by Restatements Items and Other Immaterial Errors, respectively, within Note 1. Nature of Business and Basis of Presentation, Note 3. Summary of Significant Accounting Policies, Note 4. Business Combination, Note 5. Revenue, Note 6. Inventory, Note 7. Prepaid Expenses and Other Current Assets, Note 8. Property, Plant, and Equipment, net, Note 9. Accrued Liabilities, Note 13. Income Taxes, Note 14. Fair Value Measurements, Note 17. Stockholders' Equity, Note 18. Related Party Transactions, and Note 19. Loss per Share.

Restatement Items

A.Hyzon China revenue transactions - In July 2022, management discovered and brought to the attention of the Board that certain vehicles in China may not have met the criteria necessary to recognize revenue as of December 31, 2021. The Special Committee was formed to conduct an investigation regarding the Company’s revenue recognition timing and internal controls and procedures for both China and Europe operations. The Company determined that it incorrectly recorded revenue and cost of revenue related to certain FCEVs delivered to customers in China in the fourth quarter of 2021, as the Company did not meet all relevant revenue recognition requirements under U.S. GAAP related to these vehicles. The Company determined that for all Hyzon China revenue transactions the alternative method for revenue recognition was appropriate because the contract existence criteria were not met. For 62 FCEVs, while control of such FCEVs was transferred to the customer prior to December 31, 2021, the Company's obligation to deliver functioning FCEVs was not fully satisfied for revenue recognition purposes as of December 31, 2021, as certain of the FCEVs were not commissioned prior to December 31, 2021. For the other 20 FCEVs, the Company concluded it incorrectly recorded revenue in the fourth quarter of 2021, as it had not yet transferred control of the FCEVs to the customer, nor fully satisfied the obligation to deliver fully functioning FCEVs until the third quarter of 2022. Additionally, for both of the Hyzon China revenue transactions, the Company incorrectly recorded VAT receivable from customers totaling $1.8 million as of December 31, 2021. The Company determined that consideration received from those customers should have first been applied against any VAT receivables and then recorded within contract liabilities until the revenue recognition criteria under the Alternative Method of Revenue Recognition are met. Correction of the errors decreased Revenue by $4.0 million and Cost of revenue by $3.1 million, increased Selling, general and administrative expense by $0.3 million, decreased Prepaid expenses and other current assets by $0.9 million, Other long-term assets by $0.9 million, and Other long-term liabilities by $0.9 million, and increased Inventory by $2.9 million, Accrued liabilities by $0.7 million and Contract liabilities by $2.5 million.

B.Hyzon Europe revenue transactions - The Investigation revealed that for five vehicles for which Hyzon Europe recognized revenue in 2021, Hyzon Europe subsequently performed various levels of work and repair efforts on such vehicles after revenue had been recognized. Consequently, the Company conducted an internal accounting review for its European customer arrangements. The Company determined that the accounting analysis previously applied to certain Hyzon Europe customer contracts, which were assumed from Holthausen Clean Technology B.V. in July 2021, was incorrect. More specifically, the Company previously determined that Hyzon Europe had acquired title to work-in-process vehicles from Holthausen Clean Technology B.V. and had been manufacturing and assembling these FCEVs for subsequent sale to customers. Hyzon Europe had instead assumed service contracts related to the retrofit services to convert the customers' own ICE powered vehicles to hydrogen FCEVs. Therefore, the Company revised its revenue recognition analysis and concluded that Hyzon Europe should not have recorded the assumption of these contracts as inventory and associated contract liabilities, and also should have recognized revenue related to these service contract arrangements on an over-time basis utilizing an input method rather than recording revenue at a point in time. Correction of the error decreased Revenue by $2.1 million, Cost of revenue by $2.5 million, Research and development expense by $0.8 million, increased Selling, general and administrative expense by $0.1 million, decreased Inventory by $0.9 million, Accrued liabilities by $0.1 million, and Contract liabilities by $1.9 million.

C.Transaction costs - The Company has adjusted its prior allocation of transaction costs incurred in connection with the Business Combination to reflect the allocation of the correct balance of Company incurred transaction costs between the liability classified earnout arrangement and the newly issued equity instruments in the Business Combination in the third quarter of 2021. The adjustment resulted in a reduction of amounts previously allocated to the earnout liability and recognized as expense, offset by an equal increase of transaction costs allocated to the newly issued equity instruments and recorded against additional paid-in capital. Correction of the error decreased Selling, general, and administrative expense and Additional paid-in capital by $3.1 million.

Other Immaterial Errors

In addition to the Restatement Items, the Company has corrected Other Immaterial Errors. While these Other Immaterial Errors are quantitatively and qualitatively immaterial, individually and in the aggregate, because the Company is correcting for the material errors, the Company has decided to correct these Other Immaterial Errors as well. Additionally, certain items previously reported in specific financial statements captions have been reclassified to conform to the to the current presentation in the consolidated financial statements and the accompanying notes. Correction of miscellaneous immaterial errors decreased Research and development expenses by $0.2 million, increased Selling, general, and administrative expenses by $0.9 million, Accounts receivable by $0.4 million, Accrued liabilities by $0.2 million, Other long-term liabilities by $0.7 million, and Additional paid-in capital by $0.9 million, decreased Inventory by $0.4 million, Prepaid expenses and other current assets by $0.2 million, Accounts payable by $0.4 million, and Contract liabilities by $0.9 million .

Summary Impact of Restatement Items and Other Immaterial Errors

The following tables present the effect of the Restatement Items, as well as Other Immaterial Errors, on the Company’s consolidated balance sheet for the period indicated (in thousands, except per share):

	As of December 31, 2021
	As Previously Reported	Restatement Adjustments	Restatement References	As Restated
ASSETS
Current assets
Cash	$445,146	$—		$445,146
Accounts receivable	2,598	358		2,956
Related party receivable	264	—		264
Inventory	19,245	1,682	(A), (B)	20,927
Prepaid expenses and other current assets	27,970	(1,118)	(A)	26,852
Total current assets	495,223	922		496,145
Property, plant, and equipment, net	14,311	35		14,346
Right-of-use assets	10,265	—		10,265
Investments in equity securities	4,948	—		4,948
Other assets	5,430	(855)	(A)	4,575
Total Assets	$530,177	$102		$530,279
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,430	$(450)		7,980
Accrued liabilities	6,026	744	(A), (B)	6,770
Related party payables	3,633	62		3,695
Contract liabilities	11,230	(305)	(A), (B)	10,925
Current portion of lease liabilities	1,886	—		1,886
Total current liabilities	31,205	51		31,256
Long term liabilities
Lease liabilities	8,830	—		8,830
Private placement warrant liability	15,228	—		15,228
Earnout liability	103,761	—		103,761
Other liabilities	1,296	(157)	(A)	1,139
Total liabilities	160,320	(106)		160,214
Commitments and contingencies
Stockholders' Equity
Common stock, $0.0001 par value; 400,000,000 shares authorized, 247,758,412 and 166,125,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	25	—		25
Additional paid-in capital	403,016	(2,190)	(C)	400,826
Accumulated deficit	(28,117)	1,705		(26,412)
Accumulated other comprehensive income (loss)	373	5		378
Total Hyzon Motors Inc. stockholders’ equity	375,297	(480)		374,817
Noncontrolling interest	(5,440)	688		(4,752)
Total Stockholders’ Equity	369,857	208		370,065
Total Liabilities and Stockholders’ Equity	$530,177	$102		$530,279

The following tables present the effect of the Restatement Items, as well as Other Immaterial Errors, on the Company’s consolidated statement of operations and comprehensive loss for the period indicated (in thousands, except per share amounts):

	Year Ended December 31, 2021
	As Previously Reported	Restatement Adjustments	Restatement References	As Restated

Revenue	$6,049	$(6,129)	(A), (B)	$(80)
Operating expense:
Cost of revenue	21,191	(5,557)	(A), (B)	15,634
Research and development	16,443	(982)	(B)	15,461
Selling, general, and administrative	69,792	(1,939)	(A), (B), (C)	67,853
Total operating expenses	107,426	(8,478)		98,948
Loss from operations	(101,377)	2,349		(99,028)
Other income (expense):
Change in fair value of private placement warrant liability	4,167	—		4,167
Change in fair value of earnout liability	84,612	—		84,612
Foreign currency exchange loss and other expense	(1,452)	43		(1,409)
Interest expense, net	(5,235)	—		(5,235)
Total other income (expense)	82,092	43		82,135
Net loss	$(19,285)	$2,392		$(16,893)
Less: Net loss attributable to noncontrolling interest	(5,439)	687		(4,752)
Net loss attributable to Hyzon	$(13,846)	$1,705		$(12,141)
Comprehensive loss:
Net loss	(19,285)	2,392		(16,893)
Foreign currency translation adjustment	479	6		485
Comprehensive loss	(18,806)	2,398		(16,408)
Less: Comprehensive loss attributable to noncontrolling interest	(5,349)	688		(4,661)
Comprehensive loss attributable to Hyzon	$(13,457)	$1,710		$(11,747)
Net loss attributable to Hyzon per share:
Basic	$(0.07)	$0.01		$(0.06)
Diluted	$(0.07)	$0.01		$(0.06)
Weighted average common shares outstanding:
Basic	203,897	—		203,897
Diluted	203,897	—		203,897

The following tables present the effect of the Restatement Items, as well as Other Immaterial Errors, on the Company’s consolidated statement of changes in stockholders' equity (in thousands, except share and per share amounts):

	Common Stock Class A			Retained Earnings (Accumulated Deficit)	Accumulative Other Comprehensive Income	Total Hyzon Motors Inc. Stockholders' Equity (Deficit)	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Additional Paid-in Capital
BALANCE - December 31, 2021 (As Previously Reported)	247,758,412	$25	$403,016	$(28,117)	$373	$375,297	$(5,440)	$369,857
Cumulative adjustments	—	—	(2,190)	1,705	5	(480)	688	208
BALANCE - December 31, 2021 (As Restated)	247,758,412	$25	$400,826	$(26,412)	$378	$374,817	$(4,752)	$370,065

The following tables present the effect of the Restatement Items, as well as Other Immaterial Errors, on the Company’s consolidated statement of cash flows (in thousands):

	Year Ended December 31, 2021
	As Previously Reported	Restatement Adjustments***	As Restated
Cash Flows from Operating Activities:
Net loss	$(19,285)	$2,392	$(16,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,140	—	1,140
Stock-based compensation	29,148	939	30,087
Loss on extinguishment of convertible notes	107	—	107
Noncash interest expense	5,224	—	5,224
Issuance of warrants	188	—	188
Fair value adjustment of private placement warrant liability	(4,167)	—	(4,167)
Fair value adjustment of earnout liability	(84,612)	—	(84,612)
Changes in operating assets and liabilities:
Accounts receivable	(2,614)	(357)	(2,971)
Inventory	(19,276)	(1,682)	(20,958)
Prepaid expenses and other current assets	(22,970)	(1,967)	(24,937)
Other assets	(1,023)	854	(169)
Accounts payable	8,164	362	8,526
Accrued liabilities	4,966	(75)	4,891
Related party payables	(290)	63	(227)
Contract liabilities	8,684	634	9,318
Other liabilities	1,425	(279)	1,146
Net cash used in operating activities	(95,191)	884	(94,307)
Cash Flows from Investing Activities:
Purchases of property and equipment	(14,525)	(35)	(14,560)
Advanced payments for capital expenditures	(4,257)	3,085	(1,172)
Investment in equity securities	(4,826)	—	(4,826)
Investment in non-consolidated affiliates	(98)	—	(98)
Net cash used in investing activities	(23,706)	3,050	(20,656)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of transaction costs	—	—	—
Proceeds from Business Combination, net of redemption and transaction costs	512,936	(3,943)	508,993
Payment for purchase of Horizon IP	(6,900)	—	(6,900)
Exercise of stock options	532	—	532
Payment of finance lease liability	(203)	—	(203)
Debt issuance costs	(133)	—	(133)
Repurchase of warrants	(540)	—	(540)
Deferred transaction costs	—	—	—
Proceeds from issuance of convertible notes	45,000	—	45,000
Net cash provided by financing activities	550,692	(3,943)	546,749
Effect of exchange rate changes on cash	431	9	440
Net change in cash and restricted cash	432,226	—	432,226
Cash—Beginning	17,139	—	17,139
Cash and restricted cash—Ending	$449,365	$—	$449,365
Supplemental schedule of non-cash investing activities and financing activities:
Conversion of Legacy Hyzon Common Stock	73	—	73
Recognition of earnout liability in Business Combination	188,373	—	188,373
Recognition of Private Placement Warrant liability in Business Combination	19,395	—	19,395
Horizon IP Agreement - Fee	10,000	—	10,000
Conversion of convertible notes for common stock	50,198	—	50,198
Acquisitions of property and equipment included in current liabilities	61	—	61
*** The adjustments within the consolidated statement of cash flows for the year ended December 31, 2021 were due to the reconciliation of the changes in account balances used in preparing the statement of cash flows resulting from the various error corrections included in the above financial statements.

Note 3. Summary of Significant Accounting Policies

Revenue

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). Revenue is based on the amount of transaction price to which the Company is entitled, subject to the allocation of the transaction price to distinct performance obligations. The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration for which the Company expects to receive in exchange for those goods or services. To determine revenue recognition, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Accounts Receivable

Accounts receivable primarily arise from sales of FCEVs to customers in the normal course of business. They are stated at the amount billed or billable to customers, net of any allowance for credit losses. An allowance for credit losses accounts is established through a charge to Selling, general, and administrative (“SG&A”) expenses. The allowance is an estimate of the amount required to absorb probable losses on receivables that may become uncollectible. The receivables are written-off when amounts due are determined to be uncollectible. Since the date of inception, the Company has not experienced significant losses or past due amounts on trade and other receivables. As of December 31, 2021 and 2020 the Company recorded no allowance for credit losses.

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

Warranties

In most cases, products that customers purchase from the Company are covered by a one to six-year limited product warranty. At the time products are sold, the Company estimates the cost of expected future warranty claims and accrues estimated future warranty costs in cost of revenue. These estimates are based on industry information, actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history, and changes to the historical or projected warranty experience may cause changes to the warranty reserve when the Company accumulates more actual data and experience in the future. The Company will periodically review the adequacy of its product warranties and adjust, if necessary, the warranty percentage and accrued warranty liability for actual historical experience. The Company accrued warranty obligations of $0.8 million within Accrued liabilities as of December 31, 2021.

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases (“ASC 842”). The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a right of use ("ROU") asset and a lease liability (i.e., finance obligation) at the lease commencement date. For operating and finance leases, the lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date and is subsequently measured at amortized cost using the effective interest method. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

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

Inventory

Inventories are stated at the lower of cost and net realizable value ("NRV"). Cost is determined using the first-in, first-out method ("FIFO") for all inventories. The Company writes-down inventory for any excess or obsolete inventoried or when the Company believes that the net realizable value of inventories is less than the carrying value. Inventory write-downs are recognized in Cost of revenue.

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost less accumulated depreciation and amortization. Major improvements that extend the useful life or add functionality are capitalized. Repair and maintenance costs are expensed as incurred. The cost of properties sold or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the balance sheet accounts at the time of disposal and resulting gains and losses are included as a component of operating income. Depreciation is recorded on a straight-line basis over the shorter of the lease term or the following estimated useful lives of the assets.

Years
Buildings and improvements	30 years
Leasehold improvements	5 years
Machinery and equipment	7 years
Software	3 - 5 years
Vehicles	5 years

Investments in Equity Securities

The Company owns common shares, participation rights, and options to purchase additional common shares in certain private companies. The Company does not have control and does not have the ability to exercise significant influence over operating and financial policies of these entities. The investment does not have a readily determinable fair value and thus the investment is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. Changes in the fair values of the investments are recorded in Other income (expense) on the Consolidated Statements of Operations and Comprehensive Loss (see Note 11. Investments in Equity Securities).

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and adjusted to the current fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the Consolidated Statements of Operations and Comprehensive Loss (see Note 17. Stockholders' Equity).

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in its consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the Consolidated Statements of Operations and Comprehensive Loss.

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

Stock-based Compensation

Incentive plans that provide for the granting of stock-based compensation to employees, directors, and consultants are described in Note 16. Stock-based Compensation Plans. The Company recognizes compensation expense for its stock-based compensation programs, which can include stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance awards.

The fair value of stock option awards with only service and/or performance conditions is estimated on the grant or offering date using the Black-Scholes option-pricing model. Assumptions used to estimate compensation expense include fair value of common stock, expected price volatility of common stock, expected term, risk-free interest rates, and expected dividend yield. The fair value of RSUs is measured on the grant date based on the closing fair market value of the Company's common stock. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, net of actual forfeitures in the period.

For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. In the period in which the qualifying event is probable, the Company will record a cumulative one-time stock-based compensation expense determined using the grant-date fair values.

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

Selling, General, and Administrative Expense

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

Variable Interest Entity Arrangements

The Company performs both qualitative and quantitative analysis of its variable interests, including loans, guarantees, and equity investments, to determine if the Company has any variable interests in variable interest entities. Qualitative analysis is based on an evaluation of the design of the entity, its organizational structure including decision making ability, and financial agreements. Quantitative analysis is based on the entity’s forecasted cash flows. U.S. GAAP requires a reporting entity to consolidate a variable interest entity when the reporting entity has a variable interest that provides it with a controlling financial interest in the variable interest entity. The entity that consolidates a variable interest entity is referred to as the primary beneficiary of that variable interest entity. The Company uses qualitative and quantitative analyses to determine if it is the primary beneficiary of variable interest entities.

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

The Company determined it is the primary beneficiary of Hyzon Europe because it serves as the manager of the Hyzon Europe’s operations, for which it owns 50.5%, thereby giving the Company the power to direct activities of the Hyzon Europe that most significantly impact its economic performance. The Company also has exposure to the losses of the entity and the right to receive benefits from the entity that could potentially be significant to the entity as a result of its equity interest. The Consolidated Balance Sheets after elimination of any intercompany transactions and balances include assets of $49.5 million and $1.0 million as of December 31, 2021 and 2020, respectively, and liabilities of $13.1 million and $1.2 million as of December 31, 2021 and 2020, respectively, related to Hyzon Europe. The noncontrolling interest represents Holthausen’s ownership interest in Hyzon Europe.

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

The diluted net income (loss) per share attributable to common stockholders’ calculation recognizes the dilution that would occur if stock options, other stock-based awards or other contracts to issue common stock were exercised or converted into shares using the treasury stock method (see Note 19. Loss per Share).

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

Recently adopted accounting pronouncements

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU requires business entities to disclose information about government assistance they receive if the transactions were accounted for by analogy to either a grant or a contribution accounting model. The disclosure requirements include the nature of the transaction and the related accounting policy used, the line items on the balance sheets and statements of operations that are affected and the amounts applicable to each financial statement line item and the significant terms and conditions of the transactions, including commitments and contingencies. The ASU is effective for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. The disclosure requirements can be applied either retrospectively or prospectively to all transactions in the scope of the amendments that are reflected in the financial statements at the date of initial application and new transactions that are entered into after the date of initial application. The ASU does not have and is currently not expected to have a material impact on the consolidated financial statements.

The Company considers the applicability and impact of all ASUs. The Company assessed ASUs not listed above and determined that they either were not applicable or were not expected to have a material impact on the consolidated financial statements.

Note 4. Business Combination

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

Pursuant to the terms of the Convertible Notes described in Note 10, immediately prior to the Business Combination the outstanding principal of $45 million as well as the accrued interest on the Convertible Notes automatically converted into shares of the Company at a price per share equal to 90% of the price per share paid by the PIPE Financing investors, and upon the closing, converted into 5,022,052 shares of common stock of the post-combination company.

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

Warrants

On October 22, 2020, DCRB consummated the Initial Public Offering of 22,572,502 units and each unit consists of one share of Class A common stock and one-half of one public warrants (the “Public Warrants”). Simultaneously with the closing of the Initial Public Offering, DCRB consummated the private sale of 6,514,500 warrants (the “Private Placement Warrants”), including 514,500 warrants as a result of the underwriters’ partial exercise of their over-allotment option on November 12, 2020, at a price of $1.00 per Private Placement Warrant in a private placement to Decarbonization Plus Acquisition Sponsor, LLC (the “Sponsor”), DCRB’s independent directors and an affiliate of DCRB’s chief executive officer. At the closing of the Business Combination, DCRB and the Sponsor entered into a note agreement, whereby the Sponsor agreed to loan DCRB an aggregate of $1,500,000 to cover working capital requirements. The note agreement converted at the Business Combination date into 1,500,000 additional Private Placement Warrants. Upon the closing of the Business Combination, Hyzon assumed these outstanding warrants. See Note 17. Stockholders' Equity.

Earnout

Following the closing of the Business Combination, holders of the Company’s legacy common stock and outstanding equity awards (including warrant, stock option and RSU holders) were granted the right to receive up to an aggregate amount of 23,250,000 shares of Class A common stock that would vest in three tranches of (i) 9,000,000, (ii) 9,000,000 and (iii) 5,250,000 shares if the trading price of the common stock of the Company achieves $18, $20, and $35, respectively, as its last reported sales price per share for any 20 trading days within any 30 consecutive trading day period within five years following the closing date of the Business Combination, provided that in no event will the issuance of the 5,250,000 earnout shares occur prior to the one-year anniversary of the closing date. Upon forfeiture of underlying unvested equity awards prior to occurrence of targeted trading price noted above, the associated earnout shares shall be allocated pro-rata among the remaining eligible Company’s common stock and equity awards holders.

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

Certain earnout awards accounted for under ASC 718 were vested at the time of grant, and therefore recognized immediately as compensation expense. Certain other earnout awards accounted for under ASC 718 contained performance and market-based vesting conditions, and as the performance conditions are not deemed probable at December 31, 2021, no compensation expense has been recorded related to these awards. Total compensation expense recorded for the year ended December 31, 2021 related to earnout awards was $14.0 million.
Note 5. Revenue

For the year ended December 31, 2021, the Company recorded $0.1 million of revenue related to retrofit services performed by Hyzon Europe, offset by the recognition of $(0.2) million of contra revenue associated with the issuance of warrants to a customer for FCEV deliveries in China. During 2021, the Company transferred control of 62 FCEVs to a customer in China, and recognized cost of revenue related to these FCEVs in the consolidated statement of operations in 2021. The Company did not generate revenue for the period from January 21, 2020 (inception) to December 31, 2020.
As discussed in Note 2. Restatement of Previously Issued Financial Statements, control was transferred to a customer for 62 FCEVs delivered prior to December 31, 2021 in China. As of December 31, 2021 the Company collected $2.5 million of consideration related to this arrangement, which is non-refundable and recognized within Contract liabilities because the criteria to recognize revenue under the Alternative Method of Revenue Recognition were not met.

Contract Balances

Contract liabilities relate to the advance consideration invoiced or received from customers for products and services prior to satisfying a performance obligation or in excess of amounts allocated to a previously satisfied performance obligation.

The current portion of contract liabilities is recorded within Contract liabilities in the Consolidated Balance Sheets and totaled $10.9 million and $2.6 million as of December 31, 2021, and 2020, respectively. The long term portion of contract liabilities is recorded within Other liabilities in the Consolidated Balance Sheets and totaled $1.0 million as of December 31, 2021. The Company did not have any long term contract liabilities as of December 31, 2020.
Significant changes in the contract liabilities balances including cash received from 62 FCEV arrangement in China are as follows (in thousands):

	Year Ended December 31, 2021	For the period January 21, 2020 (Inception) – December 31, 2020
Contract liabilities - beginning of period	$2,608	$—
Increases during the period	9,257	2,608
Revenue recognized, included in the contract liability balance in the beginning of the period	—	—
Contract liabilities - end of period	$11,865	$2,608

Remaining Performance Obligations

The transaction price associated with remaining performance obligations for commercial vehicles and other contracts with customers was $19.7 million and $10.0 million as of December 31, 2021 and 2020, respectively. The Company expects to recognize substantially all its remaining performance obligations as revenue over the next 12 months.

Note 6.     Inventory

Inventory consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Raw materials	$16,099	$—
Work in process	4,828	—
Total inventory	$20,927	$—

The Company writes-down inventory for any excess or obsolete inventories or when the Company believes that the net realizable value of inventories is less than the carrying value. Inventory write-downs recognized in cost of revenue for the year ended December 31, 2021 were nil. The Company had no inventory as of December 31, 2020.

Note 7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Deposit for fuel cell components (see Note 18)	$5,008	$—
Vehicle inventory deposits	10,171	577
Production equipment deposits	1,169	—
Other prepaid expenses	3,266	271
Prepaid insurance	5,079	—
VAT receivable from government	2,159	—
Total prepaid expenses and other current assets	$26,852	$848

Note 8. Property, Plant, and Equipment, net

Property, plant, and equipment, net consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Land and building	$2,818	$—
Machinery and equipment	8,827	371
Software	507	—
Leasehold improvements	746	—
Construction in progress	2,139	60
Total Property, plant, and equipment	15,037	431
Less: Accumulated depreciation and amortization	(691)	(13)
Property, plant and equipment, net	$14,346	$418

Depreciation and amortization expense totaled $0.7 million for the year ended December 31, 2021. Depreciation and amortization expense was negligible for the period from January 21, 2020 (inception) to December 31, 2020. The Company capitalized $1.4 million in Machinery and equipment for vehicles deployed under a trial lease in China as of December 31, 2021.

Note 9. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Payroll and payroll related expenses	$2,250	$54
Accrued professional fees	2,450	900
Other accrued expenses	2,070	108
Accrued liabilities	$6,770	$1,062

Note 10. Convertible Notes

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

Note 11. Investments in Equity Securities

The Company has certain equity security investments which are included in Investments in equity securities on the Consolidated Balance Sheets.

The Company owns common shares, participation rights, and options to purchase additional common shares in Global NRG H2 Limited (“NRG”). The Company does not have control and does not have the ability to exercise significant influence over the operating and financial policies of this entity. The Company’s investment totaled $0.1 million as of December 31, 2020 and the Company increased its investment to $2.5 million as of December 31, 2021.

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

Note 12. Investments in Non-consolidated Affiliates

Investments in non-consolidated affiliates is comprised of the Company's interests in partially-owned affiliates of which the Company's ownership percentages range from 25% to 40% as of December 31, 2021. The Company does not control these affiliates but has the ability to exercise significant influence over their operating and financial policies. The Company accounts for them using the equity method of accounting.

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

The Company recognizes its equity in earnings (losses) for Jiushuang JVs on a quarter lag. Accordingly, the Company recognized the Company’s share of Jiushuang JV’s earnings (losses) for the period, inception through September 30, 2021 in the year ended December 31, 2021 results. As of September 30, 2021, the joint ventures had no business activity. The Company will recognize the Company’s share of Jiushuang JV’s earnings (losses) for the period, from October through December 2021 in the quarter ended March 31, 2022 results.

Note 13. Income Taxes

The Company is subject to income taxes in the U.S. and several non-U.S. jurisdictions. There was no provision for income taxes for the year ended December 31, 2021 and for the period from January 2020 (inception) to December 31, 2020, because the Company is generating tax losses, and the Company’s net deferred tax assets continue to be fully offset by a valuation allowance.

Income (loss) before income taxes is summarized as follows (in thousands):

	Year Ended December 31, 2021	For the period January 21, 2020 (Inception) – December 31, 2020
US	$14,380	$(13,863)
Non-US	(31,273)	(513)
Total	$(16,893)	$(14,376)

A reconciliation of the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2021	For the period January 21, 2020 (Inception) – December 31, 2020
Federal tax at a statutory rate	21.0%	21.0%
Earnings taxed at other than Federal statutory rate	7.8	0.3
Non-deductible interest expense	(6.5)	0.0
Section 162(m)	(41.6)	0.0
Change in fair value of earnout liability	110.4	0.0
Transaction costs	6.1	0.0
Deferred tax adjustments	3.7	0.0
Tax basis in acquired IP	13.2	0.0
Other	4.1	0.0
Change in valuation allowance	(118.2)	(21.3)
Income tax provision	0.0%	0.0%

Deferred income tax assets and liabilities are summarized as follows (in thousands):

	December 31, 2021	December 31, 2020
Deferred income tax assets:
Net operating loss carryforwards	$15,124	$931
Revenue recognition basis difference	3,658	—
Stock-based compensation	1,072	2,097
Lease liabilities	2,550	378
Tax basis in acquired IP	2,078	—
Other accruals	1,117	—
Deferred income tax assets - total	25,599	3,406
Deferred income tax liabilities:
Property and equipment	(144)	(4)
Right of use assets	(2,450)	(348)
Deferred income tax liabilities - total	(2,594)	(352)
Deferred income tax assets, net	23,005	3,054
Less: Valuation allowance	23,005	3,054
Deferred income taxes, net	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as carryforward tax losses. At December 31, 2021, the Company had U.S. federal and foreign net operating loss carryforwards (“NOLs”) of $53.0 million and $14.4 million, respectively, to be used to offset future taxable income. The entire $53.0 million of U.S federal losses and $12.0 million of foreign losses can be carried forward indefinitely; the remaining $2.4 million of foreign losses expire on various dates through 2026.

Under the provisions of Section 382 of the Internal Revenue Code (“IRC”), the U.S. net operating loss and credit carryforwards and other tax attributes may be subject to limitation if there has been a significant change in ownership of the Company, as defined by the IRC. In connection with the Business Combination and the resulting change in ownership, the future utilization of NOL’s maybe be subject to limitation under Section 382 in the United States, as well as in some foreign jurisdictions.

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

The following table summarizes the activity related to the Company’s valuation allowances (in thousands):

	December 31, 2021	December 31, 2020
Valuation Allowances - beginning of period	$3,054	$—
Local currency increase in reserve	19,951	3,054
Valuation Allowances - end of period	$23,005	$3,054

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021, and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its positions. The Company is subject to income tax examinations by major taxing authorities in the countries in which it operates since inception.

Note 14. Fair Value Measurements

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

As of December 31, 2021 and 2020, the carrying amount of accounts receivable, prepaid expenses and other current assets, other assets, accounts payable, and accrued liabilities approximated their estimated fair value due to their relatively short maturities.

The Company did not have warrant liabilities or earnout liabilities as of December 31, 2020. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Total
Warrant liability – Private Placement Warrants	$—	$15,228	$—	$15,228
Earnout shares liability	—	—	103,761	103,761

Private Placement Warrants

The estimated fair value of the private placement warrants (the “Private Placement Warrants”) at July 16, 2021 is determined using Level 3 inputs by using the binominal lattice model (“BLM”), the application of BLM requires the use of several inputs and significant unobservable assumptions, including volatility. Significant judgment is required in determining the expected volatility of the Company's common stock. The following table provides quantitative information regarding Level 3 fair value measurement inputs:

Assumption	July 16, 2021
Stock price	$10.33
Exercise price (strike price)	$11.50
Risk-free interest rate	0.8%
Volatility	34.2%
Remaining term (in years)	5.00

Following the lapsing of certain transferability restrictions subsequent to the Business Combination, the features of the Private Placement Warrants became identical to the Public Warrants (as defined in Note 17. Stockholders' Equity), except that so long as they are held by the sponsor of the Business Combination, the Private Placement Warrants are not redeemable by the Company. Due to these similarities, the estimated fair value of the Private Placement warrants was equal to the fair value of the Public Warrants using level 2 inputs at December 31, 2021.

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

The following table presents the changes in earnout liability during the twelve months ended December 31, 2021 (in thousands):

Balance as of July 16, 2021	$188,373
Change in estimated fair value	(84,612)
Balance as of December 31, 2021	$103,761

The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded.

Note 15. Commitments and Contingencies

Legal Proceedings

The Company is subject to, and may become a party to, a variety of litigation, other claims, suits, regulatory actions and government investigations and inquiries in the ordinary course of business. The Company is party to current legal proceedings as discussed more fully below.

Three related putative securities class action lawsuits were filed between September 30, 2021 and November 15, 2021, in the U.S. District Court for the Western District of New York against the Company, certain of the Company’s current officers and directors and certain officers and directors of DCRB: (Kauffmann v. Hyzon Motors Inc., et al. (No. 21-cv-06612-CJS), Brennan v. Hyzon Motors Inc., et al. (No. 21-cv-06636-CJS), and Miller v. Hyzon Motors Inc. et al. (No. 21-cv-06695-CJS)), asserting violations of federal securities laws. The complaints generally allege that the Company and individual defendants made materially false and misleading statements relating to the nature of the Company’s customer contracts, vehicle orders, and sales and earnings projections, based on allegations in a report released on September 28, 2021, by Blue Orca Capital, an investment firm that indicated that it held a short position in the Company's stock and which has made numerous allegations about the Company. These lawsuits have been consolidated under the caption In re Hyzon Motors Inc. Securities Litigation (Case No. 6:21-cv-06612-CJS-MWP), and on March 21, 2022, the court-appointed lead plaintiff filed a consolidated amended complaint seeking monetary damages.
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
The proceedings are subject to uncertainties inherent in the litigation process. Regardless of outcome, such proceedings or claims can have an adverse impact on the Company because of legal defense and settlement costs, diversion of resources, and other factors, and there can be no assurances that favorable outcomes will be obtained. Based on the early-stage nature of these cases, The Company cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

Note 16. Stock-based Compensation Plans

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

Stock Options and RSUs

The following table summarizes the Company’s stock option and RSU activity:

	Stock Options				RSUs
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual (Years)	Aggregate Intrinsic Value (in 000s)	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020⁽¹⁾	19,826,031	$1.13			—	$—
Granted	281,748	$1.13			2,799,657	$6.03
Exercised or released	(436,037)	$(1.22)			(428,107)	$6.28
Forfeited/Cancelled	(360,602)	$(1.13)			(518,865)	$5.39
Outstanding at December 31, 2021	19,311,140	$1.29	13.07	100,885	1,852,685	$6.14
Vested and expected to vest, December 31, 2021	13,773,623	$1.13	12.69	74,322	1,852,685	$6.14
Exercisable and vested at December 31, 2021	12,126,266	$1.13	13.39	65,013

(1)Prior period options have been adjusted to give effect to the reverse recapitalization transaction, see Note 4. Business Combination.

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

Restricted stock units granted under the Plans typically vest over a four or five-year period beginning on the date of grant. Restricted stock units will be settled through the issuance of an equivalent number of shares of the Company's common stock and are equity classified. The fair value of restricted shares is determined based upon the stock price on the date of grant. As of December 31, 2021, unrecognized compensation costs related to nonvested RSUs of $10.1 million is expected to be recognized over a remaining weighted average period of 3.69 years.

Executives’ Awards

On November 12, 2020, included in the stock options discussed above, 11,075,000 options were granted to the Company’s Executive Chairman which vest in two equal tranches and have a contractual term of 15 years. The first tranche vested on the grant date, are immediately exercisable, have an exercise price of $1.13 per share, and resulted in $4.9 million of compensation expense during 2020. The second tranche contains performance and market conditions for vesting which require an exit event of Horizon at escalating minimum equity values each year, within six years. The exercise price for the second tranche is initially $1.13 per share but increases by $0.56 per share each year during which the award remains outstanding. The fair value of the second tranche was estimated as of the grant date using a Monte Carlo simulation with key assumptions beyond those typical of option pricing models described below including the probability of achieving a Horizon exit at the required valuation in each year of the six year period. The grant date fair value of the second tranche is estimated to be $1.2 million which may or may not be recognized in the future depending on the outcome of the conditions for vesting.

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

Note 17. Stockholders' Equity

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

On July 27, 2020, Hyzon entered into an agreement (the “Option Agreement”) with Ascent to induce Ascent to make an initial purchase of $3.0 million of Hyzon common stock as part of a subscription in the Round A Transaction by granting Ascent an option to purchase up to 3.9 million shares of Legacy Hyzon common stock at an exercise price of $2.73 per share. Ascent options were automatically exercised upon the execution of the Business Combination (see Note 4. Business Combination).

Warrants

As of December 31, 2021, there were 11,286,242 Public Warrants and 8,014,500 Private Placement Warrants outstanding, for a total of 19,300,742 warrants outstanding. Each whole warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as discussed below. Only whole warrants are exercisable. The warrants will expire on the earlier to occur of: (i) the fifth anniversary of the completion of the Company’s Business Combination, (ii) their redemption or (iii) the liquidation of the Company.

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
As of December 31, 2021, there were 275,048 Ardour Warrants outstanding. Each whole warrant entitles the registered holder to purchase one share of common stock at a price of $2.20 per share, subject to adjustment per the Ardour Warrant Agreement. Only whole warrants are exercisable. The warrants will expire on the earlier to occur of: (i) the fifth anniversary of the completion of the Business Combination, (ii) the liquidation of the Company or (iii) their redemption.

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

Hongyun Warrants

On November 23, 2021, Hyzon Motors Inc. entered into a warrant agreement to issue warrants (the “Hongyun Warrants”) to Hydro Fortune Logistics (Hong Kong) Co., Limited, a subsidiary of Shanghai Qingli Hongyun Motors Co. (“Shanghai Hongyun”), to purchase up to two million shares of Class A Common Stock, $0.0001 par value per share, of Hyzon at an exercise price of $7.75 per share. The warrants become vested and exercisable as Shanghai Hongyun makes payment on the purchase price for such vehicles and are classified within equity. The vested and exercisable Hongyun Warrants will expire on December 31, 2028. As of December 31, 2021, the Company issued 31,000 warrants for 2021 vehicle deliveries and approximately 8,300 are vested. The provision of $0.2 million for the Hongyun Warrants is recorded as a reduction of revenue as they represent consideration payable to a customer, in accordance with ASC 606.

Note 18. Related Party Transactions

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

Under the terms of the Horizon IP Agreement, the Company was to pay JS Horizon and JS Powertrain $10.0 million as consideration for the rights it receives under the Background IP and improvements thereto. As of December 31, 2021, $6.9 million was paid and the remaining $3.1 million was paid in February 2022. Because the Company is under common control with Horizon and JS Horizon, the cost of the intellectual property transferred should equal the historical cost of the Background IP to the Company’s ultimate parent, Horizon. Due to the creation of the Background IP through research and development over a long historical period of time, the historical cost of the intellectual property acquired was zero. As such, no asset was recorded for the Background IP on the Company’s Consolidated Balance Sheets. The difference between the fixed amounts payable to JS Horizon and JS Powertrain and the historical cost was treated as a deemed distribution to Horizon, given the common control of the entities.

Horizon Fuel Cell Technologies and Related Subsidiaries

Hyzon utilizes Horizon and its affiliates to supply certain fuel cell components. In March 2021, the Company made a deposit payment to Horizon in the amount of $5.0 million to secure fuel cell components. This payment is included in prepaid expenses as none of the components have yet been received. As of December 31, 2021, the Company’s Consolidated Balance Sheet includes $7.5 million of inventory, $0.7 million of fixed asset and an additional $0.3 million of prepayment from Horizon. For the year ended December 31, 2021, $0.2 million of fuel cell components purchased from Horizon and its affiliates were recorded in the Cost of goods sold in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Certain employees of Horizon and its affiliates provide research and development, sales, and administrative services to the Company. Approximately $2.9 million and $0.5 million was recorded in the Company’s Consolidated Statements of Operations and Comprehensive Loss related to such services for the year ended December 31, 2021, and for the period from January 21, 2020 (inception) through December 31, 2020, respectively. The related party liability to Horizon and affiliates is $3.7 million and $0.4 million as of December 31, 2021 and 2020, respectively.

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

For the year ended December 31, 2021, the Company paid $0.5 million to Carl Holthausen and Max Holthausen as managing directors of Hyzon Europe.

The Company currently owns 50.5% of the equity interests of Hyzon Europe. In December 2021, Hyzon executed a non-binding Letter of Intent (“LOI”) with Holthausen to increase its stake to 75% in Hyzon Europe. Concurrent with the signing of this LOI, a €1.0 million refundable deposit was paid to Holthausen, approximately $1.1 million in USD. This deposit is recorded in the Consolidated Balance Sheets in Prepaid expenses and other current assets.

As of December 31, 2021, the related party receivable from Holthausen is $0.3 million. As of December 31, 2020, the related party payable due to Holthausen was $0.2 million.

Jiushuang (Shanghai) New Energy Technology Co., Ltd.

In December 2021, Hyzon China entered into a new energy vehicle sales contract with Jiushuang (Shanghai) New Energy Technology Co., Ltd to deliver 20 FCEVs. Those FCEVs were delivered in the third quarter of 2022. Hyzon China received a payment of $0.1 million from Jiushuang (Shanghai) New Energy Technology Co., Ltd in 2021 to partially satisfy VAT obligations to the government. Jiushuang (Shanghai) New Energy Technology Co., Ltd. is the parent of both JSTC and JSSD, which the Company partnered with to form Jiushuang JVs, discussed in Note 12. Investments in Non-consolidated Affiliates.

Note 19. Loss per Share

The following table presents the information used in the calculation of the Company's basic and diluted earnings (loss) per share attributable to Hyzon common stockholders (in thousands, except per share data):

	Year Ended December 31, 2021	For the period January 21, 2020 (Inception) – December 31, 2020
Net loss attributable to Hyzon	$(12,141)	$(14,271)
Weighted average shares outstanding:
Basic	203,897	152,650
Effect of dilutive securities	—	—
Diluted	203,897	152,650
Net loss per share attributable to Hyzon:
Basic	$(0.06)	$(0.09)
Diluted	$(0.06)	$(0.09)

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

	Year Ended December 31, 2021	For the Period January 21, 2020 (Inception) – December 31, 2020
Restricted stock units	1,853	—
Stock options with service conditions	12,001	14,288
Stock options for former CTO	1,772	—
Stock options with market and performance conditions	5,538	5,538
Private placement warrants	8,015	—
Public warrants	11,286	—
Earnout shares	23,250	—
Hongyun warrants	31	—
Ardour warrants	275	—

Note 20. Leases

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

Supplemental cash flows information related to leases is as follows (in thousands):

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

Note 21. Subsequent Events (Unaudited)

Global NRG H2 Limited

During the quarter ended June 30, 2022, the Company determined that there was a full impairment of the Company’s $2.5 million investment in NRG. For additional information regarding the NRG investment refer to Note 11. Investments in Equity Securities to the consolidated financial statements.

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

Item 9A. Controls and Procedures

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

Our Chief Executive Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2021. Based on such evaluation, our Chief Executive Officer has concluded that as of December 31, 2021 our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

In light of the material weaknesses described below, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the ineffectiveness of our disclosure controls and procedures as well as material weaknesses in our internal control over financial reporting as of December 31, 2021, the consolidated financial statements for the periods covered by and included in this Form 10-K/A fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.

(b) Management’s Report on Internal Control over Financial Reporting

As discussed elsewhere in this report, we completed the Business Combination on July 16, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal control over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

Notwithstanding the foregoing, while preparing the Company’s consolidated financial statements, our management identified the following material weaknesses in internal control over financial reporting:

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

Those control deficiencies resulted in material misstatements that were identified and corrected in the consolidated financial statements as of and for the year ended December 31, 2021 primarily affecting revenue, cost of revenue, inventory, contract liabilities, and selling, general, and administrative expenses, as further described in Note 2. Restatement of Previously Issued Financial Statements to the consolidated financial statements. Because there is a reasonable possibility that material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded that these deficiencies represent material weaknesses in our internal control over financial reporting and that our internal control over financial reporting was not effective as of December 31, 2021.

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

As we work to improve our internal control over financial reporting, we will report regularly to the Company’s Audit Committee on the progress and results of the remediation plan, including the identification, status, and resolution of internal control deficiencies. We may modify our remediation plan and may implement additional measures as we continue to review, optimize and enhance our financial reporting controls and procedures in the ordinary course. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. If we are unable to successfully remediate the material weaknesses, or if in the future, we identify further material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated.

(d) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART IV
Item 15. Exhibit and Financial Statement Schedules.

1.Financial Statements: The information concerning the consolidated financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K/A in Item 8, titled “Financial Statements and Supplementary Data.”

2.Financial Statement Schedules: No schedules are required

(b) Exhibits. The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this report.

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

Exhibit No.	Exhibit
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

HYZON MOTORS INC.

Date: March 14, 2023	/s/ Parker Meeks
Name: Parker Meeks
Title: Chief Executive Officer