Form 10-Q/A
period 2022-03-31
Hyzon Motors Inc.
filed 2023-03-14
CIK 1716583

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

EXPLANATORY NOTE

Hyzon Motors Inc. (“Hyzon”, the “Company”, ‘we”, “our” or “us”) filed our Quarterly Report on Form 10-Q for the period ended March 31, 2022 (the “Original Filing”) with the Securities and Exchange Commission ("SEC") on May 13, 2022. This Amendment No. 1 on Form 10-Q/A (this "Form 10-Q/A") is being filed to amend and restate certain items contained in the Original Filing (the "Restatement").

Restatement Background

As previously reported in the Company's Current Report on Form 8-K filed with the SEC on August 17, 2022, the Audit Committee of the Board of Directors (the "Board") of the Company (the “Audit Committee”), based on the recommendation of management, determined that the Company's previously issued financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the Company’s previously issued financial statements included in the Company’s Original Filing should no longer be relied upon and require restatement because of issues regarding revenue recognition and internal controls and procedures, primarily pertaining to our China operations.

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

The Investigation confirmed matters discovered by management in July 2022 that certain vehicles delivered to customers in China in December 2021 were not operable on hydrogen at the time of delivery (i.e., were not commissioned). As part of its internal review, the Company determined that the assembly of those vehicles was complete at the time of initial delivery but they had not undergone final commissioning, which generally consists of injecting hydrogen through the fuel cell powertrain system and conducting other tests necessary to ensure that the hydrogen fuel cell will power the vehicle. Additionally, based on the Investigation’s findings, the Company determined that it did not have an appropriate control environment focused on certain operational processes and procedures such as a formalized commissioning policy and a quality assurance process.

Based on the Investigation's findings, the Company concluded that the Company's contractual performance obligation to deliver functioning fuel cell electric vehicles (“FCEVs”) was not fully satisfied for revenue recognition purposes under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). For additional information regarding the corrections to the financial statements, refer to Note 2. Restatement of Previously Issued Financial Statements to the consolidated financial statements of the Company included herein. Correction of the errors is also reflected in the restated annual financial statements for the year ended December 31, 2021 included in the Company’s amended Annual Report on Form 10-K/A.

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

Consequently, the Company conducted an internal accounting review for its European customer arrangements. This internal accounting review concluded that for the Hyzon Europe customer contracts which were assumed from Holthausen Clean Technology B.V. in July 2021, the Company did not appropriately analyze and record revenue and related balances associated with these arrangements. More specifically, the Company determined that instead of manufacturing or assembling FCEVs that it owned for sale to customers, Hyzon Europe was providing these customers with vehicle retrofit services to convert the customers' internal combustion engine (“ICE”) powered vehicles to hydrogen FCEVs. Therefore, Hyzon Europe should have recognized revenue over time utilizing an input method rather than recording revenue at a point in time. For additional information regarding the corrections to the financial statements, refer to Note 2. Restatement of Previously Issued Financial Statements to the consolidated financial statements of the Company included herein. Correction of errors is also reflected in the restated annual financial statements for the year ended December 31, 2021 included in the Company’s amended Annual Report on Form 10-K/A and the interim financial statements for the period ended September 30, 2021 included in the Company's amended Quarterly Report on Form 10-Q/A.

Transaction Costs

On July 16, 2021, legacy Hyzon Motors Inc. (“Legacy Hyzon”) and now named Hyzon Motors USA Inc. consummated the transactions contemplated by the Business Combination Agreement and Plan of Reorganization (the “Business Combination”), dated February 8, 2021, with Decarbonization Plus Acquisition Corporation (“DCRB”) to effect a business combination between DCRB and Legacy Hyzon with DCRB Merger Sub Inc., a wholly owned subsidiary of DCRB, merging with and into Legacy Hyzon, with Legacy Hyzon surviving the merger as a wholly owned subsidiary of DCRB. The Company has adjusted its prior allocation of transaction costs incurred in connection with the Business Combination to reflect the allocation of the correct balance of Company incurred transaction costs between the liability classified earnout arrangement and the newly issued equity instruments in the Business Combination in the third quarter of 2021. The adjustment resulted in a reduction of amounts previously allocated to the earnout liability and recognized as expense, offset by an equal increase of transaction costs allocated to the newly issued equity instruments and recorded against additional paid-in capital. For additional information regarding the corrections to the financial statements, refer to Note 2. Restatement of Previously Issued Financial Statements to the consolidated financial statements of the Company included herein. Correction of the error also is reflected in the restated financial statements for the year ended December 31, 2021 included in the Company’s amended Annual Report on Form 10-K/A and the period ended September 30, 2021 included in the Company's amended Quarterly Report on Form 10-Q/A.

Other Immaterial Errors

In addition to the errors described above, the Company’s previously issued financial statements included in the Company’s Original Filing and the Company's previously issued audited annual financial information included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 and for the Company’s previously issued unaudited quarterly financial information included in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, have been corrected in the amended filings to include previously unrecorded immaterial adjustments identified in audits or reviews of prior financial statements (the “Other Immaterial Errors”). For additional information regarding the Other Immaterial Errors, refer to Note 2. Restatement of Previously Issued Financial Statements to the consolidated financial statements of the Company included herein.

The errors described above and the Other Immaterial Errors in this amended Quarterly Report on Form 10-Q/A did not impact cash or the economics of the Company's existing commercial arrangements.

Internal Control Considerations

In connection with the Restatement, the Company has concluded there were material weaknesses in the Company’s internal control over financial reporting as of March 31, 2022 and its disclosure controls and procedures were not effective as of March 31, 2022. Management is taking steps to remediate the material weaknesses in our internal control over financial reporting.

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

CAUTIONARY NOTE REGARDING FORWARD- LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, without limitation, statements regarding the financial position, business strategy, plans and objectives of management for future operations, and any statements that refer to characterizations of future events or circumstances, including any underlying circumstances. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “could,” “should”, “will,” “may,” “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” the negative of such terms, and other similar expressions are intended to identify forward looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

Except with respect to statements in this Form 10-Q/A revised or provided to reflect the effects of the Restatement, forward-looking statements herein are as of the Original Filing, filed with the SEC on May 13, 2022, unless specifically stated to be made as of a different date, and the Company has not updated forward-looking statements or information to reflect events occurring after the Original Filing.

Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to, those described below and under the section entitled “Risk Factors” included in our Annual Report filed on Form 10-K/A for the year ended December 31, 2021, and in subsequent reports that we file with the SEC, including this Form 10-Q/A for the three months ended March 31, 2022.

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

Hyzon Motors, Inc.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
	(As Restated)
ASSETS
Current assets
Cash	$407,333	$445,146
Accounts receivable	812	2,956
Related party receivable	417	264
Inventory	28,397	20,927
Prepaid expenses and other current assets	28,914	26,852
Total current assets	465,873	496,145
Property, plant, and equipment, net	17,345	14,346
Right-of-use assets	10,961	10,265
Investments in equity securities	17,478	4,948
Other assets	5,292	4,575
Total Assets	$516,949	$530,279
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,799	$7,980
Accrued liabilities	10,220	6,770
Related party payables	648	3,695
Contract liabilities	8,178	10,925
Current portion of lease liabilities	2,409	1,886
Total current liabilities	29,254	31,256
Long term liabilities
Lease liabilities	9,308	8,830
Private placement warrant liability	13,705	15,228
Earnout liability	100,520	103,761
Deferred income taxes	526	—
Other liabilities	1,142	1,139
Total liabilities	154,455	160,214
Commitments and contingencies (Note 12)
Stockholders’ Equity
Common stock, $0.0001 par value; 400,000,000 shares authorized, 247,881,568 and 247,758,412 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	25	25
Additional paid-in capital	401,862	400,826
Accumulated deficit	(32,935)	(26,412)
Accumulated other comprehensive gain	463	378
Total Hyzon Motors Inc. stockholders’ equity	369,415	374,817
Noncontrolling interest	(6,921)	(4,752)
Total Stockholders’ Equity	362,494	370,065
Total Liabilities and Stockholders’ Equity	$516,949	$530,279
The accompanying notes are an integral part of these unaudited consolidated financial statements

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
	(As Restated)
Revenue	$2,888	$—
Operating expense:
Cost of revenue	653	—
Research and development	6,936	627
Selling, general, and administrative	19,752	3,146
Total operating expenses	27,341	3,773
Loss from operations	(24,453)	(3,773)
Other income (expense):
Change in fair value of private placement warrant liability	1,523	—
Change in fair value of earnout liability	3,241	—
Change in fair value of equity securities	12,530	—
Foreign currency exchange loss and other expense	(1,150)	(28)
Interest income (expense), net	17	(4,588)
Total other income (expense)	16,161	(4,616)
Net loss before income taxes	(8,292)	(8,389)
Income tax expense	526	—
Net loss	$(8,818)	$(8,389)
Less: Net loss attributable to noncontrolling interest	(2,295)	(242)
Net loss attributable to Hyzon	$(6,523)	$(8,147)
Comprehensive loss:
Net loss	$(8,818)	$(8,389)
Foreign currency translation adjustment	211	(29)
Comprehensive loss	$(8,607)	$(8,418)
Less: Comprehensive loss attributable to noncontrolling interest	(2,169)	(233)
Comprehensive loss attributable to Hyzon	$(6,438)	$(8,185)
Net loss per share attributable to Hyzon:
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)
Weighted average common shares outstanding:
Basic	247,940	166,201
Diluted	247,940	166,201
The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Legacy Common Stock		Common Stock Class A		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Hyzon Motors Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	247,758,412	$25	$400,826	$(26,412)	$378	$374,817	$(4,752)	$370,065
Exercise of stock options	—	—	30,008	—	34	—	—	34	—	34
Stock-based compensation	—	—	—	—	1,193	—	—	1,193	—	1,193
Vesting of RSUs	—	—	64,815	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(160)	—	—	(160)	—	(160)
Common stock issued for the cashless exercise of warrants	—	—	28,333	—	—	—	—	—	—	—
Repurchase of warrants	—	—	—	—	(31)	—	—	(31)	—	(31)
Net loss attributable to Hyzon	—	—	—	—	—	(6,523)	—	(6,523)	—	(6,523)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(2,295)	(2,295)
Foreign currency translation loss	—	—	—	—	—	—	85	85	126	211
Balance at March 31, 2022 (As Restated)	—	$—	247,881,568	$25	$401,862	$(32,935)	$463	$369,415	$(6,921)	$362,494

	Legacy Common Stock		Common Stock Class A		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Hyzon Motors Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	93,750,000	$94	—	$—	$29,045	$(14,271)	$(16)	$14,852	$(91)	$14,761
Retroactive application of recapitalization	(93,750,000)	(94)	166,125,000	17	77	—	—	—	—	—
Adjusted balance, beginning of period	—	—	166,125,000	17	29,122	(14,271)	(16)	14,852	(91)	14,761
Exercise of stock options	—	—	115,189	—	187	—	—	187	—	187
Stock-based compensation	—	—	—	—	290	—	—	290	—	290
IP transaction - deemed distribution	—	—	—	—	(10,000)	—	—	(10,000)	—	(10,000)
Net loss attributable to Hyzon	—	—	—	—	—	(8,147)	—	(8,147)	—	(8,147)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(242)	(242)
Foreign currency translation loss	—	—	—	—	—	—	(38)	(38)	9	(29)
Balance at March 31, 2021	—	$—	166,240,189	$17	$19,599	$(22,418)	$(54)	$(2,856)	$(324)	$(3,180)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
	(As Restated)
Cash Flows from Operating Activities:
Net loss	$(8,818)	$(8,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	904	129
Stock-based compensation	1,193	290
Deferred income tax expense	526	—
Noncash interest expense	—	4,500
Fair value adjustment of private placement warrant liability	(1,523)	—
Fair value adjustment of earnout liability	(3,241)	—
Fair value adjustment of value of equity securities	(12,530)	—
Changes in operating assets and liabilities:
Accounts receivable	2,164	(191)
Inventory	(7,494)	(626)
Prepaid expenses and other current assets	(1,749)	(6,982)
Other assets	(68)	—
Accounts payable	(180)	375
Accrued liabilities	3,404	316
Related party payables, net	(56)	811
Contract liabilities	(2,637)	297
Other liabilities	9	—
Net cash used in operating activities	(30,096)	(9,470)
Cash Flows from Investing Activities:
Purchases of property and equipment	(3,575)	(3,950)
Advanced payments for capital expenditures	(320)	—
Investment in equity securities	—	(123)
Net cash used in investing activities	(3,895)	(4,073)
Cash Flows from Financing Activities:
Exercise of stock options	34	187
Payment of finance lease liability	(86)	(38)
Debt issuance costs	—	(59)
Proceeds from issuance of convertible notes	—	45,000
Net share settlement of equity awards	(160)	—
Payment for purchase of Horizon IP	(3,146)	—
Repurchase of warrants	(31)	—
Deferred transaction costs	—	(487)
Net cash (used in) provided by financing activities	(3,389)	44,603
Effect of exchange rate changes on cash	216	(26)
Net change in cash and restricted cash	(37,164)	31,034
Cash and restricted cash — Beginning	449,365	17,139
Cash and restricted cash — Ending	$412,201	$48,173
Supplemental schedule of non-cash investing activities and financing activities:
Horizon license agreement payable	—	10,000
Transaction costs included in accrued expenses	—	2,978
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

Business Combination and Basis of Presentation

The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the requirements and rules of the Securities and Exchange Commission (“SEC”) regarding interim reporting. Certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited consolidated financial statements should be read in connection with the Company’s audited consolidated financial statements and related notes included in the Company’s amended Annual Report filed on Form 10-K/A for the year ended December 31, 2021.

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

Liquidity and Capital Resources

The Company has incurred losses from operations since inception. The Company incurred net losses of $8.8 million and $8.4 million for the three months ended March 31, 2022 and 2021, respectively, and accumulated deficit amounted to $32.9 million and $26.4 million as of March 31, 2022 and December 31, 2021, respectively. Net cash used in operating activities was $30.1 million and $9.5 million for the three months ended March 31, 2022 and 2021, respectively.

On July 16, 2021, the Company received $509.0 million in cash, net of redemption and transaction costs as a result of the Business Combination. As of March 31, 2022, the Company has $407.3 million in unrestricted cash. Management expects that the Company’s cash, after taking consideration of the current projections of cash flows used in operating and investing activities, will be sufficient to meet its liquidity requirements for at least one year from the issuance date of these unaudited consolidated financial statements. Based on the above considerations, the Company’s unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations.

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

Note 2. Restatement of Previously Issued Financial Statements

Management, in concurrence with the Company’s Audit Committee, concluded that the Company's previously issued financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the Company's previously issued unaudited interim financial information included in the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended September 30, 2021 and March 31, 2022 (collectively the “the Affected Financial Statements”) should no longer be relied upon. Details of the restated consolidated financial statements as of and for the period ended March 31, 2022 are provided below (“Restatement Items”). The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of these corrections were material to the Affected Financial Statements. As a result of the material misstatements, the Company has restated our Affected Financial Statements, in accordance with ASC 250, Accounting Changes and Error Corrections.

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

The Company has also updated all accompanying footnotes and disclosures affected by the Restatement Items and Other Immaterial Errors, respectively, within Note 1. Nature of Business and Basis of Presentation, Note 4. Revenue, Note 5. Inventory, Note 6. Prepaid Expenses and Other Current Assets, Note 7. Property, Plant, and Equipment, net, Note 8. Accrued liabilities, Note 10. Income Taxes, Note 11. Fair Value Measurements, Note 14. Stockholders' Equity, and Note 16. Loss per share.

Restatement Items

A.Hyzon China revenue transactions - In July 2022, management discovered and brought to the attention of the Board that certain vehicles in China may not have met the criteria necessary to recognize revenue as of December 31, 2021. The Special Committee was formed to conduct an investigation regarding the Company’s revenue recognition timing and internal controls and procedures for both China and Europe operations. The Company determined that it incorrectly recorded revenue and cost of revenue related to certain FCEVs delivered to customers in China in the fourth quarter of 2021, as the Company did not meet all relevant revenue recognition requirements under U.S. GAAP related to these vehicles. The Company determined that for all Hyzon China revenue transactions an alternative method for revenue recognition was appropriate because the contract existence criteria were not met. For 62 FCEVs, while control of such FCEVs was transferred to the customer prior to December 31, 2021, the Company's obligation to deliver functioning FCEVs was not fully satisfied for revenue recognition purposes until the first first quarter of 2022, as certain of the FCEVs were not commissioned prior to December 31, 2021. For the other 20 FCEVs, the Company concluded it incorrectly recorded revenue in the fourth quarter of 2021, as it had not yet transferred control of the FCEVs to the customer, nor fully satisfied the obligation to deliver fully functioning FCEVs until the third quarter of 2022. Additionally, for both of the Hyzon China revenue transactions, the Company incorrectly recorded VAT receivable from customers totaling $1.8 million as of December 31, 2021. The Company determined that consideration received from those customers should have first been applied against any VAT receivables and then recorded within contract liabilities until the applicable revenue recognition criteria are met. Correction of the errors increased Revenue by $2.5 million, decreased Prepaid expenses and other current assets by $0.9 million, Other long-term assets by $0.9 million, and Other long-term liabilities by $0.9 million, increased Inventory by $2.9 million, Accrued liabilities by $0.7 million, and Accumulated deficit by $1.2 million.

B.Hyzon Europe revenue transactions - The Investigation revealed that for five vehicles for which Hyzon Europe recognized revenue in 2021, Hyzon Europe subsequently performed various levels of work and repair efforts on such vehicles after revenue had been recognized. Consequently, the Company conducted an internal accounting review for its European customer arrangements. The Company determined that the accounting analysis previously applied to certain Hyzon Europe customer contracts, which were assumed from Holthausen Clean Technology B.V. in July 2021, was incorrect. More specifically, the Company previously determined that Hyzon Europe had acquired title to work-in-process vehicles from Holthausen Clean Technology B.V and had been manufacturing and assembling these FCEVs for subsequent sale to customers. Hyzon Europe had instead assumed service contracts related to the retrofit services to convert the customers' own ICE powered vehicles to hydrogen FCEVs. Therefore, the Company revised its revenue recognition analysis and concluded that Hyzon Europe should not have recorded the assumption of these contracts as inventory and associated contract liabilities, and also should have recognized revenue related to these service contract arrangements on an over-time basis utilizing an input method rather than recording revenue at a point in time. Correction of the error increased Cost of revenue by $0.1 million and decreased Inventory by $1.0 million, Accrued liabilities by $0.1 million, Contract liabilities by $1.8 million, and Accumulated deficit by $1.0 million.

C.Transaction costs - The Company has adjusted its prior allocation of transaction costs incurred in connection with the Business Combination to reflect the allocation of the correct balance of Company incurred transaction costs between the liability classified earnout arrangement and the newly issued equity instruments in the Business Combination in the third quarter of 2021. The adjustment resulted in a reduction of amounts previously allocated to the earnout liability and recognized as expense, offset by an equal increase of transaction costs allocated to the newly issued equity instruments and recorded against additional paid-in capital. Correction of the error decreased Additional paid-in capital by $3.1 million with a corresponding increase to accumulated deficit.

Other Immaterial Errors

In addition to the Restatement Items, the Company has corrected Other Immaterial Errors. While these Other Immaterial Errors are quantitatively and qualitatively immaterial, individually and in the aggregate, because the Company is correcting for the material errors, we have decided to correct these Other Immaterial Errors as well. Correction of miscellaneous immaterial errors increased Cost of revenue by $0.1 million, Research and development expenses by $0.7 million, Foreign currency exchange loss and other expenses by $0.1 million. decreased Selling, general and administrative expenses by $0.7 million, Prepaid expenses and other current assets by $0.1 million, Property, plant, and equipment, net by $0.9 million, Accounts payable by $0.2 million, Contract liabilities by $1.0 million, increased Inventory by $0.4 million, , Accrued liabilities by $0.6 million, Lease liabilities by $0.1 million, Other long-term liabilities by $0.8 million, and Accumulated deficit by $0.7 million.

Summary Impact of Restatement Items and Other Immaterial Errors

The following tables present the effect of the Restatement Items, as well as Other Immaterial Errors, on the Company’s consolidated balance sheet for the period indicated (in thousands, except per share):

	As of March 31, 2022
	As Previously Reported	Restatement Adjustment	Restatement References	As Restated
ASSETS
Current assets
Cash	$407,333	$—		$407,333
Accounts receivable	774	38		812
Related party receivable	417	—		417
Inventory	26,082	2,315	(A) , (B)	28,397
Prepaid expenses and other current assets	29,951	(1,037)	(A)	28,914
Total current assets	464,557	1,316		465,873
Property, plant, and equipment, net	18,249	(904)		17,345
Right-of-use assets	10,970	(9)		10,961
Investments in equity securities	17,478	—		17,478
Other assets	6,146	(854)	(A)	5,292
Total Assets	$517,400	$(451)		$516,949
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,938	$(139)		$7,799
Accrued liabilities	9,034	1,186	(A) , (B)	10,220
Related party payables	648	—		648
Contract liabilities	11,063	(2,885)	(B)	8,178
Current portion of lease liabilities	2,409	—		2,409
Total current liabilities	31,092	(1,838)		29,254
Long term liabilities
Lease liabilities	9,249	59		9,308
Private placement warrant liability	13,705	—		13,705
Earnout liability	100,520	—		100,520
Deferred income taxes	526	—		526
Other liabilities	1,243	(101)	(A)	1,142
Total liabilities	$156,335	$(1,880)		$154,455
Commitments and contingencies
Stockholders’ Equity
Common stock, $0.0001 par value; 400,000,000 shares authorized, 247,881,568 and 247,758,412 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	25	—		25
Additional paid-in capital	404,992	(3,130)	(C)	401,862
Accumulated deficit	(37,182)	4,247		(32,935)
Accumulated other comprehensive gain	486	(23)		463
Total Hyzon Motors Inc. stockholders’ equity	368,321	1,094		369,415
Noncontrolling interest	(7,256)	335		(6,921)
Total Stockholders’ Equity	361,065	1,429		362,494
Total Liabilities and Stockholders’ Equity	$517,400	$(451)		$516,949

The following tables present the effect of the Restatement Items, as well as Other Immaterial Errors, on the Company’s consolidated statement of operations and comprehensive loss for the period indicated (in thousands, except per share amounts):

	Three Months Ended March 31, 2022
	As Previously Reported	Restatement Adjustment	Restatement References	As Restated
Revenue	$356	$2,532	(A)	$2,888
Operating expense:
Cost of revenue	424	229	(B)	653
Research and development	6,212	724		6,936
Selling, general, and administrative	20,470	(718)		19,752
Total operating expenses	27,106	235		27,341
Loss from operations	(26,750)	2,297		(24,453)
Other income (expense):
Change in fair value of private placement warrant liability	1,523	—		1,523
Change in fair value of earnout liability	3,241	—		3,241
Change in fair value of equity securities	12,530	—		12,530
Foreign currency exchange loss and other expense	(1,057)	(93)		(1,150)
Interest income (expense), net	17	—		17
Total other income (expense)	16,254	(93)		16,161
Net loss before income taxes	$(10,496)	$2,204		$(8,292)
Income tax expense	526	—		526
Net loss	(11,022)	2,204		(8,818)
Less: Net loss attributable to noncontrolling interest	(1,957)	(338)		(2,295)
Net loss attributable to Hyzon	$(9,065)	$2,542		$(6,523)
Comprehensive loss:
Net loss	$(11,022)	$2,204		$(8,818)
Foreign currency translation adjustment	254	(43)		211
Comprehensive loss	$(10,768)	$2,161		$(8,607)
Less: Comprehensive loss attributable to noncontrolling interest	(1,816)	(353)		(2,169)
Comprehensive loss attributable to Hyzon	$(8,952)	$2,514		$(6,438)
Net loss per share attributable to Hyzon:
Basic	(0.04)	$0.01		(0.03)
Diluted	(0.04)	$0.01		(0.03)
Weighted average common shares outstanding:
Basic	247,940	—		247,940
Diluted	247,940	—		247,940

The following tables present the effect of the Restatement Items, as well as Other Immaterial Errors, on the Company’s consolidated statement of stockholders' equity (in thousands, except share and per share amounts):

	Common Stock Class A			Retained Earnings (Accumulated Deficit)	Accumulative Other Comprehensive Income	Total Hyzon Motors Inc. Stockholders' Equity (Deficit)	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Additional Paid-in Capital
BALANCE - March 31, 2022 (As Previously Reported)	247,881,568	$25	404,992	$(37,182)	$486	$368,321	$(7,256)	$361,065
Cumulative adjustments	—	—	(3,130)	4,247	(23)	1,094	335	1,429
BALANCE - March 31, 2022 (As Restated)	247,881,568	$25	401,862	$(32,935)	$463	$369,415	$(6,921)	$362,494

The following tables present the effect of the Restatement Items, as well as Other Immaterial Errors, on the Company’s consolidated statement of cash flows (in thousands):

	Three Months Ended March 31, 2022
	As Previously Reported	Restatement Adjustments***	As Restated
Cash Flows from Operating Activities:
Net loss	$(11,022)	$2,204	$(8,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	912	(8)	904
Stock-based compensation	2,133	(940)	1,193
Deferred income tax expense	526	—	526
Fair value adjustment of private placement warrant liability	(1,523)	—	(1,523)
Fair value adjustment of earnout liability	(3,241)	—	(3,241)
Fair value adjustment of value of equity securities	(12,530)	—	(12,530)
Changes in operating assets and liabilities:
Accounts receivable	1,839	325	2,164
Inventory	(6,864)	(630)	(7,494)
Prepaid expenses and other current assets	(1,599)	(150)	(1,749)
Other assets	(65)	(3)	(68)
Accounts payable	(568)	388	(180)
Accrued liabilities	3,003	401	3,404
Related party payables, net	8	(64)	(56)
Contract liabilities	(165)	(2,472)	(2,637)
Other liabilities	(92)	101	9
Net cash used in operating activities	(29,248)	(848)	(30,096)
Cash Flows from Investing Activities:
Purchases of property and equipment	(4,440)	865	(3,575)
Advanced payments for capital expenditures	(387)	67	(320)
Investment in equity securities	—	—	—
Net cash used in investing activities	(4,827)	932	(3,895)
Cash Flows from Financing Activities:
Exercise of stock options	34	—	34
Payment of finance lease liability	(86)	—	(86)
Net share settlement of equity awards	(160)	—	(160)
Payment for purchase of Horizon IP	(3,146)	—	(3,146)
Repurchase of warrants	(31)	—	(31)
Net cash (used in) provided by financing activities	(3,389)	—	(3,389)
Effect of exchange rate changes on cash	300	(84)	216
Net change in cash and restricted cash	(37,164)	—	(37,164)
Cash and restricted cash — Beginning	449,365	—	449,365
Cash and restricted cash — Ending	$412,201	$—	$412,201

*** The adjustments within the consolidated statement of cash flows for the three months ended March 31, 2022 were due to the reconciliation of the changes in account balances used in preparing the statement of cash flows resulting from the various error corrections included in the above financial statements.

Note 3. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3. Summary of Significant Accounting Policies, in the Company’s consolidated financial statements included in the Company’s Annual Report filed on Form 10-K/A for the year ended December 31, 2021.

There have been no material changes to the significant accounting policies during the three-month period ended March 31, 2022.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2021-08, Business Combination (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in ASC 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The Company is in the process of assessing the impact of this guidance on its financial position, results of operations, or cash flows.

The Company considers the applicability and impact of all ASUs. The Company assessed ASUs not listed above and determined that they either were not applicable or were not expected to have a material impact on the unaudited consolidated financial statements.

Note 4. Revenue

The company recognized $2.9 million in sales of hydrogen fuel cell systems in the United States and sales of FCEVs in China for the three months ended March 31, 2022. The Company did not recognize any revenue for the three months ended March 31, 2021.

In accordance with ASC 606, the Company is required to evaluate customers’ ability and intent to pay substantially all of the consideration to which the Company is entitled in exchange for the vehicles transferred to the customer, i.e., collectability of contracts with customers. The customer in China, to which the Company delivered 62 FCEVs, is a special purpose entity established in response to China’s national hydrogen fuel cell vehicle pilot program. While in the Company’s estimation the customer has strong business plans and management teams, in consideration of the customer’s limited operating history and extended payment terms in their contracts, the Company determined the collectability criterion is not met with respect to contract existence under ASC 606, and therefore, an alternative method of revenue recognition has been applied to the arrangement. The $2.5 million of revenue recognized under this arrangement is equal to the remaining consideration received as of December 31, 2021 after satisfying local government VAT obligations, as such amounts are non-refundable and the Company has transferred control of the 62 FCEVs to which the consideration relates and has stopped transferring goods or services to the customer. The Company will continue to monitor the customer and evaluate the collectability criterion as of each reporting period. The total cost of FCEVs delivered to the customer in China was recorded within Cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss in 2021 since control of such FCEVs was transferred to the customer prior to December 31, 2021.

Contract Balances

Contract liabilities relate to the advance consideration invoiced or received from customers for products and services prior to satisfying a performance obligation or in excess of amounts allocated to a previously satisfied performance obligation. These amounts are included within Contract liabilities in the accompanying Consolidated Balance Sheets.

The current portion of contract liabilities are recorded within Contract liabilities in the Consolidated Balance Sheets and totaled $8.2 million and $10.9 million as of March 31, 2022, and December 31, 2021, respectively. The long term portion of contract liabilities are recorded within Other liabilities in the Consolidated Balance Sheets and totaled $1.0 million and $1.0 million as of March 31, 2022 and December 31, 2021, respectively.

Remaining Performance Obligations

The transaction price associated with remaining performance obligations for commercial vehicles and other contracts with customers was $20.0 million and $19.7 million as of March 31, 2022 and December 31, 2021, respectively. The Company expects to recognize approximately 87% of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

Note 5. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$21,201	$16,099
Work in process	7,196	4,828
Total inventory	$28,397	$20,927

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Deposit for fuel cell components (Note 15)	$5,905	$5,008
Vehicle inventory deposits	10,021	10,171
Production equipment deposits	1,484	1,169
Other prepaid expenses	5,136	3,266
Prepaid Insurance	2,744	5,079
VAT receivable from government	3,624	2,159
Total prepaid expenses and other current assets	$28,914	$26,852

Note 7. Property, Plant, and Equipment, net

Property, plant, and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Land and building	$2,818	$2,818
Machinery and equipment	10,755	8,827
Software	1,087	507
Leasehold improvements	909	746
Construction in progress	3,038	2,139
Total Property, plant, and equipment	18,607	15,037
Less: Accumulated depreciation and amortization	(1,262)	(691)
Property, plant and equipment, net	$17,345	$14,346

Depreciation and amortization expense totaled $0.5 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. The Company capitalized $1.4 million in Machinery and equipment for vehicles deployed under a trial lease in China as of March 31, 2022 and December 31, 2021, respectively.

Note 8. Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Payroll and payroll related expenses	$3,835	$2,250
Accrued professional fees	4,093	2,450
Other accrued expenses	2,292	2,070
Accrued liabilities	$10,220	$6,770

Note 9. Investments in Equity Securities

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
Adjustment:
Cumulative unrealized gain	12,530	—
Carrying amount, end of period	$17,478	$4,948
Note 10. Income Taxes

During the three months ended March 31, 2022, the Company recorded a net discrete tax expense of $0.5 million primarily associated with the establishment of a deferred tax liability that is not expected to offset available deferred tax assets. The Company did not record a provision for income taxes for the three months ended March 31, 2021 because the Company generated tax losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses all available evidence, both positive and negative, to determine the amount of any required valuation allowance within each taxing jurisdiction. Full valuation allowances have been established for the Company’s operations in all jurisdictions. As of March 31, 2022, and December 31, 2021, the Company had net deferred tax assets of approximately $25.7 million and $23.0 million, respectively, each of which was fully offset by a valuation allowance.

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

Regardless of outcome, such proceedings or claims can have an adverse impact on the Company because of legal defense and settlement costs, the Company’s obligations to indemnify third parties, diversion of resources, and other factors, and there can be no assurances that favorable outcomes will be obtained. Based on the early-stage nature of these cases, the Company cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

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

RSUs granted under the Company’s equity incentive plans typically vest over a four or five-year period beginning on the date of grant. RSUs will be settled through the issuance of an equivalent number of shares of the Company’s common stock and are equity classified. The fair value of restricted shares is determined based upon the stock price on the date of grant. As of March 31, 2022, unrecognized compensation costs related to unvested RSUs of $9.6 million is expected to be recognized over a remaining weighted average period of 3.42 years.

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

Note 14. Stockholders' Equity

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

Ardour Subscription Agreement

As of March 31, 2022 and December 31, 2021, there were 230,048 and 275,048 Ardour Warrants outstanding, respectively. In the three months ended March 31, 2022, the Company issued 28,333 shares of common stock for the cashless exercise of certain Ardour Warrants.

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

Note 15. Related Party Transactions

Horizon IP Agreement

In January 2021, the Company entered into an intellectual property agreement (the “Horizon IP Agreement”) with Jiangsu Qingneng New Energy Technologies Co., Ltd. and Shanghai Qingneng Horizon New Energy Ltd. (together, “JS Horizon”) both of which are affiliates of the Company’s ultimate parent, Horizon. In September 2021, Jiangsu Horizon Powertrain Technologies Co. Ltd. (“JS Powertrain”) was an added party to the agreement. Pursuant to the agreement the parties convey to each other certain rights in intellectual property relating to Hyzon’s core fuel cell and mobility product technologies, under which Hyzon was to pay JS Horizon and JS Powertrain a total fixed payment of $10.0 million. As of March 31, 2022, the full $10.0 million has been paid, $6.9 million was paid in 2021 and the remaining $3.1 million was paid in February 2022.
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

The related party liability to Horizon and its affiliates is $0.6 million and $3.7 million as of March 31, 2022 and December 31, 2021, respectively.

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

The Company currently owns 50.5% of the equity interests of Hyzon Europe. On December 31, 2021, Hyzon executed a non-binding Letter of Intent (“LOI”) with Holthausen to increase its stake to 75% in Hyzon Europe. Concurrent with the signing of this LOI, a €1.0 million refundable deposit was paid to Holthausen, approximately $1.1 million in U.S. dollars (“USD”). This deposit is recorded in the unaudited Consolidated Balance Sheets in Prepaid expenses and other current assets.

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

For the three months ended March 31, 2022, the Company paid $0.1 million to Carl Holthausen and Max Holthausen as managing directors of Hyzon Europe.

As of March 31, 2022 and December 31, 2021, the Company has a net related party receivable in the amount of $0.4 million and $0.3 million, respectively from Holthausen.

Note 16. Loss per share

The following table presents the information used in the calculation of the Company’s basic and diluted loss per share attributable to Hyzon common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net loss attributable to Hyzon	$(6,523)	$(8,147)
Weighted average shares outstanding:
Basic	247,940	166,201
Effect of dilutive securities	—	—
Diluted	247,940	166,201
Loss per share attributable to Hyzon:
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)

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

Note 17. Subsequent Events

Global NRG H2 Limited

The Company owns common shares, participation rights, and options to purchase additional common shares in Global NRG H2 Limited (“NRG”). The Company does not have control and does not have the ability to exercise significant influence over the operating and financial policies of this entity. The Company’s investment in NRG was $2.5 million as of December 31, 2021, which was fully impaired during the quarter ended June 30, 2022.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion is intended to supplement, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report filed on Form 10-K/A. Unless the context otherwise requires, all references in this section to “Hyzon,” “we,” “us,” and “our” are intended to mean the business and operations of Hyzon Motors Inc. and its consolidated subsidiaries following the consummation of the Business Combination and to Legacy Hyzon and its consolidated subsidiaries prior to the Business Combination.

Restatement

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) has been adjusted to give effect to the Restatement of the unaudited consolidated financial statements for the period ended March 31, 2022. For additional information and a detailed discussion of the Restatement, refer to the Explanatory Note and Note 2. Restatement of Previously Issued Financial Statements to the consolidated financial statements.

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

Key Trends and Uncertainties

We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors” included in our Annual Report filed on Form 10-K/A for the year ended December 31, 2021.

Commercial Launch of Hyzon-branded commercial vehicles and other hydrogen solutions

We reported $2.9 million of revenue from hydrogen fuel cell system sales in the United States and FCEVs in China for the three months ended March 31, 2022; however, our business model has yet to be proven. Prior to full commercialization of our commercial vehicle business at scale, we must complete the construction of required manufacturing facilities and achieve research and development milestones. We must establish and operate facilities capable of producing our hydrogen fuel cell systems or assembling our hydrogen-powered commercial vehicles in appropriate volumes and at competitive costs.

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

Results of Operations

The following table sets forth our historical operating results for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue	$2,888	$—	$2,888	N/M
Operating expense:
Cost of revenue	653	—	653	N/M
Research and development	6,936	627	6,309	1006%
Selling, general, and administrative	19,752	3,146	16,606	528%
Total operating expenses	27,341	3,773	23,568	625%
Loss from operations	(24,453)	(3,773)	(20,680)	548%
Other income (expense):
Change in fair value of private placement warrant liability	1,523	—	1,523	N/M
Change in fair value of earnout liability	3,241	—	3,241	N/M
Change in fair value of equity securities	12,530	—	12,530	N/M
Foreign currency exchange loss and other expense	(1,150)	(28)	(1,122)	4007%
Interest income (expense), net	17	(4,588)	4,605	(100)%
Total other income (expense)	16,161	(4,616)	20,777	(450)%
Net loss before income taxes	(8,292)	(8,389)	97	(1)%
Income tax expense	526	—	526	N/M
Net loss	$(8,818)	$(8,389)	$(429)	5%
Less: Net loss attributable to noncontrolling interest	(2,295)	(242)	(2,053)	848%
Net loss attributable to Hyzon	$(6,523)	$(8,147)	$1,624	(20)%

Three Months Ended March 31, 2022 and 2021

Hyzon was formed and commenced operations on January 21, 2020. As a result, we have a very limited operating history from inception and limited prior period comparable information available to be presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Hyzon.”
Revenue. Revenue for the three months ended March 31, 2022 was $2.9 million, and represents sales of fuel cell systems in the United States and FCEVs in China. We did not generate revenue for the three months ended March 31, 2021.

Operating Expenses. Operating expenses for the three months ended March 31, 2022 were $27.3 million compared to $3.8 million for the three months ended March 31, 2021. Operating expenses consist of cost of revenue, research and development expenses and selling, general and administrative expenses.

Cost of Revenue. Cost of revenue includes direct materials, labor costs, allocated overhead costs related to the manufacturing and retrofitting of hydrogen FCEVs, fuel cell systems, and estimated warranty costs. Cost of revenue for the three months ended March 31, 2022 was $0.7 million. The total cost of FCEVs delivered to the customer in China was recorded within Cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss in 2021 since control of such FCEVs was transferred to the customer prior to December 31, 2021. We did not generate revenue for the three months ended March 31, 2021 and therefore had no cost of revenue for the three months ended March 31, 2021.

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

Research and development expenses were $6.9 million and $0.6 million in the three months ended March 31, 2022 and 2021, respectively. The increase was primarily due to $3.5 million in higher personnel costs in developing our research and development expertise in vehicle design, vehicle software, fuel cell system, and electric powertrain. The remaining increase of $2.8 million was primarily due to the advancing development of current and next generation hydrogen powered fuel cell systems, the design and development of electric powertrain, and the integration of those systems into various mobility applications. We expect research and development expenses to continue to increase significantly going forward as we build out our research facilities and organization.

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

Selling, general, and administrative expenses were $19.8 million and $3.1 million in the three months ended March 31, 2022 and 2021, respectively. The increase was primarily due to $5.1 million in higher legal, accounting and consulting fees, $4.5 million in higher salary and related expenses, $2.6 million in higher insurance expense and $0.9 million in higher stock compensation expense. In addition, we incurred additional $2.0 million in IT, rent, travel and other office related expenses to support business growth. We incurred greater selling, general, and administrative expense in the first quarter of 2022 as the Company continues to build out its corporate infrastructure, including accounting, audit, legal, regulatory and tax-related services. The increase in selling, general and administrative costs also resulted from director and officer insurance costs, investor and public relations costs.

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

Foreign Currency Exchange Loss. Foreign currency exchange loss represents exchange rate gains and losses related to all transactions denominated in a currency other than our or our subsidiary’s functional currencies. Foreign currency exchange loss was $1.2 million in the three months ended March 31, 2022 compared to negligible expense in the three months ended March 31, 2021, as there were few transactions in foreign currencies in the prior period. We are subject to foreign currency risk as we continue to expand our geographic footprint.

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

Net loss attributable to noncontrolling interests was $2.3 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The change in the comparative periods is the result of increased activities in our Netherlands joint venture and the creation of a joint venture in Foshan, China in October 2021.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss	$(8,818)	$(8,389)
Interest (income) expense, net	(17)	4,588
Income tax expense	526	—
Depreciation and amortization	904	129
EBITDA	$(7,405)	$(3,672)
Adjusted for:
Change in fair value of private placement warrant liability	(1,523)	—
Change in fair value of earnout liability	(3,241)	—
Change in fair value of equity securities	(12,530)	—
Stock-based compensation	1,193	290
Regulatory and legal matters (1)	2,730	—
Adjusted EBITDA	$(20,776)	$(3,382)
(1)Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the short-seller analyst article from September 2021, and investigations and litigation related thereto.

Liquidity and Capital Resources

The Company has incurred losses from operations since inception. The Company incurred net losses of $8.8 million and $8.4 million for the three months ended March 31, 2022 and 2021, respectively. Net cash used in operating activities was $30.1 million and $9.5 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had $407.3 million in unrestricted cash and positive working capital of $436.6 million. The Business Combination closed on July 16, 2021, generated proceeds of approximately $509.0 million of cash, net of transaction costs and redemptions. We believe that our current cash balance will provide adequate liquidity during the 12-month period from the issuance of these unaudited consolidated financial statements.

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

Cash Flows

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(30,096)	$(9,470)
Net cash used in investing activities	(3,895)	(4,073)
Net cash (used in) provided by financing activities	(3,389)	44,603

Cash Flows for the Three Months Ended March 31, 2022 and March 31, 2021

Cash Flows from Operating Activities

Net cash used in operating activities was $30.1 million for the three months ended March 31, 2022, as compared to $9.5 million for the three months ended March 31, 2021. The cash flows used in operating activities for the three months ended March 31, 2022 was primarily driven by a net loss of $8.8 million and adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash gain adjustments consisted of changes in fair value of the private placement warrant liability of $1.5 million, earnout liability of $3.2 million, and equity securities of $12.5 million. These non-cash gain adjustments were partially offset by $1.2 million stock-based compensation expense and $0.9 million in depreciation and amortization. Changes in operating assets and liabilities were primarily driven by $1.7 million in prepayments for vehicle inventory, production equipment, other supplier deposits and D&O insurance, and a change of $7.5 million in inventory balances, offset by an increase in accrued liabilities of $3.4 million and accounts receivable of $2.2 million. Net cash used in operating activities for the three months ended March 31, 2021 was primarily driven by recording a net loss of $8.4 million and adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash loss adjustments primarily consisted of a noncash interest expense of $4.5 million. These non-cash loss adjustments were partially offset by $7.0 million for prepayments for vehicle inventory, production equipment, and other supplier deposits and $1.5 million in payables and accrued liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.9 million for the three months ended March 31, 2022, as compared to $4.1 million for the three months ended March 31, 2021. The decrease of the cash flows used in investing activities for the three months ended March 31, 2022 were primarily driven by $0.4 million cash paid for property and equipment and offset by $0.3 million deposit paid in advance for capital expenditures.

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

Contractual Obligations and Commitments

For the three months ended March 31, 2022, there were no material changes outside the ordinary course of business within the Contractual Obligations table as previously disclosed in our Annual Report filed on Form 10-K/A for the year ended December 31, 2021.

Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies and Estimates
Our unaudited consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s applications of accounting policies. Certain policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by management to determine appropriate assumptions to be used in certain estimates; as a result, they are subject to an inherent degree of uncertainty and are considered critical. Accordingly, we believe the following policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

There have been no substantial changes to these estimates, or the policies related to them during the three months ended March 31, 2022. For a full discussion of these estimates and policies, see "Critical Accounting Policies and Estimates" in Item 7 of our Annual Report filed on Form 10-K/A for the year ended December 31, 2021.

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

For the three months ended March 31, 2022, the Company paid $0.1 million to Carl Holthausen and Max Holthausen as managing directors of Hyzon Europe.

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

Our Chief Executive Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2022. Based on such evaluation, our Chief Executive Officer has concluded that as of March 31, 2022 our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

In light of the material weaknesses described below, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the ineffectiveness of our disclosure controls and procedures as well as material weaknesses in our internal control over financial reporting as of March 31, 2022, the consolidated financial statements for the periods covered by and included in this Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.

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

Those control deficiencies resulted in material misstatements that were identified and corrected in the consolidated financial statements as of and for the period ended March 31, 2022 primarily affecting revenue, cost of revenue, inventory, contract liabilities, and selling, general, and administrative expenses, as further described in Note 2. Restatement of Previously Issued Financial Statements to the consolidated financial statements. Because there is a reasonable possibility that material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded that these deficiencies represent material weaknesses in our internal control over financial reporting and that our internal control over financial reporting was not effective as of March 31, 2022.

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

(d) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A.    Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A, that could materially affect our business, financial condition or future results. There have not been any material changes to the risk factors described in our 2021 Form 10-K as amended, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

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