Form 10-Q
period 2022-06-30
Hyzon Motors Inc.
filed 2023-05-01
CIK 1716583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of March 31, 2023, 244,561,073 shares of Class A Common Stock, par value $0.0001 per share, were issued and outstanding.

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

Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to, those described below and under the section entitled “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on March 14, 2023, and in subsequent reports that we file with the SEC, including this Form 10-Q for the quarter ended June 30, 2022:
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

•disruptions to the global supply chain, including as a result of the COVID-19 pandemic, the war in Ukraine and geopolitical events, and shortage of raw materials, and the related impacts on our third party suppliers and assemblers;

•our ability to maintain the listing of our common stock on NASDAQ;

•our ability to raise financing in the future;

•our ability to retain or recruit, or changes required in, our officers, key employees or directors;

•cybersecurity threats and breaches and compliance with privacy and data protection laws;

•our ability to protect, defend, or enforce intellectual property on which we depend; and

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

Hyzon Motors, Inc.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$363,941	$445,146
Accounts receivable	15	2,956
Related party receivable	22	264
Inventory	40,134	20,927
Prepaid expenses and other current assets	24,490	26,852
Total current assets	428,602	496,145
Property, plant, and equipment, net	21,240	14,346
Right-of-use assets	10,315	10,265
Investments in equity securities	15,030	4,948
Other assets	5,727	4,575
Total Assets	$480,914	$530,279
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,771	$7,980
Accrued liabilities	10,918	6,770
Related party payables	184	3,695
Contract liabilities	2,056	10,925
Current portion of lease liabilities	2,406	1,886
Total current liabilities	23,335	31,256
Long term liabilities
Lease liabilities	8,572	8,830
Private placement warrant liability	5,290	15,228
Earnout liability	34,424	103,761
Deferred income taxes	526	—
Other liabilities	6,155	1,139
Total liabilities	78,302	160,214
Commitments and contingencies (Note 11)
Stockholders’ Equity
Common stock, $0.0001 par value; 400,000,000 shares authorized, 248,006,857 and 247,758,412 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	25	25
Additional paid-in capital	403,424	400,826
Retained earnings (accumulated deficit)	9,064	(26,412)
Accumulated other comprehensive (loss) income	(140)	378
Total Hyzon Motors Inc. stockholders’ equity	412,373	374,817
Noncontrolling interest	(9,761)	(4,752)
Total Stockholders’ Equity	402,612	370,065
Total Liabilities and Stockholders’ Equity	$480,914	$530,279

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$46	$—	$2,934	$—
Operating expense:
Cost of revenue	1,370	—	2,023	—
Research and development	10,483	3,473	17,419	4,099
Selling, general, and administrative	20,065	5,800	39,817	8,946
Total operating expenses	31,918	9,273	59,259	13,045
Loss from operations	(31,872)	(9,273)	(56,325)	(13,045)
Other income (expense):
Change in fair value of private placement warrant liability	8,415	—	9,938	—
Change in fair value of earnout liability	66,096	—	69,337	—
Gain (loss) on equity securities	(2,448)	—	10,082	—
Foreign currency exchange loss and other expense	(1,454)	(30)	(2,604)	(59)
Interest income (expense), net	54	(407)	71	(4,995)
Total other income (expense)	70,663	(437)	86,824	(5,054)
Net income (loss) before income taxes	38,791	(9,710)	30,499	(18,099)
Income tax expense	—	—	526	—
Net income (loss)	$38,791	$(9,710)	$29,973	$(18,099)
Less: Net loss attributable to noncontrolling interest	(3,208)	(289)	(5,503)	(531)
Net income (loss) attributable to Hyzon	$41,999	$(9,421)	$35,476	$(17,568)
Comprehensive income (loss):
Net income (loss)	$38,791	$(9,710)	$29,973	$(18,099)
Foreign currency translation adjustment	(235)	(55)	(24)	(86)
Comprehensive income (loss)	$38,556	$(9,765)	$29,949	$(18,185)
Less: Comprehensive loss attributable to noncontrolling interest	(2,840)	(287)	(5,009)	(520)
Comprehensive income (loss) attributable to Hyzon	$41,396	$(9,478)	$34,958	$(17,665)
Net income (loss) per share attributable to Hyzon:
Basic	$0.17	$(0.06)	$0.14	$(0.11)
Diluted	$0.16	$(0.06)	$0.14	$(0.11)
Weighted average common shares outstanding:
Basic	248,056	166,249	247,999	166,225
Diluted	258,265	166,249	258,772	166,225

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Legacy Common Stock		Common Stock Class A		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Hyzon Motors Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	247,758,412	$25	$400,826	$(26,412)	$378	$374,817	$(4,752)	$370,065
Exercise of stock options	—	—	30,008	—	34	—	—	34	—	34
Stock-based compensation	—	—	—	—	1,193	—	—	1,193	—	1,193
Vesting of RSUs	—	—	64,815	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(160)	—	—	(160)	—	(160)
Common stock issued for the cashless exercise of warrants	—	—	28,333	—	—	—	—	—	—	—
Repurchase of warrants	—	—	—	—	(31)	—	—	(31)	—	(31)
Net loss attributable to Hyzon	—	—	—	—	—	(6,523)	—	(6,523)	—	(6,523)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(2,295)	(2,295)
Foreign currency translation income	—	—	—	—	—	—	85	85	126	211
Balance as of March 31, 2022	—	—	247,881,568	25	401,862	(32,935)	463	369,415	(6,921)	362,494
Exercise of stock options	—	—	5,316	—	6	—	—	6	—	6
Stock-based compensation	—	—	—	—	1,859	—	—	1,859	—	1,859
Vesting of RSUs	—	—	103,957	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(303)	—	—	(303)	—	(303)
Common stock issued for the cashless exercise of warrants	—	—	16,016	—	—	—	—	—	—	—
Net income attributable to Hyzon	—	—	—	—	—	41,999	—	41,999	—	41,999
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(3,208)	(3,208)
Foreign currency translation income (loss)	—	—	—	—	—	—	(603)	(603)	368	(235)
Balance as of June 30, 2022	—	$—	248,006,857	$25	$403,424	$9,064	$(140)	$412,373	$(9,761)	$402,612

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Legacy Common Stock		Common Stock Class A		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Hyzon Motors Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	93,750,000	$94	—	$—	$29,045	$(14,271)	$(16)	$14,852	$(91)	$14,761
Retroactive application of recapitalization	(93,750,000)	(94)	166,125,000	17	77	—	—	—	—	—
Adjusted balance, beginning of period	—	—	166,125,000	17	29,122	(14,271)	(16)	14,852	(91)	14,761
Exercise of stock options	—	—	115,189	—	187	—	—	187	—	187
Stock-based compensation	—	—	—	—	290	—	—	290	—	290
IP transaction - deemed distribution	—	—	—	—	(10,000)	—	—	(10,000)	—	(10,000)
Net loss attributable to Hyzon	—	—	—	—	—	(8,147)	—	(8,147)	—	(8,147)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(242)	(242)
Foreign currency translation income (loss)	—	—	—	—	—	—	(38)	(38)	9	(29)
Balance at March 31, 2021	—	—	166,240,189	17	19,599	(22,418)	(54)	(2,856)	(324)	(3,180)
Exercise of stock options	—	—	17,711	—	3	—	—	3	—	3
Stock-based compensation	—	—	—	—	526	—	—	526	—	526
Net loss attributable to Hyzon	—	—	—	—	—	(9,421)	—	(9,421)	—	(9,421)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(289)	(289)
Foreign currency translation income (loss)	—	—	—	—	—	—	(41)	(41)	2	(39)
Balance as of June 30, 2021	—	$—	166,257,900	$17	$20,128	$(31,839)	$(95)	$(11,789)	$(611)	$(12,400)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$29,973	$(18,099)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,606	369
Stock-based compensation	3,052	877
Deferred income tax expense	526	—
Noncash interest expense	—	4,901
Fair value adjustment of private placement warrant liability	(9,938)	—
Fair value adjustment of earnout liability	(69,337)	—
(Gain) loss on equity securities	(10,082)	—
Equity method investment loss	30	—
Changes in operating assets and liabilities:
Accounts receivable	2,920	(1,150)
Inventory	(19,009)	(1,053)
Prepaid expenses and other current assets	1,794	(8,723)
Other assets	(430)	(164)
Accounts payable	(214)	839
Accrued liabilities	4,424	2,486
Related party payables, net	(118)	(899)
Contract liabilities	(3,762)	1,237
Other liabilities	(315)	(105)
Net cash used in operating activities	(68,880)	(19,484)
Cash Flows from Investing Activities:
Purchases of property and equipment	(7,652)	(6,685)
Advanced payments for capital expenditures	—	(2,224)
Investment in equity securities	—	(123)
Net cash used in investing activities	(7,652)	(9,032)
Cash Flows from Financing Activities:
Exercise of stock options	40	190
Payment of finance lease liability	(181)	(76)
Debt issuance costs	—	(133)
Proceeds from issuance of convertible notes	—	45,000
Net share settlement of equity awards	(463)	—
Payment under Horizon IP agreement	(3,146)	—
Repurchase of warrants	(31)	—
Deferred transaction costs	—	(514)
Net cash (used in) provided by financing activities	(3,781)	44,467
Effect of exchange rate changes on cash	(140)	(66)
Net change in cash, cash equivalents, and restricted cash	(80,453)	15,885
Cash, cash equivalents, and restricted cash — Beginning	449,365	17,139
Cash, cash equivalents, and restricted cash — Ending	$368,912	$33,024
Supplemental schedule of non-cash investing activities and financing activities:
Horizon license agreement payable	—	10,000
Transaction costs included in accrued expenses	—	2,758

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of Business and Basis of Presentation

Description of Business

Hyzon Motors Inc. (“Hyzon” or the “Company”), headquartered in Honeoye Falls, New York, is commercializing its proprietary heavy-duty fuel cell technology through manufacturing and retrofitting heavy-duty hydrogen fuel cell electric vehicles (“FCEVs”) in the United States, Europe, and Australia. In addition, Hyzon builds and fosters a clean hydrogen supply ecosystem with leading partners from feedstocks through production, dispensing, and financing. The Company is majority-owned by Hymas Pte. Ltd. (“Hymas”), a Singapore company, which is majority-owned but indirectly controlled by Horizon Fuel Cell Technologies PTE Ltd., a Singapore company (“Horizon”).

Business Combination and Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the requirements and rules of the SEC regarding interim reporting. Certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited interim consolidated financial statements should be read in connection with the Company’s audited consolidated financial statements and related notes included in the Company’s amended Annual Report filed on Form 10-K/A for the year ended December 31, 2021.

The Company’s unaudited interim consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries including variable interest entity arrangements in which the Company is the primary beneficiary. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation for the periods presented. Results of operations reported for interim periods presented are not necessarily indicative of results for the entire year or any other periods.

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

Liquidity

The Company generated net income of $38.8 million and $30.0 million for the three and six months ended June 30, 2022, respectively. The Company incurred net losses of $9.7 million and $18.1 million for the three and six months ended June 30, 2021, respectively. Retained earnings amounted to $9.1 million and accumulated deficit amounted to $26.4 million as of June 30, 2022 and December 31, 2021, respectively. Net cash used in operating activities was $68.9 million and $19.5 million for the six months ended June 30, 2022 and 2021, respectively.

On July 16, 2021, the Company received $509.0 million in cash, net of redemption and transaction costs as a result of the Business Combination. As of June 30, 2022, the Company has $363.9 million in unrestricted cash and cash equivalents and $5.0 million in restricted cash. Restricted cash is pledged as security for letters of credit or other collateral amounts established by the Company for certain lease obligations, corporate credit cards, and other contractual arrangements. The Company’s restricted cash is included within Other assets in the unaudited interim Consolidated Balance Sheets.

As an early stage growth company, the Company expects to continue to incur net losses in the near term. As the Company commenced its internal restructuring effort in 2022, the primary focuses are the advancement of its proprietary fuel cell technology and development and commercialization of single heavy duty commercial vehicle platform in each region by leveraging third party contracted manufacturers. Until the Company can generate sufficient revenue from product sales, retrofit services or lease arrangements to cover operating expenses, working capital and capital expenditures, the Company will need to raise additional capital. The Company expects to fund cash needs through a combination of equity and debt financing, including lease securitization, strategic collaborations, and licensing arrangements. If the Company cannot raise additional funds when needed, our financial condition, business, prospects, and results of operations could be materially adversely affected.

These financial statements have been prepared by management in accordance with U.S. GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty. As of the date of this Quarterly Report on Form 10-Q, management believes that the Company’s existing financial resources will be sufficient to execute its operating priorities for the next 12 months following the issuance date of these unaudited interim financial statements. As of March 31, 2023, unrestricted cash, cash equivalents, and short-term investments were approximately $210 million.

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

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3. Summary of Significant Accounting Policies, in the Company’s consolidated financial statements included in the Company’s amended Annual Report filed on Form 10-K/A for the year ended December 31, 2021.

Except for the policy noted below, there have been no material changes to the significant accounting policies for the six months ended June 30, 2022.

Cash Equivalents
The Company’s cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash with original maturities of three months or less. Due to their short-term nature, the amortized cost of the Company’s cash equivalents approximate fair value. As of June 30, 2022, the Company’s cash equivalents consisted of money market funds totaling $100.0 million. The Company did not have any cash equivalents as of December 31, 2021.

Note 3. Revenue

The Company recognized negligible revenue and $2.9 million in sales of hydrogen fuel cell systems in the United States, sales of FCEVs in China, and retrofit services in Europe for the three and six months ended June 30, 2022, respectively. The Company did not recognize any revenue for the three and six months ended June 30, 2021.

In accordance with ASC 606, the Company is required to evaluate customers’ ability and intent to pay substantially all of the consideration to which the Company is entitled in exchange for the vehicles transferred to the customer, i.e., collectability of contracts with customers. The customer in China, to which the Company delivered 62 FCEVs in 2021, is a special purpose entity established in response to China’s national hydrogen fuel cell vehicle pilot program. While in the Company’s estimation the customer has strong business plans and management teams, in consideration of the customer’s limited operating history and extended payment terms in their contracts, the Company determined the collectability criterion is not met with respect to contract existence under ASC 606, and therefore, an alternative method of revenue recognition has been applied to the arrangement. The $2.5 million of revenue recognized under this arrangement in the six months ended June 30, 2022 is equal to the remaining consideration received after satisfying local government VAT obligations, as such amounts are non-refundable and the Company has transferred control of the 62 FCEVs to which the consideration relates and has stopped transferring goods or services to the customer. The Company will continue to monitor the customer and evaluate the collectability criterion as of each reporting period. The total cost of FCEVs delivered to the customer in China was recorded within Cost of revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss) in 2021 since control of such FCEVs was transferred to the customer prior to December 31, 2021.

Contract Balances

Contract liabilities relate to the advance consideration invoiced or received from customers for products and services prior to satisfying a performance obligation or in excess of amounts allocated to a previously satisfied performance obligation.

The current portion of contract liabilities is recorded within Contract liabilities in the Consolidated Balance Sheets and totaled $2.1 million and $10.9 million as of June 30, 2022 and December 31, 2021, respectively. The long-term portion of contract liabilities is recorded within Other liabilities in the Consolidated Balance Sheets and totaled $6.0 million and $1.0 million as of June 30, 2022 and December 31, 2021, respectively. As part of efforts to exit certain customer contracts, the Company refunded $1.3 million to customers in the third and fourth quarters of 2022.

Remaining Performance Obligations

The transaction price associated with remaining performance obligations for commercial vehicles and other contracts with customers was $15.4 million as of June 30, 2022. The Company expects to recognize approximately 5% of its remaining performance obligations as revenue over the twelve months after June 30, 2022.

Note 4. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$26,196	$16,099
Work in process	13,938	4,828
Total inventory	$40,134	$20,927

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Deposit for fuel cell components (Note 14)	$9,420	$5,008
Vehicle inventory deposits	9,010	10,171
Production equipment deposits	582	1,169
Other prepaid expenses	3,024	3,266
Prepaid insurance	865	5,079
VAT receivable from government	1,589	2,159
Total prepaid expenses and other current assets	$24,490	$26,852

Note 6. Property, Plant, and Equipment, net

Property, plant, and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Land and building	$2,818	$2,818
Machinery and equipment	12,731	8,827
Software	1,687	507
Leasehold improvements	1,225	746
Construction in progress	4,640	2,139
Total Property, plant, and equipment	23,101	15,037
Less: Accumulated depreciation and amortization	(1,861)	(691)
Property, plant and equipment, net	$21,240	$14,346

Depreciation and amortization expense totaled $0.7 million and $1.3 million for the three and six months ended June 30, 2022, respectively. Depreciation and amortization expense totaled $0.2 million for the three and six months ended June 30, 2021, respectively.

Note 7. Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Payroll and payroll related expenses	$3,324	$2,250
Accrued professional fees	2,398	2,450
Accrued product warranty cost	826	816
Accrued contract manufacturer costs	1,446	—
Other accrued expenses	2,924	1,254
Accrued liabilities	$10,918	$6,770

Note 8. Investments in Equity Securities

The Company owns common shares, participation rights, and options to purchase additional common shares in certain private companies. On a non-recurring basis, the carrying value is adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments in the same issuer or an impairment.

Included in Gain (loss) on equity securities in the unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2022 is a $12.5 million gain related to the equity investment in Raven SR, Inc. (“Raven”). The investment in Raven’s common shares and options were initially accounted for at cost of $2.5 million. In March 2022, there was an observable change in price of Raven’s common shares. The change in observable price of Raven’s common shares also results in a remeasurement of the investment in Raven’s options as of the date that the observable transaction took place. The fair value of the investment in Raven’s common shares was determined based on observable market prices of identical instruments in less active markets and is classified accordingly as Level 2 in the fair value hierarchy. Due to certain anti-dilution rights included in the options held by the Company, the fair value was determined utilizing a Monte-Carlo simulation model. Accordingly, this was determined to be a Level 3 measurement in the fair value hierarchy. The most significant assumptions in the model included the transaction price of the underlying common shares at the transaction date, expected volatility, risk free rate, and certain assumptions around the likelihood, size, and timing of potential future equity raises by Raven. As of March 31, 2022, the period end in which the observable change in price occurred, the Company determined the fair value of the investment in Raven’s common shares and options to be $6.5 million and $8.5 million, respectively.

Additionally, included in Gain (loss) on equity securities in the unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2022 is a $2.4 million impairment loss related to the Company’s investment in Global NRG H2 Limited (“NRG”), a New Zealand corporation, equal to the initial cost basis. In accordance with ASC 321, Investments - Equity Securities (“ASC 321”), the investment in NRG does not have a readily determinable fair value and is measured at cost minus impairment, which requires the Company to evaluate on an ongoing basis whether an investment has been impaired based on qualitative factors. The Company impaired NRG due to the investee’s lack of progress in developing its plans and operating performance.

The following table summarizes the total carrying value of held securities, measured as the total initial cost plus cumulative net gain (loss) (in thousands):

	June 30, 2022	December 31, 2021
Total initial cost basis	$4,948	$4,948
Adjustments:
Cumulative unrealized gain	12,530	—
Cumulative impairment	(2,448)	—
Carrying amount, end of period	$15,030	$4,948

The following table summarizes unrealized gain and impairment recorded in Other income (expense) in the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss), which are included as adjustments to the carrying value of equity securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized gain on equity securities	$—	$—	$12,530	$—
Cumulative impairment	(2,448)	—	(2,448)	—
Total unrealized gain and impairment on equity securities	$(2,448)	$—	$10,082	$—

Note 9. Income Taxes

For the six months ended June 30, 2022, the Company recorded a net discrete tax expense of $0.5 million primarily associated with the establishment of a deferred tax liability that is not expected to offset available deferred tax assets. The Company did not record a provision for income taxes for the three months ended June 30, 2022, because the Company generated tax losses. The Company did not record a provision for income taxes for the three and six months ended June 30, 2021 because the Company generated tax losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses all available evidence, both positive and negative, to determine the amount of any required valuation allowance within each taxing jurisdiction. Full valuation allowances have been established for the Company’s operations in all jurisdictions. As of June 30, 2022, and December 31, 2021, the Company had net deferred tax assets of approximately $31.8 million and $23.0 million, respectively, each of which was fully offset by a valuation allowance.

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its positions. The Company is subject to income tax examinations by taxing authorities in the countries in which it operates since inception.

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

As of June 30, 2022, and December 31, 2021, the carrying amount of accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate estimated fair value due to their relatively short maturities.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$100,000	$—	$—	$100,000
Liabilities:
Warrant liability – Private Placement Warrants	$—	$5,290	$—	$5,290
Earnout shares liability	—	—	34,424	34,424

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability – Private Placement Warrants	$—	$15,228	$—	$15,228
Earnout shares liability	—	—	103,761	103,761

Cash Equivalents

The Company’s cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash with original maturities of three months or less. As of June 30, 2022, the Company has $100.0 million invested in money market funds.

Earnout to Common Stockholders

The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model. The inputs into the Monte-Carlo pricing model included significant unobservable inputs. The following table provides quantitative information regarding Level 3 fair value measurement inputs:

	June 30, 2022	December 31, 2021
Stock price	$2.94	$6.49
Risk-free interest rate	3.0%	1.2%
Volatility	95.0%	90.0%
Remaining term (in years)	4.04	4.54

The following table presents the changes in the liabilities for Private Placement Warrants and Earnout for the six months ended June 30, 2022 (in thousands):

	Private Placement Warrants	Earnout
Balance as of December 31, 2021	$15,228	$103,761
Change in estimated fair value	(9,938)	(69,337)
Balance as of June 30, 2022	$5,290	$34,424

The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded.

Note 11. Commitments and Contingencies

Legal Proceedings

The Company is subject to, and may become a party to, a variety of litigation, other claims, suits, indemnity demands, regulatory actions, and government investigations and inquiries in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. The Company accrues for matters when we believe that losses are probable and can be reasonably estimated. As the outcome of individual matters is not predictable with assurance, the assessments are based on the Company’s knowledge and information available at the time; thus, the ultimate outcome of any matter could require payment substantially in excess of the amount being accrued and/or disclosed. The Company is party to current legal proceedings as discussed more fully below.

Shareholder Securities and Derivative Litigation

Three related putative securities class action lawsuits were filed between September 30, 2021 and November 15, 2021, in the U.S. District Court for the Western District of New York against the Company, certain of the Company’s current and former officers and directors and certain former officers and directors of DCRB (Kauffmann v. Hyzon Motors Inc., et al. (No. 21- cv-06612-CJS), Brennan v. Hyzon Motors Inc., et al. (No. 21-cv-06636-CJS), and Miller v. Hyzon Motors Inc. et al. (No. 21-cv-06695-CJS)), asserting violations of federal securities laws. The complaints generally allege that the Company and individual defendants made materially false and misleading statements relating to the nature of the Company’s customer contracts, vehicle orders, and sales and earnings projections, based on allegations in a report released on September 28, 2021, by Blue Orca Capital, an investment firm that indicated that it held a short position in the Company’s stock and which has made numerous allegations about the Company. These lawsuits have been consolidated under the caption In re Hyzon Motors Inc. Securities Litigation (Case No. 6:21-cv-06612-CJS-MWP), and on March 21, 2022, the court-appointed lead plaintiff filed a consolidated amended complaint seeking monetary damages. The Company and individual defendants moved to dismiss the consolidated amended complaint on May 20, 2022, and the court-appointed lead plaintiff filed its opposition to the motion on July 19, 2022. The court-appointed lead plaintiff filed an amended complaint on March 21, 2022, and a second amended complaint on September 16, 2022. Briefing regarding the Company and individual defendants’ anticipated motion to dismiss the second amended complaint has been stayed pending a scheduled, non-binding mediation among the parties. There is no assurance that the mediation will proceed as scheduled, or that, if mediation occurs, any or all parties will reach a settlement.

Between December 16, 2021, and January 14, 2022, three related shareholder derivative lawsuits were filed in the U.S. District Court for the Western District of New York (Lee v. Anderson et al. (No. 21-cv-06744-CJS), Révész v. Anderson et al. (No. 22-cv-06012-CJS), and Shorab v. Anderson et al. (No. 22-cv-06023-CJS)). These three lawsuits have been consolidated under the caption In re Hyzon Motors Inc. Derivative Litigation (Case No. 6:21-cv-06744-CJS). On February 2, 2022, a similar shareholder derivative lawsuit was filed in the U.S. District Court for the District of Delaware (Yellets v. Gu et al. (No. 22-cv-00156)). On February 3, 2022, a similar shareholder derivative lawsuit was filed in the Supreme Court of the State of New York, Kings County (Ruddiman v. Anderson et al. (No. 503402/2022)). On February 13, 2023, a similar shareholder derivative lawsuit was filed in the Delaware Court of Chancery (Kelley v. Knight et al. (C.A. No. 2023-0173)). These lawsuits name as defendants the Company’s current and former directors and certain former directors of DCRB, along with the Company as a nominal defendant, and generally allege that the individual defendants breached their fiduciary duties by making or failing to prevent the misrepresentations alleged in the consolidated securities class action, and assert claims for violations of federal securities laws, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and/or waste of corporate assets. These lawsuits generally seek equitable relief and monetary damages. With the exception of the recently filed action in the Delaware Court of Chancery, each of the shareholder derivative actions has been stayed or the parties have jointly requested that it be stayed pending a decision regarding the anticipated motion to dismiss in the consolidated securities class action.

On March 18, 2022, a putative class action complaint, Malork v. Anderson et al. (C.A. No. 2022-0260- KSJM), was filed in the Delaware Court of Chancery against certain officers and directors of DCRB, DCRB’s sponsor, and certain investors in DCRB’s sponsor, alleging that the director defendants and controlling shareholders of DCRB’s sponsor breached their fiduciary duties in connection with the merger between DCRB and Legacy Hyzon. The complaint seeks equitable relief and monetary damages. On May 26, 2022, the defendants in this case moved to dismiss the complaint. On August 2, 2022, the plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on August 15, 2022.

Between January 26, 2022 and August 22, 2022, Hyzon received demands for books and records pursuant to Section 220 of the Delaware General Corporation Law from four stockholders who state they are investigating whether to file similar derivative or stockholder lawsuits, among other purposes. On May 31, 2022, one of these four stockholders represented that he had concluded his investigation and did not intend to file a complaint. On November 18, 2022, a second of the four stockholders filed a lawsuit in the Delaware Court of Chancery (Abu Ghazaleh v. Decarbonization Plus Acquisition Sponsor, LLC et al. (C.A. No. 2022-1050)), which was voluntarily dismissed shortly thereafter on December 1, 2022. On February 13, 2023, a third of these four shareholders filed a derivative lawsuit in the Delaware Court of Chancery (Kelley v. Knight et al. (C.A. No. 2023-0173)). The complaint asserts claims for breach of fiduciary duty and generally alleges that the individual defendants breached their fiduciary duties by making or failing to prevent misrepresentations including those alleged in the consolidated securities class action and the report released by Blue Orca Capital. As with the previously filed shareholder derivative lawsuits, the complaint seeks equitable relief and monetary damages.

On April 18, 2023, the Company received a demand for books and records pursuant to Section 220 of the Delaware General Corporation Law from a stockholder seeking to investigate possible breaches of fiduciary duty or other misconduct or wrongdoing by the Company's controlling stockholder, Hymas Pte. Ltd. ("Hymas"), Hyzon's board of directors (the "Board") and/or certain members of Hyzon's senior management team in connection with the Company's entrance into (i) an equity transfer agreement (the "Equity Transfer") with certain entities affiliated with the Company, and (ii) the share buyback agreement with the Hymas (the "Share Buyback" and, together with the Equity Transfer, the "Transactions") as reported by the Company in its Form 8-K filed on December 28, 2022.

The above proceedings are subject to uncertainties inherent in the litigation process. The Company cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any at this time.

Government Investigations

On January 12, 2022, the Company received a subpoena from the SEC for production of documents and information, including documents and information related to the allegations made in the September 28, 2021 report issued by Blue Orca Capital. The Company received two additional subpoenas in connection with the SEC’s investigation on August 5, 2022 and August 10, 2022. On October 31, 2022, the U.S. Attorney’s Office for the Southern District of New York (“SDNY”) notified the Company that it is also investigating these matters. The Company is cooperating and will continue to cooperate with these and any other regulatory or governmental investigations or inquiries. The Company cannot predict the ultimate outcome of the SEC and the SDNY investigations or inquiries. It is not possible to accurately predict at this time when matters will be completed, the final outcome as a result of those investigations or inquiries, what if any actions may be taken by the SEC or the SDNY, or the effect that such actions may have on our business, prospects, operating results and financial condition, which could be material.

Customer and Supplier Dispute

From time to time, the Company is subject to various commercial disputes or claims with its customers or suppliers. In January 2023, Duurzaam Transport B.V. and H2 Transport B.V., both private limited companies in the Netherlands and customers of the Company’s European subsidiary, Hyzon Motors Europe B.V. (“Hyzon Europe”), filed an attachment with the local Dutch court. The initial attachment claimed that Hyzon Europe was liable for liquidated and consequential damages stemming from Hyzon Europe allegedly not delivering trucks as contracted. The initial attachment placed a lien on the assets of Hyzon Europe. Following the attachments, Duurzaam Transport B.V. and H2 Transport B.V. initiated proceedings on the merits in February 2023. Eventually, the dispute was settled without any party admitting liability, and the Company made a payment of €2.1 million (approximately $2.2 million in USD) in April 2023.

Regardless of outcome, such proceedings or claims can have an adverse impact on the Company because of legal defense and settlement costs, the Company’s obligations to indemnify third parties, diversion of resources, and other factors, and there can be no assurances that favorable outcomes will be obtained. Based on the early-stage nature of these cases, the Company cannot predict the outcome of these currently outstanding customer and supplier dispute matters or estimate the possible loss or range of possible loss, if any.

Note 12. Stock-based Compensation Plans

The following table summarizes the Company’s stock option and Restricted Stock Unit (“RSU”) activity:

	Stock Options				RSUs
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual (Years)	Aggregate Intrinsic Value (in 000s)	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	19,311,140	$1.29	13.07	100,885	1,852,685	$6.14
Granted	188,232	$6.29	—	—	747,162	$4.70
Exercised or released	(35,324)	$1.13	—	—	(263,030)	$4.58
Forfeited/Cancelled	(56,704)	$1.13	—	—	(75,605)	$4.87
Outstanding at June 30, 2022	19,407,344	$1.47	12.54	29,337	2,261,212	$5.89
Vested and expected to vest, June 30, 2022	13,869,844	$1.15	12.15	25,557	2,261,212	$5.89
Exercisable and vested at June 30, 2022	12,406,490	$1.13	12.80	22,472	—

As of June 30, 2022, there was $2.4 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 4.22 years.

RSUs granted under the Company’s equity incentive plans typically vest over a four or five-year period beginning on the date of grant. RSUs will be settled through the issuance of an equivalent number of shares of the Company’s common stock and are equity classified. The fair value of restricted shares is determined based upon the stock price on the date of grant. As of June 30, 2022, unrecognized compensation costs related to unvested RSUs of $11.1 million is expected to be recognized over a remaining weighted average period of 3.37 years.

Earnout to Other Equity Holders

Earnout awards to other equity holders accounted for under ASC 718, Compensation - Stock Compensation (“ASC 718”) were vested at the time of grant, and therefore recognized immediately as compensation expense. Total compensation expense recorded for the three and six months ended June 30, 2022 related to these earnout awards was $0.8 million and $0.9 million, respectively. No compensation expense related to these awards was recorded for the three and six months ended June 30, 2021. Certain earnout awards to other equity holders contained performance and market-based vesting conditions, and as the performance conditions are not deemed probable at June 30, 2022, no compensation expense has been recorded related to these awards.

Note 13. Stockholders' Equity

Common Stock

The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 248,006,857 and 247,758,412 shares of Class A common stock issued and outstanding, respectively.

Warrants

At June 30, 2022, there were 11,013,665 Public Warrants and 8,014,500 Private Placement Warrants, for a total of 19,028,165 warrants outstanding. At December 31, 2021, there were 11,286,242 Public Warrants and 8,014,500 Private Placement Warrants, for a total of 19,300,742 warrants outstanding. At June 30, 2022, and December 31, 2021, there were 200,048 and 275,048 Ardour Warrants outstanding, respectively.

Equity Repurchase Program

On November 17, 2021, the Company’s board of directors authorized the repurchase of up to $5.0 million of its outstanding common stock and/or Public Warrants. The timing and amount of any share repurchases under the Company’s share repurchase authorization will be determined by management based on market conditions and other considerations. Such repurchases may be executed in the open market. As of December 31, 2021, the Company had repurchased 256,977 public warrants for $0.5 million. In the six months ended June 30, 2022, the Company repurchased an additional 15,600 public warrants for $31 thousand. The Company repurchased a total of 272,577 public warrants and suspended the share repurchase program as of January 5, 2022.

Note 14. Related Party Transactions

Horizon IP Agreement

In January 2021, the Company entered into an intellectual property agreement (the “Horizon IP Agreement”) with Jiangsu Qingneng New Energy Technologies Co., Ltd. and Shanghai Qingneng Horizon New Energy Ltd. (together, “JS Horizon”) both of which are subsidiaries of the Company’s ultimate parent, Horizon. In September 2021, Jiangsu Horizon Powertrain Technologies Co. Ltd. (“JS Powertrain”) was an added party to the agreement. Pursuant to the agreement the parties convey to each other certain rights in intellectual property relating to Hyzon’s core fuel cell and mobility product technologies, under which Hyzon was to pay JS Horizon and JS Powertrain a total fixed payment of $10.0 million. The full $10.0 million has been paid, $6.9 million was paid in 2021 and the remaining $3.1 million was paid in February 2022.

Related Party Payables and Receivables

Horizon Fuel Cell Technologies and Related Subsidiaries

Hyzon utilizes Horizon and its subsidiaries to supply certain fuel cell components.The Company made a deposit payment to Horizon in the amount of $5.0 million in March 2021, and additional deposit payments totaling $4.4 million in 2022 to secure fuel cell components, which are included within Prepaid expenses and other current assets in the unaudited interim Consolidated Balance Sheets.

Certain employees of Horizon and its subsidiaries provide research and development, staff training, and administrative services to the Company. Based on an analysis of the compensation costs incurred by Horizon and an estimate of the proportion of effort spent by such employees on each entity, an allocation of approximately $0.2 million and $0.5 million was recorded in the Company’s unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss) related to such services for the three months ended June 30, 2022, and 2021, respectively. An allocation of approximately $0.5 million and $0.6 million was recorded in the Company’s unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss) related to such services for the six months ended June 30, 2022, and 2021, respectively.

The related party payable to Horizon and its subsidiaries is $0.1 million and $3.7 million as of June 30, 2022 and December 31, 2021, respectively.

Holthausen and Affiliates

The Company entered into a joint venture agreement in October 2020 to create Hyzon Europe with Holthausen Clean Technology Investments B.V. (“Holthausen”). As Hyzon Europe builds out its production facilities, it relies on Holthausen and its affiliates for certain production resources that result in related party transactions. In addition, both companies rely on certain suppliers, including Horizon.

The Company currently owns 50.5% of the equity interests of Hyzon Europe. On December 31, 2021, Hyzon executed a non-binding Letter of Intent (“LOI”) with Holthausen to increase its stake to 75% in Hyzon Europe. Concurrent with the signing of this LOI, a €1 million refundable deposit was paid to Holthausen, approximately $1.1 million in U.S. dollars (“USD”). This deposit is recorded within Prepaid expenses and other current assets in the unaudited interim Consolidated Balance Sheets .

Subsequently, in December 2022, the Company acquired the remaining 49.5% of the equity interests of Hyzon Europe from Holthausen. The Company now holds 100% ownership in Hyzon Europe. The Company paid €3.5 million (approximately $3.7 million in USD), in addition to €1.0 million (approximately $1.1 million in USD) paid in December 2021. As part of this transaction, the Company also transferred various inventory items to, and settled open related party balances with, Holthausen. In addition, the Company reassigned all of the assumed retrofit service contracts, including after-sales obligations, back to Holthausen Clean Technology B.V.

For the three and six months ended June 30, 2022, the Company paid $0.1 million and $0.3 million, respectively, to Carl Holthausen and Max Holthausen as managing directors of Hyzon Europe. For the three and six months ended June 30, 2021, the Company paid $0.2 million and $0.2 million, respectively.

As of June 30, 2022, the related party payable to Holthausen is $0.1 million. As of December 31, 2021, the related party receivable from Holthausen is $0.3 million.

Note 15. Income (Loss) per share

Basic net income (loss) per share is computed by dividing net income attributable to shareholders of Hyzon by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised.

The following table presents the information used in the calculation of the Company’s basic and diluted net income (loss) per share attributable to Hyzon common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to Hyzon	$41,999	$(9,421)	$35,476	$(17,568)
Weighted average shares outstanding:
Basic	248,056	166,249	247,999	166,225
Effect of dilutive securities	10,209	—	10,773	—
Diluted	258,265	166,249	258,772	166,225
Net income (loss) per share attributable to Hyzon:
Basic	$0.17	$(0.06)	$0.14	$(0.11)
Diluted	$0.16	$(0.06)	$0.14	$(0.11)

The weighted average number of shares outstanding prior to Business Combination were converted at the Exchange Ratio.

Potentially dilutive shares are excluded from the computation of diluted net income (loss) per share when their effect was antidilutive. The potential dilutive securities are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock units	1,591	1,758	965	1,758
Stock options with service conditions	188	14,570	188	14,570
Stock options with market and performance conditions	5,538	5,538	5,538	5,538
Private placement warrants	8,015	—	8,015	—
Public warrants	11,014	—	11,014	—
Earnout shares	23,250	—	23,250	—
Hongyun warrants	31	—	31	—

Note 16. Subsequent Events

Orten Business Combination Cancellation

In June 2022, the Company entered into an agreement with the intention of acquiring 100% of outstanding ownership in Orten Betriebs GmbH and subsidiaries, and Orten Electric Trucks GmbH (collectively “Orten”). Subsequently, in September 2022, the Company terminated the agreement. As a result of the termination, the Company transferred consideration of €8.5 million (approximately $8.4 million in USD) to Orten consisting of €6.1 million (approximately $6.1 million in USD) in cash and €2.4 million (approximately $2.3 million in USD) in vehicle inventory.

Raven SR S1 LLC

In December 2022, the Company entered into an agreement with Chevron New Energies and Raven, to invest in Raven SR S1 LLC. Raven SR S1 LLC intends to develop, construct, operate and maintain a solid waste-to hydrogen generation production facility located in Richmond, California. The Company invested $8.5 million at closing, and the remaining $1.5 million will be paid in 2023 for an approximate 20% ownership in Raven SR S1 LLC. The Company accounted for the agreement as an equity method investment with a cost basis determined by the funding date capital contribution. The subsequent payment will add to the overall cost basis of the investment when paid.

Divestiture of Hyzon Guangdong

In December 2022, the Company sold all of its equity interest in Hyzon Motors Technology (Guangdong) Co., Ltd. (“Hyzon Guangdong”) to Hymas for approximately $3.1 million in cash, subject to certain adjustments. As a common control transaction, the difference of $0.5 million between the consideration received and the book value is expected to be recognized in the Company’s additional paid-in-capital during the three months ended December 31, 2022. Subsequent to the divestiture, Hyzon Guangdong changed its name to Guangdong Qingyun Technology Co. Ltd. (“Guangdong Qingyun”).

Additionally, together with the execution of the Hyzon Guangdong divestiture, the Company entered into a share buyback agreement and repurchased approximately 3.8 million shares of common stock from Hymas in exchange for approximately $6.4 million in cash.

In April 2023, Guangdong Qingyun paid $3.3 million to the Company to settle intercompany balances and Hymas paid the Company $3.1 million related to the Hyzon Guangdong divestiture.

Nasdaq Deficiency Notice

In February 2023, the Company received a Staff Determination from the Listing Qualifications Staff of Nasdaq notifying the Company that unless the Company requests an appeal, trading of the Company's Class A common stock and warrants will be suspended from The Nasdaq Capital Market at the opening of business on February 14, 2023, and a Form 25-NSE will be filed with the SEC. On February 10, 2023, the Hearings Panel granted the Company a 15 calendar day stay of delisting, and will notify the Company within this 15 calendar day period whether the Company’s request for a stay pending the hearing will be granted. The date for the delisting hearing was March 16, 2023. At the hearing, the Company presented its plan to regain compliance with Nasdaq Listing Rule 5250(c)(1) and requested the continued listing of its securities on The Nasdaq Capital Market pending such compliance. In March 2023, the Company received a letter from the Hearings Panel indicating that the Hearings Panel granted the Company’s request for continued listing until May 15, 2023, in order to allow the Company to regain compliance with the periodic filing rule.

On April 6, 2023, the Company received an additional Staff Determination (the “Additional Staff Determination”) from the Staff notifying the Company that, because the Staff did not receive the Company’s Form 10-K for the year ended December 31, 2022, the Company does not comply with Nasdaq’s Listing Rules for continued listing, thus constituting an additional basis for delisting the Company’s securities from The Nasdaq Capital Market. The Additional Staff Determination further notified the Company that the Hearings Panel will consider this matter in their decision regarding the Company’s continued listing on The Nasdaq Capital Market, and that the Company should present its views with respect to this additional deficiency to the Hearings Panel in writing no later than April 13, 2023. On April 13, 2023, the Company filed its response to the Additional Staff Determination.

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

Overview

Headquartered in Honeoye Falls, New York, with major operations in the United States, the Netherlands, and Australia. Hyzon provides decarbonized solutions primarily for commercial vehicles market and hydrogen supply infrastructure.

Vehicles and Vehicle Platforms

Our commercial vehicle business is focused primarily on assembling and supplying hydrogen-powered fuel cell electric vehicles (“FCEVs”). Our new strategy takes a focused approach by designing and developing one vehicle platform at each region to conform with regional regulations and customer preferences. Our strategy to manufacture fuel cells in-house and work with 3rd party vehicle assemblers will enable us to maintain an asset-light business model, lower production costs and ultimately lower Total Cost of Ownership (“TCO”) for the customer, which is a prerequisite for scaling deployments of heavy and medium duty trucks with customers.

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

In addition, we plan to expand our integration activities across rail, aviation, mobile power and other applications in the future. We expect the opportunities in these sectors to continue to expand with the rapid technological advances in hydrogen fuel cells and the increasing investments in hydrogen production, storage and refueling infrastructure around the world.

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

Key Trends and Uncertainties

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors” included in our amended Annual Report filed on Form 10-K/A for the year ended December 31, 2021.

Commercial Launch of Hyzon-branded commercial vehicles and other hydrogen solutions

We reported negligible revenue and $2.9 million of revenue from the sale of hydrogen fuel cell systems in the United States, FCEVs in China, and retrofit services in Europe for the three and six months ended June 30, 2022, respectively.

However, our business model has yet to be proven. Prior to full commercialization of our commercial vehicle business at scale, we must complete the construction of required manufacturing facilities and achieve research and development milestones. We must establish and operate facilities capable of producing our hydrogen fuel cell systems and leverage 3rd party vehicle manufacturers to assemble our hydrogen-powered commercial vehicles in appropriate volumes and at competitive costs.

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

Continued Investment in Innovation

We believe that we are the industry-leading hydrogen technology company with the most efficient and reliable fuel cell powertrain technologies and an unmatched product and service offering. Our financial performance will be significantly dependent on our ability to maintain this leading position. We expect to incur substantial and increasing research and development expenses as a result. We dedicate significant resources towards research and development and invest heavily in recruiting talent, especially for vehicle design, vehicle software, fuel cell system, and electric powertrain. We will continue to recruit and retain talented personnel to grow our strength in our core technologies. We expect to incur additional stock-based compensation expenses as we support our growth and status as a publicly traded company. We expect our strategic focus on innovation will further solidify our leadership position.

Customer Demand

We are continually seeking to expand our customer base; however, we depend on a few major customers and we expect this will continue for the next several years. These customers will mostly employ a back-to-base model in the early adoption phase of FCEVs. Vehicles will return to a central “base” between operations, allowing them to refuel onsite and/or nearby, where hydrogen can be produced locally at or proximate to the central base. While we focus on back-to-base or regional customers, we expect to expand our target customer focus to include longer-haul truck and bus segments, additional vehicle classes, mobile power, and incremental mobility applications (e.g., rail, aviation) for customers around the world.

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

Regulatory Landscape

We operate in a highly regulated industry. The failure to comply with laws or regulations, including but limited to rules and regulations covering vehicle safety, emissions, dealerships, and distributors, could subject us to significant regulatory risk and changing laws and regulations and changing enforcement policies and priorities could adversely affect our business, prospects, financial condition and operating results. We may be also required to obtain and comply with the terms and conditions of multiple environmental permits, many of which are difficult and costly to obtain and could be subject to legal challenges. We depend on global customers and suppliers, and adverse changes in governmental policy or trade regimes could significantly impact the competitiveness of our products. Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability. See the section entitled “Government Regulations” in our amended Annual Report filed on Form 10-K/A for the year ended December 31, 2021.

Results of Operations

The following table sets forth our historical operating results for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue	$46	$—	$46	N/M	$2,934	$—	$2,934	N/M
Operating expense:
Cost of revenue	1,370	—	1,370	N/M	2,023	—	2,023	N/M
Research and development	10,483	3,473	7,010	202%	17,419	4,099	13,320	325%
Selling, general, and administrative	20,065	5,800	14,265	246%	39,817	8,946	30,871	345%
Total operating expenses	31,918	9,273	22,645	244%	59,259	13,045	46,214	354%
Loss from operations	(31,872)	(9,273)	(22,599)	244%	(56,325)	(13,045)	(43,280)	332%
Other income (expense):
Change in fair value of private placement warrant liability	8,415	—	8,415	N/M	9,938	—	9,938	N/M
Change in fair value of earnout liability	66,096	—	66,096	N/M	69,337	—	69,337	N/M
Gain (loss) on equity securities	(2,448)	—	(2,448)	N/M	10,082	—	10,082	N/M
Foreign currency exchange loss and other expense	(1,454)	(30)	(1,424)	4747%	(2,604)	(59)	(2,545)	4314%
Interest income (expense), net	54	(407)	461	(113)%	71	(4,995)	5,066	(101)%
Total other income (expense)	70,663	(437)	71,100	(16270)%	86,824	(5,054)	91,878	(1818)%
Net income (loss) before income taxes	38,791	(9,710)	48,501	(499)%	30,499	(18,099)	48,598	(269)%
Income tax expense	—	—	—	N/M	526	—	526	N/M
Net income (loss)	$38,791	$(9,710)	$48,501	(499)%	$29,973	$(18,099)	$48,072	(266)%
Less: Net loss attributable to noncontrolling interest	(3,208)	(289)	(2,919)	1010%	(5,503)	(531)	(4,972)	936%
Net income (loss) attributable to Hyzon	$41,999	$(9,421)	$51,420	(546)%	$35,476	$(17,568)	$53,044	(302)%

Three Months Ended June 30, 2022 and 2021

Revenue. We generated negligible revenue from retrofit services in Europe for the three months ended June 30, 2022 and we did not generate revenue for the three months ended June 30, 2021.

Operating Expenses. Operating expenses for the three months ended June 30, 2022 were $31.9 million compared to $9.3 million for the three months ended June 30, 2021. Operating expenses consist of cost of revenue, research and development expenses and selling, general and administrative expenses.

Cost of Revenue. Cost of revenue includes direct materials, labor costs, allocated overhead costs related to the manufacturing and retrofitting of hydrogen FCEVs, fuel cell systems, estimated warranty costs, and inventory write-downs. Cost of revenue for the three months ended June 30, 2022 was $1.4 million primarily related to cost provisions accrued for customer contract activities in Europe. We did not generate revenue for the three months ended June 30, 2021, or incur cost of revenue for the three months ended June 30, 2021.

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

Research and development expenses were $10.5 million and $3.5 million for the three months ended June 30, 2022 and 2021, respectively. The increase was primarily due to $3.6 million in higher personnel costs, which were incurred in order to enhance our research and development expertise in vehicle design, vehicle software, fuel cell system, and electric powertrain. The remaining increase of $3.4 million is for materials used in research and development to further develop current and next generation hydrogen powered fuel cell systems, to design and develop an electric powertrain, and to integrate those systems into various mobility applications. We expect research and development expenses to continue to increase significantly going forward as we build out our research facilities and organization.

Selling, General, and Administrative Expenses. Selling expenses consist primarily of employee-related costs for individuals working in our sales and marketing departments, third-party commissions, and related outreach activities. General and administrative expenses consist primarily of personnel-related expenses associated with our executive, finance, legal, information technology and human resources functions, as well as professional fees for legal, audit, accounting and other consulting services, and an allocated portion of overhead costs.

Selling, general, and administrative expenses were $20.1 million and $5.8 million for the three months ended June 30, 2022 and 2021, respectively. The increase was primarily due to $3.1 million in higher legal, accounting and consulting fees, $3.3 million in higher salary and related expenses, $3.2 million in higher insurance expense and $1.3 million in higher stock compensation expense. In addition, we incurred an additional $2.4 million in IT, rent, travel and other office related expenses to support business growth. We incurred greater selling, general, and administrative expense for the three months ended June 30, 2022, as the Company continues to build out its corporate infrastructure, including accounting, audit, legal, regulatory and tax-related services. The increase in selling, general and administrative costs also resulted from increased director and officer insurance costs, investor and public relations costs.

Change in Fair Value. Change in fair value represents non-cash gains or losses in estimated fair values of the private placement warrant liability, earnout liability, and investments in equity securities. Private placement warrant and earnout liabilities are remeasured at each balance sheet date. Equity securities are remeasured when there is an observable price adjustment in an orderly transaction for an identical or similar investment in the same investee entity. Changes in estimated fair values of private placement warrant liability, earnout liability, and investments in equity securities for the three months ended June 30, 2022, were $8.4 million, $66.1 million, and $2.4 million, respectively. The $2.4 million decrease in equity securities represents the impairment of NRG. There were no equivalent instruments requiring fair value remeasurement for the three months ended June 30, 2021.

Foreign Currency Exchange Loss and Other Expense. Foreign currency exchange loss represents exchange rate gains and losses related to all transactions denominated in a currency other than our or our subsidiary’s functional currencies. Foreign currency exchange loss was $1.5 million for the three months ended June 30, 2022, compared to negligible expense for the three months ended June 30, 2021, as there were few transactions in foreign currencies in the prior period.

Interest Income (Expense), net. Interest income was $0.1 million for the three months ended June 30, 2022, compared to interest expense of $0.4 million for the three months ended June 30, 2021. Interest expense in the three months ended June 30, 2021, relates primarily to the convertible debt issued in February 2021 and is comprised primarily from changes in the fair value of an embedded derivative associated with the automatic conversion provision of the convertible notes. Upon close of the Business Combination in July 2021, the convertible debt and accrued interest converted into shares of common stock of the Company. There was no debt outstanding during the three months ended June 30, 2022.

Income Tax Expense. We had no income tax expense for the three months ended June 30, 2022 and 2021.

Net Loss Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests represents results attributable to third parties in our operating subsidiaries. Net loss is generally allocated based on such ownership interests held by third parties with respect to each of these entities.

Net loss attributable to noncontrolling interests was $3.2 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively. The change in the comparative periods is the result of increased activities in our Netherlands joint venture and the creation of a joint venture in Foshan, China in October 2021.

Six Months Ended June 30, 2022 and 2021

Revenue. Revenue for the six months ended June 30, 2022 was $2.9 million, and represents sales of fuel cell systems in the United States, FCEVs in China, and retrofit services in Europe. We did not generate revenue for the six months ended June 30, 2021.

Operating Expenses. Operating expenses for the six months ended June 30, 2022 were $59.3 million compared to $13.0 million for the six months ended June 30, 2021. Operating expenses consist of cost of revenue, research and development expenses and selling, general and administrative expenses.

Cost of Revenue. Cost of revenue includes direct materials, labor costs, allocated overhead costs related to the manufacturing and retrofitting of hydrogen FCEVs, fuel cell systems, estimated warranty costs, and inventory write-downs. Cost of revenue for the six months ended June 30, 2022 was $2.0 million primarily related to cost provisions accrued for customer contract activities in Europe. The total cost of FCEVs delivered to the customer in China was recorded within Cost of revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss) in 2021 since control of such FCEVs was transferred to the customer prior to December 31, 2021. We did not generate revenue for the six months ended June 30, 2021, or incur cost of revenue for the six months ended June 30, 2021.

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

Research and development expenses were $17.4 million and $4.1 million in the six months ended June 30, 2022 and 2021, respectively. The increase was primarily due to $7.1 million in higher personnel costs, which were incurred in order to enhance our research and development expertise in vehicle design, vehicle software, fuel cell system, and electric powertrain. The remaining increase of $6.2 million is for materials used in research and development to further develop current and next generation hydrogen powered fuel cell systems, to design and develop an electric powertrain, and to integrate those systems into various mobility applications. We expect research and development expenses to continue to increase significantly going forward as we build out our research facilities and organization.

Selling, General, and Administrative Expenses. Selling expenses consist primarily of employee-related costs for individuals working in our sales and marketing departments, third-party commissions, and related outreach activities. General and administrative expenses consist primarily of personnel-related expenses associated with our executive, finance, legal, information technology and human resources functions, as well as professional fees for legal, audit, accounting and other consulting services, and an allocated portion of overhead costs.

Selling, general, and administrative expenses were $39.8 million and $8.9 million in the six months ended June 30, 2022 and 2021, respectively. The increase was primarily due to $8.2 million in higher legal, accounting and consulting fees, $7.6 million in higher salary and related expenses, $5.8 million in higher insurance expense and $2.2 million in higher stock compensation expense. In addition, we incurred $4.4 million in IT, rent, travel and other office related expenses to support business growth. We incurred greater selling, general, and administrative expense for the six months ended June 30, 2022 as the Company continues to build out its corporate infrastructure, including accounting, audit, legal, regulatory and tax-related services. The increase also resulted from higher director and officer insurance costs, investor and public relations costs.

Change in Fair Value. Change in fair value represents non-cash gains or losses in estimated fair values of the private placement warrant liability, earnout liability, and investments in equity securities. Private placement warrant and earnout liabilities are remeasured at each balance sheet date. Equity securities are remeasured when there is an observable price adjustment in an orderly transaction for an identical or similar investment in the same investee entity. Changes in estimated fair values of private placement warrant liability, earnout liability, and investments in equity securities for the six months ended June 30, 2022, were $9.9 million, $69.3 million, and $10.1 million, respectively. The $10.1 million increase in the estimated fair value in investments in equity securities represents a $12.5 million gain related to our equity investment in Raven, offset by a $2.4 million impairment of our equity investment in NRG. There were no equivalent instruments requiring fair value remeasurement for the six months ended June 30, 2021.

Foreign Currency Exchange Loss and Other Expense. Foreign currency exchange loss represents exchange rate gains and losses related to all transactions denominated in a currency other than our or our subsidiary’s functional currencies. Foreign currency exchange loss was $2.6 million for the six months ended June 30, 2022 compared to loss of $0.1 million in the six months ended June 30, 2021, as there were few transactions in foreign currencies in the prior period.

Interest Income (Expense), net. Interest income was $0.1 million in the six months ended June 30, 2022, compared to interest expense of $5.0 million in the six months ended June 30, 2021. Interest expense in the six months ended June 30, 2021 relates primarily to the convertible debt issued in February 2021 and is comprised primarily from changes in the fair value of an embedded derivative associated with the automatic conversion provision of the convertible notes. Upon close of the Business Combination in July 2021, the convertible debt and accrued interest converted into shares of common stock of the Company. There was no debt outstanding during the six months ended June 30, 2022.

Income Tax Expense. For the six months ended June 30, 2022, the Company recorded a net discrete tax expense of $0.5 million primarily associated with the establishment of a deferred tax liability that is not expected to offset available deferred tax assets. The Company has cumulative net operating losses at the federal and state level and maintains a full valuation allowance against its net deferred tax assets. We had no income tax expense for the six months ended June 30, 2021.

Net Loss Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests represents results attributable to third parties in our operating subsidiaries. Net loss is generally allocated based on such ownership interests held by third parties with respect to each of these entities.

Net loss attributable to noncontrolling interests was $5.5 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively. The change in the comparative periods is the result of increased activities in our Netherlands joint venture and the creation of a joint venture in Foshan, China in October 2021.

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

EBITDA and Adjusted EBITDA

“EBITDA” is defined as net income (loss) before interest income or expense, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation expense, change in fair value of private placement warrant liability, change in fair value of earnout liability, gain (loss) on equity securities and other special items determined by management, if applicable. EBITDA and Adjusted EBITDA are intended as supplemental measures of our performance that are neither required by, nor presented in accordance with, U.S. GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate in the same fashion.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$38,791	$(9,710)	$29,973	$(18,099)
Interest (income) expense, net	(54)	407	(71)	4,995
Income tax expense	—	—	526	—
Depreciation and amortization	702	240	1,606	369
EBITDA	$39,439	$(9,063)	$32,034	$(12,735)
Adjusted for:
Change in fair value of private placement warrant liability	(8,415)	—	(9,938)	—
Change in fair value of earnout liability	(66,096)	—	(69,337)	—
Gain (loss) on equity securities	2,448	—	(10,082)	—
Stock-based compensation	1,859	587	3,052	877
Regulatory and legal matters (1)	2,773	—	5,503	—
Adjusted EBITDA	$(27,992)	$(8,476)	$(48,768)	$(11,858)

(1)Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the short-seller analyst article from September 2021, and investigations and litigation related thereto.

Liquidity

The Company reported net income of $38.8 million and $30.0 million for the three and six months ended June 30, 2022, respectively. The Company incurred a net loss of $9.7 million and $18.1 million for the three and six months ended June 30, 2021, respectively. Net cash used in operating activities was $68.9 million and $19.5 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had $363.9 million in unrestricted cash and cash equivalents and positive working capital of $405.3 million. The Business Combination closed on July 16, 2021, generated proceeds of approximately $509.0 million of cash, net of transaction costs and redemptions. We believe that our current cash balance will provide adequate liquidity during the 12-month period from the issuance date of these unaudited interim consolidated financial statements.

As an early stage growth company, the Company expects to continue to incur net losses in the near term. As the Company commenced its internal restructuring effort in 2022, the primary focuses are the advancement of its proprietary fuel cell technology and development and commercialization of single heavy duty commercial vehicle platform in each region by leveraging third party contracted manufacturers. Until the Company can generate sufficient revenue from product sales, retrofit services or lease arrangements to cover operating expenses, working capital and capital expenditures, the Company will need to raise additional capital. The Company expects to fund cash needs through a combination of equity and debt financing, including lease securitization, strategic collaborations, and licensing arrangements. If the Company cannot raise additional funds when needed, our financial condition, business, prospects, and results of operations could be materially adversely affected.

These financial statements have been prepared by management in accordance with U.S. GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty. As of the date of this Quarterly Report on Form 10-Q, management believes that the Company’s existing financial resources will be sufficient to execute its operating priorities for the next 12 months following the issuance date of these unaudited interim consolidated financial statements. As of March 31, 2023, unrestricted cash, cash equivalents, and short-term investments were approximately $210 million.

Short-Term Liquidity Requirements

As of the date of this filing, we believe our available liquidity and capital resources will be sufficient to continue to execute our business strategy over at least the next twelve-month period. This business strategy includes completing the development and commercial launch of our three focus FCEV truck platforms, successfully delivering additional FCEV trucks to customers and expanding our contracted customer pipeline, significantly advancing the commercialization of our 200 kW fuel cell system and manufacturing facility in Bolingbrook, IL, USA including continuing pre-sales of prototype 200 kW fuel cell systems, active management of our cost structure through the detailed cost and cash management plan that has been developed and is already in execution, and strategic hiring of critical personnel to deliver the above mentioned programs.

We have considered and assessed our ability to continue as a going concern for at least the one year from the date of this filing. We have undertaken certain actions to improve our cost structure, cash utilization focus and strategic alignment along with our pathway to cash flow breakeven during the last two quarters of 2022 and the first quarter of 2023:

•integrated our organization globally to drive efficiencies in all regions, including reprioritization of hiring plans;

•eliminated research and development programs deemed not vital to fuel cell and vehicle platform commercialization;

•significantly reduced the number of vehicle variants in development, focusing on three core vehicle platforms;

•halted commercial vehicle deliveries in China and restructured the China operation to align with the revised global strategic and execution priorities, which included a staff reduction of 17 employees;

•conducted multiple divestitures to monetize non-core assets or contracts and acquired 100% ownership of Hyzon Europe to drive further operational efficiencies in our European operation;

•identified optimizations in our business model that further reduce the working capital requirements for our fuel cell system manufacturing and vehicle assembling business.

However, actual results could vary materially and negatively as a result of a number of factors, including:

•our ability to manage the costs of manufacturing and servicing the FCEV trucks;

•revenue received from sales of our FCEV trucks and 200 kW fuel cell systems;

•the costs of expanding and maintaining our fuel cell manufacturing facility and equipment;

•our warranty claims experience should actual warranty claims differ significantly from estimates;

•the scope, progress, results, costs, timing and outcomes of the commercial development of our FCEV truck customer pipeline and conversion to contracts and deliveries;

•the timing and the costs involved in bringing our vehicles and 200 kW fuel cell systems to market;

•the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•the timely assembly of, delivery to customers and performance of our FCEV trucks and 200 kW fuel cell systems as it relates to receiving revenue and expanding contracted revenue pipeline with customers;

•the costs of additional general and administrative personnel, including accounting and finance, legal and human resources, as well as costs related to litigation, investigations, or settlements;

•other risks discussed in the section entitled "Risk Factors."

Long-Term Liquidity Requirements

Until we can generate sufficient revenue from truck sales and leases and fuel cell sales to cover operating expenses, working capital and capital expenditures, we expect to fund cash needs through a combination of equity and debt financing, including lease securitization, strategic collaborations, and licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities may have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. The credit market and financial services industry have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.

While we intend to raise additional capital in the future, if adequate funds are not available, we will need to reevaluate our expansion plans or limit our research and development activities, which could have a material adverse impact on our business prospects.

Debt

As of June 30, 2022 and December 31, 2022, we have no debt. The convertible notes and accrued interest in the comparative period, were converted to 5,022,052 shares of common stock upon close of the Business Combination.

Cash Flows

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(68,880)	$(19,484)
Net cash used in investing activities	(7,652)	(9,032)
Net cash (used in) provided by financing activities	(3,781)	44,467

Cash Flows for the Six Months Ended June 30, 2022 and June 30, 2021

Cash Flows from Operating Activities

Net cash used in operating activities was $68.9 million for the six months ended June 30, 2022, as compared to $19.5 million for the six months ended June 30, 2021. The cash flows used in operating activities for the six months ended June 30, 2022 were primarily driven by net income of $30.0 million and adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash gain adjustments consisted of changes in fair value of the private placement warrant liability of $9.9 million, earnout liability of $69.3 million, and equity securities of $12.5 million. These non-cash gain adjustments were partially offset by $3.1 million stock-based compensation expense, $1.6 million in depreciation and amortization and $2.4 million in impairment of equity securities.

Changes in operating assets and liabilities were primarily driven by a decrease of $1.8 million in prepayments for vehicle inventory, other supplier deposits and D&O insurance, an increase of $19.0 million in inventory balances, an increase in accrued liabilities of $4.4 million and a decrease in accounts receivable of $2.9 million. Net cash used in operating activities for the six months ended June 30, 2021 was primarily driven by recording a net loss of $18.1 million and adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash loss adjustments primarily consisted of noncash interest expense of $4.9 million. These non-cash loss adjustments were partially offset by $8.7 million increase for prepayments for vehicle inventory, and other supplier deposits and $3.3 million increase in payables and accrued liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $7.7 million for the six months ended June 30, 2022, as compared to $9.0 million for the six months ended June 30, 2021. The cash flows used in investing activities for the six months ended June 30, 2022 were primarily driven by $7.7 million cash paid for property and equipment. The cash flows used in investing activities for the six months ended June 30, 2021 was primarily driven by $2.2 million advanced payments for capital expenditures and $6.7 million cash paid for property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $3.8 million for the six months ended June 30, 2022, as compared to $44.5 million net cash provided by financing activities for the six months ended June 30, 2021. The cash flows used in financing activities for the six months ended June 30, 2022 were driven primarily by a $3.1 million payment towards the Horizon IP Agreement. The cash flows provided by financing activities for the six months ended June 30, 2021 were driven primarily by $45.0 million in proceeds from issuance of convertible notes.

Contractual Obligations and Commitments

For the six months ended June 30, 2022, there were no material changes outside the ordinary course of business within the Contractual Obligations table as previously disclosed in our amended Annual Report filed on Form 10-K/A for the year ended December 31, 2021.

Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies and Estimates
There have been no substantial changes to these estimates, or the policies related to them for the six months ended June 30, 2022. For a full discussion of these estimates and policies, see "Critical Accounting Policies and Estimates" in Item 7 of our amended Annual Report filed on Form 10-K/A for the year ended December 31, 2021.

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

Material Transactions with Related Parties

Horizon Supply Agreement

Hyzon utilizes Horizon and its subsidiaries to supply certain fuel cell components. The Company made a deposit payment to Horizon in the amount of $5.0 million in March 2021, and additional deposit payments totaling $4.4 million in 2022 to secure fuel cells and systems, which are included within Prepaid expenses in the unaudited interim Consolidated Balance Sheets.

Certain employees of Horizon and its subsidiaries provide research and development, staff training, and administrative services to the Company. Based on an analysis of the compensation costs incurred by Horizon and an estimate of the proportion of effort spent by such employees on each entity, an allocation of approximately $0.2 million and $0.5 million was recorded in the Company’s unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss) related to such services for the three months ended June 30, 2022, and 2021, respectively. An allocation of approximately $0.5 million and $0.6 million was recorded in the Company’s unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss) related to such services for the six months ended June 30, 2022, and 2021, respectively.

The related party payable to Horizon and its subsidiaries is $0.1 million and $3.7 million as of June 30, 2022 and December 31, 2021, respectively.

Holthausen and Affiliates

The Company entered into a joint venture agreement in October 2020 to create Hyzon Europe with Holthausen Clean Technology Investments B.V. (“Holthausen”). As Hyzon Europe builds out its production facilities, it relies on Holthausen and its affiliates for certain production resources that result in related party transactions. In addition, both companies rely on certain suppliers, including Horizon.

The Company currently owns 50.5% of the equity interests of Hyzon Europe. On December 31, 2021, Hyzon executed a non-binding Letter of Intent (“LOI”) with Holthausen to increase its stake to 75% in Hyzon Europe. Concurrent with the signing of this LOI, a €1 million refundable deposit was paid to Holthausen, approximately $1.1 million in U.S. dollars (“USD”). This deposit is recorded within Prepaid expenses and other current assets in the unaudited interim Consolidated Balance Sheets.

Subsequently, in December 2022, the Company acquired the remaining 49.5% of the equity interests of Hyzon Europe from Holthausen. The Company now holds 100% ownership in Hyzon Europe. The Company paid €3.5 million (approximately $3.7 million in USD), in addition to €1.0 million (approximately $1.1 million in USD) paid in December 2021. As part of this transaction, the Company also transferred various inventory items to, and settled open related party balances with, Holthausen. In addition, the Company reassigned all of the assumed retrofit service contracts, including after-sales obligations, back to Holthausen Clean Technology B.V.
For the three and six months ended June 30, 2022, respectively, the Company paid $0.1 million and $0.3 million to Carl Holthausen and Max Holthausen as managing directors of Hyzon Europe. For the three and six months ended June 30, 2021, the Company paid $0.2 million and $0.2 million, respectively.

As of June 30, 2022, the related party payable to Holthausen is $0.1 million. As of December 31, 2021, the related party receivable from Holthausen is $0.3 million .

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2022. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of June 30, 2022 our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

In light of the material weaknesses described below, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the ineffectiveness of our disclosure controls and procedures as well as material weaknesses in our internal control over financial reporting as of June 30, 2022, the unaudited interim consolidated financial statements for the periods covered by and included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.

(b) Material Weaknesses in Internal Control over Financial Reporting

While preparing the Company’s unaudited interim consolidated financial statements, our management concluded that the following material weaknesses in internal control over financial reporting disclosed in our amended Annual Report filed on Form 10-K/A for the year ended December 31, 2021 are not fully remediated:

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

Because there is a reasonable possibility that material misstatements of the unaudited interim consolidated financial statements will not be prevented or detected on a timely basis, we concluded that these deficiencies represent material weaknesses in our internal control over financial reporting and that our internal control over financial reporting was not effective as of June 30, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that material misstatements of our annual or interim financial statements will not be prevented or detected on a timely basis. These deficiencies could result in misstatements to our financial statements that would be material and would not be prevented or detected on a timely basis.

(c) Remediation Plan and Status

With oversight from the Audit Committee and input from the Board of Directors, management has begun designing and implementing changes in processes and controls to remediate the material weaknesses described above. Management and the Board of Directors, including the Audit Committee, are working to remediate the material weaknesses identified herein. While the Company expects to take other remedial actions, actions taken to date include:

•appointed a new Chief Executive Officer and Interim Chief Financial Officer and created new roles of President of International Operations, President of North America and Chief Operating Officer.

•hired additional finance and accounting personnel over time to augment our accounting staff, including third-party resources with the appropriate technical accounting expertise;

•engaged with external consultants with public company and technical accounting experience to facilitate accurate and timely accounting closes and to accurately prepare and review the unaudited interim consolidated financial statements and related footnote disclosures;

•established a Disclosure Committee and implemented controls and procedures for the disclosure of Company data and information, as well as roles and responsibilities for formal review and sign off process; and

•implemented a formal regional general manager financial statement review and certification process for each SEC filing.

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

As we work to improve our internal control over financial reporting, we will report regularly to the Company’s Audit Committee on the progress and results of the remediation plan, including the identification, status, and resolution of internal control deficiencies. We may modify our remediation plan and may implement additional measures as we continue to review, optimize and enhance our financial reporting controls and procedures in the ordinary course. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. If we are unable to successfully remediate the material weaknesses, or if in the future, we identify further material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our unaudited interim consolidated financial statements may be materially misstated.

(d) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
The information set forth under Note 11. Commitments and Contingencies, to our unaudited interim consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments.

Item 1A.    Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A, that could materially affect our business, financial condition or future results. There have not been any material changes to the risk factors described in our 2021 Form 10-K as amended, except for the additional risks noted below, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations, financial condition and results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership.

Our available cash and cash equivalents are held in accounts with or managed by financial institutions and consist of cash in our operating accounts and cash and cash equivalents. The amount of cash in our operating accounts exceeds the Federal Deposit Insurance Corporation insurance limits. While we monitor our accounts regularly and adjust our balances as appropriate, the valuation of or our access to these accounts could be negatively impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. The operations of U.S. and global financial services institutions are interconnected and the performance and financial strength of specific institutions are subject to rapid change, the timing and extent of which cannot be known. To date, we have experienced no realized losses on, or lack of access to, our cash held in operating accounts or our invested cash or cash equivalents as a result of adverse conditions in the financial markets or with respect to financial institutions; however, we can provide no assurance that access to our cash held in operating accounts or our invested cash and cash equivalents will not be impacted by such adverse conditions in the future.

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities for the six months ended June 30, 2022 that were not registered under the Securities Act.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Hyzon (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021)

3.2	Amended and Restated Bylaws of Hyzon (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021)

10.1#	Letter Agreement between Hyzon and Samuel Chong, dated March 21, 2022.

10.2
Share Purchase and Transfer Agreement with Orten Holding GmbH, dated June 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2022)

10.3
Stock Purchase Agreement with Holthausen Clean Technology Investments, B.V., dated May 5, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2022)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2*	Certification of Interim Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Hyzon Motors Inc.

Date: May 1, 2023	By:	/s/ Parker Meeks
	Name:	Parker Meeks
	Title:	Chief Executive Officer

Date: May 1, 2023	By:	/s/ Jiajia Wu
	Name:	Jiajia Wu
	Title:	Interim Chief Financial Officer and Chief Accounting Officer