Form 10-Q
period 2022-09-30
Hyzon Motors Inc.
filed 2023-05-01
CIK 1716583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to, those described below and under the section entitled “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on March 14, 2023, and in subsequent reports that we file with the SEC, including this Form 10-Q for the quarter ended September 30, 2022:

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

Hyzon Motors, Inc.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$70,602	$445,146
Short-term investments	239,648	—
Accounts receivable	48	2,956
Related party receivable	64	264
Inventory	39,825	20,927
Prepaid expenses and other current assets	24,070	26,852
Total current assets	374,257	496,145
Property, plant, and equipment, net	24,869	14,346
Right-of-use assets	9,250	10,265
Investments in equity securities	15,030	4,948
Other assets	7,690	4,575
Total Assets	$431,096	$530,279
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,033	$7,980
Accrued liabilities	18,586	6,770
Related party payables	399	3,695
Contract liabilities	784	10,925
Current portion of lease liabilities	2,212	1,886
Total current liabilities	30,014	31,256
Long term liabilities
Lease liabilities	7,585	8,830
Private placement warrant liability	1,843	15,228
Earnout liability	16,390	103,761
Deferred income taxes	526	—
Other liabilities	5,774	1,139
Total liabilities	62,132	160,214
Commitments and contingencies (Note 12)
Stockholders’ Equity
Common stock, $0.0001 par value; 400,000,000 shares authorized, 248,153,362 and 247,758,412 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	25	25
Additional paid-in capital	404,436	400,826
Accumulated deficit	(15,731)	(26,412)
Accumulated other comprehensive (loss) income	(300)	378
Total Hyzon Motors Inc. stockholders’ equity	388,430	374,817
Noncontrolling interest	(19,466)	(4,752)
Total Stockholders’ Equity	368,964	370,065
Total Liabilities and Stockholders’ Equity	$431,096	$530,279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$5	$89	$2,939	$89
Operating expense:
Cost of revenue	8,203	204	10,226	204
Research and development	9,241	3,982	26,660	8,081
Selling, general, and administrative	36,103	42,661	75,920	51,607
Total operating expenses	53,547	46,847	112,806	59,892
Loss from operations	(53,542)	(46,758)	(109,867)	(59,803)
Other income (expense):
Change in fair value of private placement warrant liability	3,447	7,614	13,385	7,614
Change in fair value of earnout liability	18,034	73,359	87,371	73,359
Gain (loss) on equity securities	—	—	10,082	—
Foreign currency exchange loss and other income	(3,871)	(116)	(6,475)	(175)
Interest income (expense), net	279	(254)	350	(5,249)
Total other income (expense)	17,889	80,603	104,713	75,549
Net income (loss) before income taxes	(35,653)	33,845	(5,154)	15,746
Income tax expense	—	—	526	—
Net income (loss)	$(35,653)	$33,845	$(5,680)	$15,746
Less: Net loss attributable to noncontrolling interest	(10,858)	(776)	(16,361)	(1,307)
Net income (loss) attributable to Hyzon	$(24,795)	$34,621	$10,681	$17,053
Comprehensive income (loss):
Net income (loss)	$(35,653)	$33,845	$(5,680)	$15,746
Foreign currency translation adjustment	862	(187)	838	(273)
Unrealized gain on short-term investments	131	—	131	—
Comprehensive income (loss)	$(34,660)	$33,658	$(4,711)	$15,473
Less: Comprehensive loss attributable to noncontrolling interest	(9,705)	(749)	(14,714)	(1,269)
Comprehensive income (loss) attributable to Hyzon	$(24,955)	$34,407	$10,003	$16,742
Net income (loss) per share attributable to Hyzon:
Basic	$(0.10)	$0.15	$0.04	$0.09
Diluted	$(0.10)	$0.14	$0.04	$0.08
Weighted average common shares outstanding:
Basic	248,164	234,091	248,054	189,101
Diluted	248,164	246,480	257,828	200,984

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Legacy Common Stock		Common Stock Class A		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Hyzon Motors Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	247,758,412	$25	$400,826	$(26,412)	$378	$374,817	$(4,752)	$370,065
Exercise of stock options	—	—	35,324	—	40	—	—	40	—	40
Stock-based compensation	—	—	—	—	3,052	—	—	3,052	—	3,052
Vesting of RSUs	—	—	168,772	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(463)	—	—	(463)	—	(463)
Common stock issued for the cashless exercise of warrants	—	—	44,349	—	—	—	—	—	—	—
Repurchase of warrants	—	—	—	—	(31)	—	—	(31)	—	(31)
Net income attributable to Hyzon	—	—	—	—	—	35,476	—	35,476	—	35,476
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(5,503)	(5,503)
Foreign currency translation income (loss)	—	—	—	—	—	—	(518)	(518)	494	(24)
Balance as of June 30, 2022	—	—	248,006,857	25	403,424	9,064	(140)	412,373	(9,761)	402,612
Exercise of stock options	—	—	3,544	—	4	—	—	4	—	4
Stock-based compensation	—	—	—	—	1,063	—	—	1,063	—	1,063
Vesting of RSUs	—	—	133,980	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(55)	—	—	(55)	—	(55)
Common stock issued for the cashless exercise of warrants	—	—	8,981	—	—	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—	—	131	131	—	131
Net loss attributable to Hyzon	—	—	—	—	—	(24,795)	—	(24,795)	—	(24,795)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(10,858)	(10,858)
Foreign currency translation income (loss)	—	—	—	—	—	—	(291)	(291)	1,153	862
Balance as of September 30, 2022	—	$—	248,153,362	$25	$404,436	$(15,731)	$(300)	$388,430	$(19,466)	$368,964

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Legacy Common Stock		Common Stock Class A		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Hyzon Motors Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	93,750,000	$94	—	$—	$29,045	$(14,271)	$(16)	$14,852	$(91)	$14,761
Retroactive application of recapitalization	(93,750,000)	(94)	166,125,000	17	77	—	—	—	—	—
Adjusted balance, beginning of period	—	—	166,125,000	17	29,122	(14,271)	(16)	14,852	(91)	14,761
Exercise of stock options	—	—	132,900	—	190	—	—	190	—	190
Stock-based compensation	—	—	—	—	816	—	—	816	—	816
IP transaction - deemed distribution	—	—	—	—	(10,000)	—	—	(10,000)	—	(10,000)
Net loss attributable to Hyzon	—	—	—	—	—	(17,568)	—	(17,568)	—	(17,568)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(531)	(531)
Foreign currency translation income (loss)	—	—	—	—	—	—	(79)	(79)	11	(68)
Balance at June 30, 2021	—	—	166,257,900	17	20,128	(31,839)	(95)	(11,789)	(611)	(12,400)
Reverse recapitalization transaction, net	—	—	73,502,303	7	351,498	—	—	351,505	—	351,505
Issuance of common stock	—	—	7,234,006	1	(1)	—	—	—	—	—
Vesting of RSUs	—	—	284,796	—	—	—	—	—	—	—
Exercise of stock options	—	—	221,500	—	250	—	—	250	—	250
Stock-based compensation	—	—	—	—	28,146	—	—	28,146	—	28,146
Net income attributable to Hyzon	—	—	—	—	—	34,621	—	34,621	—	34,621
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(776)	(776)
Foreign currency translation income (loss)	—	—	—	—	—	—	(232)	(232)	27	(205)
Balance as of September 30, 2021	—	$—	247,500,505	$25	$400,021	$2,782	$(327)	$402,501	$(1,360)	$401,141

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022		2021
Cash Flows from Operating Activities:
Net income (loss)	$(5,680)		$15,746
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,445		671
Stock-based compensation	4,115		29,023
Loss on extinguishment of convertible notes	—		107
Deferred income tax expense	526		—
Accretion of discount on available-for-sale securities	(185)		—
Noncash interest expense	—		5,449
Fair value adjustment of private placement warrant liability	(13,385)		(7,614)
Fair value adjustment of earnout liability	(87,371)		(73,359)
(Gain) loss on equity securities	(10,082)		—
Equity method investment loss	72		—
Changes in operating assets and liabilities:
Accounts receivable	2,676		(5,712)
Inventory	(16,776)		(12,008)
Prepaid expenses and other current assets	1,621		(19,638)
Other assets	(383)		(150)
Accounts payable	289		3,371
Accrued liabilities	11,678		3,082
Related party payables, net	31		3,821
Contract liabilities	(5,053)		4,845
Other liabilities	(756)		124
Net cash used in operating activities	(116,218)		(52,242)
Cash Flows from Investing Activities:
Purchases of property and equipment	(11,320)		(8,810)
Advanced payments for capital expenditures	—		(3,999)
Purchases of short-term investments	(313,032)		—
Proceeds from maturities of short-term investments	73,700		—
Investment in equity securities	—		(4,826)
Net cash used in investing activities	(250,652)		(17,635)
Cash Flows from Financing Activities:
Proceeds from Business Combination, net of redemption and transaction costs	—		508,993
Exercise of stock options	44		440
Payment of finance lease liability	(294)		(135)
Debt issuance costs	—		(133)
Proceeds from issuance of convertible notes	—		45,000
Net share settlement of equity awards	(517)		—
Payment under Horizon IP agreement	(3,146)		—
Repurchase of warrants	(31)		—
Net cash (used in) provided by financing activities	(3,944)		554,165
Effect of exchange rate changes on cash	(967)	—	(853)
Net change in cash, cash equivalents, and restricted cash	(371,781)		483,435
Cash, cash equivalents, and restricted cash — Beginning	449,365		17,139
Cash, cash equivalents, and restricted cash — Ending	$77,584		$500,574
Supplemental schedule of non-cash investing activities and financing activities:
Lease assets obtained in exchange for lease obligations:
Operating leases	—		6,803
Finance leases	—		—
Conversion of Legacy Hyzon common stock	—		73
Recognition of earnout liability in Business Combination	—		188,373
Recognition of private placement warrant liability in Business Combination	—		19,395
Horizon license agreement payable	—		10,000
Conversion of convertible notes for common stock	—		50,198

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

Liquidity

The Company incurred net losses of $35.7 million and $5.7 million for the three and nine months ended September 30, 2022, respectively. The Company generated net income of $33.8 million and $15.7 million for the three and nine months ended September 30, 2021, respectively. Accumulated deficit amounted to $15.7 million and $26.4 million as of September 30, 2022 and December 31, 2021, respectively. Net cash used in operating activities was $116.2 million and $52.2 million for the nine months ended September 30, 2022 and 2021, respectively.

On July 16, 2021, the Company received $509.0 million in cash, net of redemption and transaction costs as a result of the Business Combination. As of September 30, 2022, the Company has $70.6 million in unrestricted cash and cash equivalents, $239.6 million in short-term investments and $7.0 million in restricted cash. Restricted cash is pledged as security for letters of credit or other collateral amounts established by the Company for certain lease obligations, corporate credit cards, and other contractual arrangements. The Company’s restricted cash is included within Other assets in the unaudited interim Consolidated Balance Sheets.

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

Material Transactions

Orten Business Combination Cancellation

In June 2022, the Company entered into an agreement with the intention of acquiring 100% of outstanding ownership in Orten Betriebs GmbH and subsidiaries, and Orten Electric Trucks GmbH (collectively “Orten”). Subsequently, in September 2022, the Company terminated the agreement. As a result of the termination, the Company transferred consideration of €8.5 million (approximately $8.4 million in USD) to Orten consisting of €6.1 million (approximately $6.1 million in USD) in cash and €2.4 million (approximately $2.3 million in USD) in vehicle inventory. The amount of consideration transferred is included within Selling, general and administrative expense in the unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3. Summary of Significant Accounting Policies, in the Company’s consolidated financial statements included in the Company’s amended Annual Report filed on Form 10-K/A for the year ended December 31, 2021.

Except for the policies noted below, there have been no material changes to the significant accounting policies for the nine months ended September 30, 2022.

Cash Equivalents
The Company’s cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash with original maturities of three months or less. Due to their short-term nature, the amortized cost of the Company’s cash equivalents approximate fair value. As of September 30, 2022, cash equivalents consisted of commercial paper, certificates of deposit and money market funds totaling $40.6 million. The Company did not have any cash equivalents as of December 31, 2021.

Short-term Investments

The Company has short-term investments in marketable debt securities with an original maturity of greater than three months, but less than one year. These securities include certificates of deposit, commercial paper, corporate debt, foreign government bonds, and U.S. Treasury bills. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. The Company’s marketable debt securities have been classified and accounted for as available-for-sale (“AFS”) marketable securities in accordance with ASC 326, Financial Instruments - Credit Losses. AFS securities are recorded at fair value as of each balance sheet date, with unrealized gains or losses included in Accumulated other comprehensive income (loss) and as a component of the Consolidated Statements of Operations and Comprehensive Income (Loss). Gains and losses as a result of sales or maturity of securities are reclassified from previously unrealized gains and losses on short-term investments in Accumulated other comprehensive income (loss) to Other income (expense), net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

For an AFS security with an amortized cost that exceeds its fair value, the Company first determines if it intends to sell or will more-likely-than-not be required to sell the security before the expected recovery of its amortized cost. If it intends to sell or will more-likely-than-not be required to sell the security, then the Company recognizes the impairment as a credit loss in the Consolidated Statements of Operations and Comprehensive Income (Loss) by writing down the security’s amortized cost to its fair value. If it does not intend to sell or it is not more-likely-than-not that it will be required to sell the security before the expected recovery of its amortized cost, the Company recognizes the portion of the impairment that is due to a credit loss, if any, in the Consolidated Statements of Operations and Comprehensive Income (Loss) through an allowance. The portion of the impairment that is due to factors other than a credit loss is recognized in Comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss) as an unrealized loss. Accrued interest receivable is excluded from the estimate of credit losses (see Note 9. Short-term Investments).

Note 3. Revenue

The Company recognized negligible revenue and $2.9 million in sales of hydrogen fuel cell systems in the United States, and sales of FCEVs in China, and retrofit services in Europe for the three and nine months ended September 30, 2022, respectively. The Company recognized revenue of $0.1 million for the three and nine months ended September 30, 2021.

In accordance with ASC 606, the Company is required to evaluate customers’ ability and intent to pay substantially all of the consideration to which the Company is entitled in exchange for the vehicles transferred to the customer, i.e., collectability of contracts with customers. The Company’s customers in China are special purpose entities established in response to China’s national hydrogen fuel cell vehicle pilot program. While in the Company’s estimation the customers have strong business plans and management teams, in consideration of the customers’ limited operating history and extended payment terms in their contracts, the Company determined the collectability criterion is not met with respect to contract existence under ASC 606 for either customer, and therefore, an alternative method of revenue recognition has been applied to each arrangement.

The $2.5 million of revenue recognized from sales of FCEVs in China related to the delivery of 62 FCEVS in the nine months ended September 30, 2022. This amount is equal to the remaining consideration received after satisfying local government VAT obligations, as such amounts are non-refundable and the Company has transferred control of the 62 FCEVs to which the consideration relates and has stopped transferring goods or services to the customer. During the three months ended September 30, 2022, the Company delivered 20 additional FCEVs to a different customer, however, no amounts were recognized as revenue as the consideration received was less than the amounts paid to satisfy local government VAT obligations. The Company will continue to monitor the customers and evaluate the collectability criterion as of each reporting period. The total cost of the 62 FCEVs delivered was recorded within Cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss in 2021 since control of such FCEVs was transferred to the customer prior to December 31, 2021. The total cost of $2.9 million related to the additional 20 FCEVs was recorded within Cost of revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss) during the three months ended September 30, 2022 since control of such FCEVs was transferred at the time of delivery.

Contract Balances

Contract liabilities relate to the advance consideration invoiced or received from customers for products and services prior to satisfying a performance obligation or in excess of amounts allocated to a previously satisfied performance obligation.

The current portion of contract liabilities is recorded within Contract liabilities in the Consolidated Balance Sheets and totaled $0.8 million and $10.9 million as of September 30, 2022 and December 31, 2021, respectively. The long-term portion of contract liabilities is recorded within Other liabilities in the Consolidated Balance Sheets and totaled $5.6 million and $1.0 million as of September 30, 2022 and December 31, 2021, respectively. As part of efforts to exit certain customer contracts, the Company refunded $0.1 million in the fourth quarter of 2022.

Remaining Performance Obligations

The transaction price associated with remaining performance obligations for commercial vehicles and other contracts with customers was $15.4 million as of September 30, 2022. The Company expects to recognize approximately 5% of its remaining performance obligations as revenue over the twelve months after September 30, 2022.

Note 4. Inventory

Inventory consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$26,434	$16,099
Work in process	13,391	4,828
Total inventory	$39,825	$20,927

The Company writes down inventory for any excess or obsolescence, or when the Company believes that the net realizable value of inventories is less than the carrying value. Inventory write-downs recognized in Cost of revenue were $2.3 million and $3.0 million for the three and nine months ended September 30, 2022, respectively. The Company did not write down any inventory for the three and nine months ended September 30, 2021, respectively.

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Deposit for fuel cell components (Note 15)	$6,017	$5,008
Vehicle inventory deposits	6,638	10,171
Production equipment deposits	242	1,169
Other prepaid expenses	4,673	3,266
Prepaid insurance	4,345	5,079
VAT receivable from government	2,155	2,159
Total prepaid expenses and other current assets	$24,070	$26,852

Note 6. Property, Plant, and Equipment, net

Property, plant, and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Land and building	$2,818	$2,818
Machinery and equipment	16,197	8,827
Software	2,071	507
Leasehold improvements	1,356	746
Construction in progress	5,081	2,139
Total Property, plant, and equipment	27,523	15,037
Less: Accumulated depreciation and amortization	(2,654)	(691)
Property, plant and equipment, net	$24,869	$14,346

Depreciation and amortization expense totaled $0.8 million and $2.1 million for the three and nine months ended September 30, 2022, respectively. Depreciation and amortization expense totaled $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively.

Note 7. Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Payroll and payroll related expenses	$3,904	$2,250
Accrued professional fees	5,325	2,450
Accrued product warranty costs	903	816
Accrued contract manufacturer costs	1,346	—
Accrued contract termination costs (Note 12)	2,430	—
Accrued Orten cancellation costs (Note 1)	1,617	—
Accrued severance	475	—
Other accrued expenses	2,586	1,254
Accrued liabilities	$18,586	$6,770

Note 8. Investments in Equity Securities

The Company owns common shares, participation rights, and options to purchase additional common shares in certain private companies. On a non-recurring basis, the carrying value is adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments in the same issuer or an impairment.

Included in Gain (loss) on equity securities in the unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2022 is a $12.5 million gain related to the equity investment in Raven SR, Inc. (“Raven”). The investment in Raven’s common shares and options were initially accounted for at cost of $2.5 million. In March 2022, there was an observable change in price of Raven’s common shares. The change in observable price of Raven’s common shares also results in a remeasurement of the investment in Raven’s options as of the date that the observable transaction took place. The fair value of the investment in Raven’s common shares was determined based on observable market prices of identical instruments in less active markets and is classified accordingly as Level 2 in the fair value hierarchy. Due to certain anti-dilution rights included in the options held by the Company, the fair value was determined utilizing a Monte-Carlo simulation model. Accordingly, this was determined to be a Level 3 measurement in the fair value hierarchy. The most significant assumptions in the model included the transaction price of the underlying common shares at the transaction date, expected volatility, risk free rate, and certain assumptions around the likelihood, size, and timing of potential future equity raises by Raven. As of March 31, 2022, the period end in which the observable change in price occurred, the Company determined the fair value of the investment in Raven’s common shares and options to be $6.5 million and $8.5 million, respectively.

Additionally, included in Gain (loss) on equity securities in the unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2022 is a $2.4 million impairment loss related to the Company’s investment in Global NRG H2 Limited (“NRG”), a New Zealand corporation, equal to the initial cost basis. In accordance with ASC 321, Investments - Equity Securities (“ASC 321”), the investment in NRG does not have a readily determinable fair value and is measured at cost minus impairment, which requires the Company to evaluate on an ongoing basis whether an investment has been impaired based on qualitative factors. The Company impaired NRG due to the investee’s lack of progress in developing its plans and operating performance. There was no gain (loss) on equity securities in the unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2022.

The following table summarizes the total carrying value of held securities, measured as the total initial cost plus cumulative net gain (loss) (in thousands):

	September 30, 2022	December 31, 2021
Total initial cost basis	$4,948	$4,948
Adjustments:
Cumulative unrealized gain	12,530	—
Cumulative impairment	(2,448)	—
Carrying amount, end of period	$15,030	$4,948

The following table summarizes unrealized gain and impairment recorded in Other income (expense) in the unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss), which are included as adjustments to the carrying value of equity securities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized gain on equity securities	$—	$—	$12,530	$—
Cumulative impairment	—	—	(2,448)	—
Total unrealized gain and impairment on equity securities	$—	$—	$10,082	$—

Note 9. Short-term Investments

The following table summarizes the Company's short-term investments (in thousands):

	As of September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments
Certificates of deposit	$105,097	$175	$(87)	$105,186
Commercial paper	47,197	105	—	47,302
Corporate debt securities	39,780	—	(181)	39,598
Foreign government bonds	3,187	—	—	3,187
U.S. Treasury bills	44,287	95	(7)	44,375
Total short-term investments	$239,548	$375	$(275)	$239,648

The Company did not have any short-term investments as of December 31, 2021.

Note 10. Income Taxes

For the nine months ended September 30, 2022, the Company recorded a net discrete tax expense of $0.5 million primarily associated with the establishment of a deferred tax liability that is not expected to offset available deferred tax assets. The Company did not record a provision for income taxes for the three months ended September 30, 2022, because the Company generated tax losses. The Company did not record a provision for income taxes for the three and nine months ended September 30, 2021 because the Company generated tax losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses all available evidence, both positive and negative, to determine the amount of any required valuation allowance within each taxing jurisdiction. Full valuation allowances have been established for the Company’s operations in all jurisdictions. As of September 30, 2022, and December 31, 2021, the Company had net deferred tax assets of approximately $43.2 million and $23.0 million, respectively, each of which was fully offset by a valuation allowance.

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its positions. The Company is subject to income tax examinations by taxing authorities in the countries in which it operates since inception.

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

As of September 30, 2022, and December 31, 2021, the carrying amount of accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate estimated fair value due to their relatively short maturities.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:	$16,330	$24,283	$—	$40,613
Short-term investments:
Certificates of deposit	—	105,186	—	105,186
Commercial paper	—	47,302	—	47,302
Corporate debt securities	—	39,598	—	39,598
Foreign government bonds	—	3,187	—	3,187
U.S. Treasury bill	44,375	—	—	44,375
Liabilities:
Warrant liability – Private Placement Warrants	$—	$1,843	$—	$1,843
Earnout shares liability	—	—	16,390	16,390

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability – Private Placement Warrants	$—	$15,228	$—	$15,228
Earnout shares liability	—	—	103,761	103,761

Cash Equivalents

The Company’s cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash with original maturities of three months or less. As of September 30, 2022, the Company has $40.6 million invested in commercial paper, certificates of deposit and money market funds. The Company classifies its investments in commercial paper and certificates of deposit as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

Short-term Investments

The Company’s short-term investments consist of high-quality, investment-grade marketable debt securities and are classified as available-for-sale. The Company classifies its investments in certificates of deposit, commercial paper, corporate debt securities, and foreign government bonds as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

Earnout to Common Stockholders

The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model. The inputs into the Monte-Carlo pricing model included significant unobservable inputs. The following table provides quantitative information regarding Level 3 fair value measurement inputs:

	September 30, 2022	December 31, 2021
Stock price	$1.70	$6.49
Risk-free interest rate	4.2%	1.2%
Volatility	98.0%	90.0%
Remaining term (in years)	3.79	4.54

The following table presents the changes in the liabilities for Private Placement Warrants and Earnout for the nine months ended September 30, 2022 (in thousands):

	Private Placement Warrants	Earnout
Balance as of December 31, 2021	$15,228	$103,761
Change in estimated fair value	(13,385)	(87,371)
Balance as of September 30, 2022	$1,843	$16,390

The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded.

Note 12. Commitments and Contingencies

Legal Proceedings

The Company is subject to, and may become a party to, a variety of litigation, other claims, suits, indemnity demands, regulatory actions, and government investigations and inquiries in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. The Company accrues for matters when we believe that losses are probable and can be reasonably estimated. As of September 30, 2022, the Company accrued $2.4 million in Accrued liabilities in the unaudited interim Consolidated Balance Sheets. The Company did not record any accruals as of December 31, 2021.

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

Customer and Supplier Dispute

From time to time, the Company is subject to various commercial disputes or claims with its customers or suppliers. In January 2023, Duurzaam Transport B.V. and H2 Transport B.V., both private limited companies in the Netherlands and customers of the Company’s European subsidiary, Hyzon Motors Europe B.V. (“Hyzon Europe”), filed an attachment with the local Dutch court. The initial attachment claimed that Hyzon Europe was liable for liquidated and consequential damages stemming from Hyzon Europe allegedly not delivering trucks as contracted. The initial attachment placed a lien on the assets of Hyzon Europe. Following the attachments, Duurzaam Transport B.V. and H2 Transport B.V. initiated proceedings on the merits in February 2023. Eventually, the dispute was settled without any party admitting liability, and the Company made a payment of €2.1 million (approximately $2.0 million in USD) in April 2023, which was recorded in Accrued liabilities in the unaudited interim Consolidated Balance Sheets as of September 30, 2022.

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

Note 13. Stock-based Compensation Plans

The following table summarizes the Company’s stock option and Restricted Stock Unit (“RSU”) activity:

	Stock Options				RSUs
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual (Years)	Aggregate Intrinsic Value (in 000s)	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	19,311,140	$1.29	13.07	100,885	1,852,685	$6.14
Granted	539,292	$4.64	—	—	1,260,408	$3.72
Exercised or released	(38,868)	$1.13	—	—	(468,778)	$6.79
Forfeited/Cancelled	(83,284)	$1.13	—	—	(106,128)	$5.15
Outstanding at September 30, 2022	19,728,280	$1.51	12.17	8,054	2,538,187	$4.86
Vested and expected to vest, September 30, 2022	14,190,780	$1.21	11.74	8,054	2,538,187	$4.86
Exercisable and vested at September 30, 2022	12,410,743	$1.13	12.54	7,091	—

As of September 30, 2022, there was $2.7 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.5 years.

RSUs granted under the Company’s equity incentive plans typically vest over a four or five-year period beginning on the date of grant. RSUs will be settled through the issuance of an equivalent number of shares of the Company’s common stock and are equity classified. The fair value of restricted shares is determined based upon the stock price on the date of grant. As of September 30, 2022, unrecognized compensation costs related to unvested RSUs of $11.1 million is expected to be recognized over a remaining weighted average period of 3.09 years.

Earnout to Other Equity Holders
Earnout awards to other equity holders accounted for under ASC 718, Compensation - Stock Compensation (“ASC 718”) were vested at the time of grant, and therefore recognized immediately as compensation expense. Total compensation expense/(benefit) recorded for the three and nine months ended September 30, 2022 related to these earnout awards was $(0.1) million and $0.8 million, respectively. Total compensation expense recorded for the three and nine months ended September 30, 2021 related to these earnout awards was $14.0 million. Certain earnout awards to other equity holders contained performance and market-based vesting conditions, and as the performance conditions are not deemed probable at September 30, 2022, no compensation expense has been recorded related to these awards.

Note 14. Stockholders' Equity

Common Stock

The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 248,153,362 and 247,758,412 shares of Class A common stock issued and outstanding, respectively.

Warrants

At September 30, 2022, there were 11,013,665 Public Warrants and 8,014,500 Private Placement Warrants, for a total of 19,028,165 warrants outstanding. At December 31, 2021, there were 11,286,242 Public Warrants and 8,014,500 Private Placement Warrants, for a total of 19,300,742 warrants outstanding. At September 30, 2022, and December 31, 2021, there were 170,048 and 275,048 Ardour Warrants outstanding, respectively.

Equity Repurchase Program

On November 17, 2021, the Company’s board of directors authorized the repurchase of up to $5.0 million of its outstanding common stock and/or Public Warrants. The timing and amount of any share repurchases under the Company’s share repurchase authorization will be determined by management based on market conditions and other considerations. Such repurchases may be executed in the open market. As of December 31, 2021, the Company had repurchased 256,977 public warrants for $0.5 million. In the nine months ended September 30, 2022, the Company repurchased an additional 15,600 public warrants for $31 thousand. The Company repurchased a total of 272,577 public warrants and suspended the share repurchase program as of January 5, 2022.

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

Related Party Payables and Receivables

Horizon Fuel Cell Technologies and Related Subsidiaries

The Company made deposit payments to Horizon and its subsidiaries to secure certain fuel cell components. As of September 30, 2022, the remaining balance is $6.0 million and included within Prepaid expenses and other current assets in the unaudited interim Consolidated Balance Sheets.

Certain employees of Horizon and its subsidiaries provide research and development, staff training, and administrative services to the Company. Based on an analysis of the compensation costs incurred by Horizon and an estimate of the proportion of effort spent by such employees on each entity, an allocation of approximately $0.4 million and $1.2 million was recorded in the Company’s unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss) related to such services for the three months ended September 30, 2022, and 2021, respectively. An allocation of approximately $0.9 million and $1.8 million was recorded in the Company’s unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss) related to such services for the nine months ended September 30, 2022, and 2021, respectively.

The related party payable to Horizon and its subsidiaries is $0.1 million and $3.7 million as of September 30, 2022 and December 31, 2021, respectively.

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

Subsequently, in December 2022, the Company acquired the remaining 49.5% of the equity interests of Hyzon Europe from Holthausen. The Company now holds 100% ownership in Hyzon Europe. The Company paid €3.5 million (approximately $3.7 million in USD) in addition to €1.0 million (approximately $1.1 million in USD) paid in December 2021. As part of this transaction, the Company also transferred various inventory items to, and settled open related party balances with, Holthausen. In addition, the Company reassigned all of the assumed retrofit service contracts, including after-sales obligations, back to Holthausen Clean Technology B.V.
For the three and nine months ended September 30, 2022, the Company paid $0.1 million and $0.4 million, respectively, to Carl Holthausen and Max Holthausen as managing directors of Hyzon Europe. For the three and nine months ended September 30, 2021, the Company paid $0.1 million and $0.3 million, respectively.

As of September 30, 2022, the related party payable to Holthausen is $0.3 million. As of December 31, 2021, the related party receivable from Holthausen is $0.3 million.

Jiushuang Joint Ventures

As described in Note 3. Revenue, the Company delivered 20 FCEVs to Jiushuang (Shanghai) New Energy Technology Co., Ltd. during the three months ended September 30, 2022. Jiushuang (Shanghai) New Energy Technology Co., Ltd. is a parent of both Jiushuang Tiancheng Motors Service Ltd. (“JSTC”) and Jiushuang Suda Logistics Ltd. (“JSSD”), which the Company partnered with to form the Jiushuang joint ventures.

Note 16. Income (Loss) per share

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

The following table presents the information used in the calculation of the Company’s basic and diluted net income (loss) per share attributable to Hyzon common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to Hyzon	$(24,795)	$34,621	$10,681	$17,053
Weighted average shares outstanding:
Basic	248,164	234,091	248,054	189,101
Effect of dilutive securities	—	12,389	9,774	11,883
Diluted	248,164	246,480	257,828	200,984
Net income (loss) per share attributable to Hyzon:
Basic	$(0.10)	$0.15	$0.04	$0.09
Diluted	$(0.10)	$0.14	$0.04	$0.08

The weighted average number of shares outstanding prior to Business Combination were converted at the Exchange Ratio.

Potentially dilutive shares are excluded from the computation of diluted net income (loss) per share when their effect was antidilutive. The potential dilutive securities are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock units	2,538	426	937	426
Stock options with service conditions	12,419	—	539	—
Stock options for former CTO	1,772	—	—	—
Stock options with market and performance conditions	5,538	5,538	5,538	5,538
Private placement warrants	8,015	8,015	8,015	8,015
Public warrants	11,014	11,286	11,014	11,286
Earnout shares	23,250	23,250	23,250	23,250
Hongyun warrants	31	—	31	—
Ardour warrants	170	326	—	326

Note 17. Subsequent Events

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

Commercial Launch of Hyzon-branded commercial vehicles and other hydrogen solutions

We reported negligible revenue and $2.9 million of revenue from the sale of hydrogen fuel cell systems in the United States, FCEVs in China, and retrofit services in Europe for the three and nine months ended September 30, 2022, respectively. However, our business model has yet to be proven. Prior to full commercialization of our commercial vehicle business at scale, we must complete the construction of required manufacturing facilities and achieve research and development milestones. We must establish and operate facilities capable of producing our hydrogen fuel cell systems and leverage 3rd party vehicle manufacturers to assemble our hydrogen-powered commercial vehicles in appropriate volumes and at competitive costs.

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

Results of Operations

The following table sets forth our historical operating results for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue	$5	$89	$(84)	(94)%	$2,939	$89	$2,850	3202%
Operating expense:
Cost of revenue	8,203	204	7,999	3921%	10,226	204	10,022	4913%
Research and development	9,241	3,982	5,259	132%	26,660	8,081	18,579	230%
Selling, general, and administrative	36,103	42,661	(6,558)	(15)%	75,920	51,607	24,313	47%
Total operating expenses	53,547	46,847	6,700	14%	112,806	59,892	52,914	88%
Loss from operations	(53,542)	(46,758)	(6,784)	15%	(109,867)	(59,803)	(50,064)	84%
Other income (expense):
Change in fair value of private placement warrant liability	3,447	7,614	(4,167)	(55)%	13,385	7,614	5,771	76%
Change in fair value of earnout liability	18,034	73,359	(55,325)	(75)%	87,371	73,359	14,012	19%
Gain (loss) on equity securities	—	—	—	N/M	10,082	—	10,082	N/M
Foreign currency exchange loss and other income	(3,871)	(116)	(3,755)	3237%	(6,475)	(175)	(6,300)	3600%
Interest income (expense), net	279	(254)	533	(210)%	350	(5,249)	5,599	(107)%
Total other income (expense)	17,889	80,603	(62,714)	(78)%	104,713	75,549	29,164	39%
Net income (loss) before income taxes	(35,653)	33,845	(69,498)	(205)%	(5,154)	15,746	(20,900)	(133)%
Income tax expense	—	—	—	N/M	526	—	526	N/M
Net income (loss)	$(35,653)	$33,845	$(69,498)	(205)%	$(5,680)	$15,746	$(21,426)	(136)%
Less: Net loss attributable to noncontrolling interest	(10,858)	(776)	(10,082)	1299%	(16,361)	(1,307)	(15,054)	1152%
Net income (loss) attributable to Hyzon	$(24,795)	$34,621	$(59,416)	(172)%	$10,681	$17,053	$(6,372)	(37)%

Three Months Ended September 30, 2022 and 2021
Revenue. We generated negligible revenue for the three months ended September 30, 2022 and $0.1 million of revenue from retrofit services performed by Hyzon Europe for the three months ended September 30, 2021.

Operating Expenses. Operating expenses for the three months ended September 30, 2022 were $53.5 million compared to $46.8 million for the three months ended September 30, 2021. Operating expenses consist of cost of revenue, research and development expenses and selling, general and administrative expenses.

Cost of Revenue. Cost of revenue includes direct materials, labor costs, allocated overhead costs related to the manufacturing and retrofitting of hydrogen FCEVs, fuel cell systems, estimated warranty costs, and inventory write-downs. Cost of revenue for the three months ended September 30, 2022 was $8.2 million and was $0.2 million for the three months ended September 30, 2021. Cost of revenue for the three months ended September 30, 2022 was primarily related to cost provisions accrued for customer contract activities in Europe, the write-down of inventory in Europe and cost of 20 FCEVs delivered to Jiushuang.

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

Research and development expenses were $9.2 million and $4.0 million for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily due to $1.9 million in higher personnel costs, which were incurred in order to enhance our research and development expertise in vehicle design, vehicle software, fuel cell system, and electric powertrain. The remaining increase of $3.3 million is for materials used in research and development to further develop current and next generation hydrogen powered fuel cell systems, to design and develop an electric powertrain, and to integrate those systems into various mobility applications. We expect research and development expenses to continue to increase significantly going forward as we build out our research facilities and organization.

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

Selling, general, and administrative expenses were $36.1 million and $42.7 million for the three months ended September 30, 2022 and 2021, respectively. The decrease was primarily due to $26.8 million in lower stock compensation expense. The decrease is offset by an increase of $8.3 million in higher legal, accounting and consulting fees incurred in connection with regulatory and legal matters including litigation and SEC investigation, $1.8 million in higher salary and related expenses, and $2.3 million in IT, rent, travel and other office related expenses to support business growth. In addition, we incurred $8.4 million related to the cancellation of the Orten acquisition in Europe.

Change in Fair Value. Change in fair value represents non-cash gains or losses in estimated fair values of the private placement warrant liability, earnout liability, and investments in equity securities. Private placement warrant and earnout liabilities are remeasured at each balance sheet date. Equity securities are remeasured when there is an observable price adjustment in an orderly transaction for an identical or similar investment in the same investee entity. Changes in estimated fair values of private placement warrant liability and earnout liability for the three months ended September 30, 2022, were $3.4 million and $18.0 million, respectively. Changes in estimated fair values of private placement warrant liability and earnout liability for the three months ended September 30, 2021 were $7.6 million and $73.4 million, respectively.

Foreign Currency Exchange Loss and Other Expense. Foreign currency exchange loss represents exchange rate gains and losses related to all transactions denominated in a currency other than our or our subsidiary’s functional currencies. Foreign currency exchange loss was $3.9 million for the three months ended September 30, 2022, compared to $0.1 million for the three months ended September 30, 2021, as there were few transactions in foreign currencies in the prior period.

Interest Income (Expense), net. Interest income was $0.3 million for the three months ended September 30, 2022, compared to interest expense of $0.3 million for the three months ended September 30, 2021. Interest expense in the three months ended September 30, 2021, relates primarily to the convertible debt issued in February 2021 and is comprised primarily from changes in the fair value of an embedded derivative associated with the automatic conversion provision of the convertible notes. Upon close of the Business Combination in July 2021, the convertible debt and accrued interest converted into shares of common stock of the Company. There was no debt outstanding during the three months ended September 30, 2022.

Income Tax Expense. We had no income tax expense for the three months ended September 30, 2022 and 2021.

Net Loss Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests represents results attributable to third parties in our operating subsidiaries. Net loss is generally allocated based on such ownership interests held by third parties with respect to each of these entities.

Net loss attributable to noncontrolling interests was $10.9 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively. The change in the comparative periods is the result of increased activities in our Netherlands joint venture and the creation of a joint venture in Foshan, China in October 2021.

Nine Months Ended September 30, 2022 and 2021

Revenue. Revenue for the nine months ended September 30, 2022 was $2.9 million, and represents sales of fuel cell systems in the United States, FCEVs in China and retrofit services in Europe. Revenue for the nine months ended September 30, 2021 was $0.1 million from retrofit services performed by Hyzon Europe.

Operating Expenses. Operating expenses for the nine months ended September 30, 2022 were $112.8 million compared to $59.9 million for the nine months ended September 30, 2021. Operating expenses consist of cost of revenue, research and development expenses and selling, general and administrative expenses.

Cost of Revenue. Cost of revenue includes direct materials, labor costs, allocated overhead costs related to the manufacturing and retrofitting of hydrogen FCEVs, fuel cell systems, estimated warranty costs, and inventory write-downs. Cost of revenue for the nine months ended September 30, 2022 was $10.2 million and was $0.2 million for the nine months ended September 30, 2021. Cost of revenue for the nine months ended September 30, 2022 was primarily related to cost provisions accrued for customer contract activities in Europe, the write-down of inventory in Europe and cost of 20 FCEVs delivered to Jiushuang.

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

Research and development expenses were $26.7 million and $8.1 million in the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily due to $9.1 million in higher personnel costs, which were incurred in order to enhance our research and development expertise in vehicle design, vehicle software, fuel cell system, and electric powertrain. The remaining increase of $9.5 million is for materials used in research and development to further develop current and next generation hydrogen powered fuel cell systems, to design and develop an electric powertrain, and to integrate those systems into various mobility applications. We expect research and development expenses to continue to increase significantly going forward as we build out our research facilities and organization.

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

Selling, general, and administrative expenses were $75.9 million and $51.6 million in the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily due to $16.5 million in higher legal, accounting and consulting fees incurred in connection with regulatory and legal matters including litigation and SEC investigation, $9.4 million in higher salary and related expenses, $5.5 million in higher insurance expense and $7.7 million in IT, rent, travel and other office related expenses to support business growth. In addition, we incurred $8.4 million related to the cancellation of the Orten acquisition in Europe. The increase is offset by $24.6 million in lower stock compensation expense. We incurred greater selling, general, and administrative expense for the nine months ended September 30, 2022 as the Company continues to build out its corporate infrastructure, including accounting, audit, legal, regulatory and tax-related services. The increase also resulted from higher director and officer insurance costs, investor and public relations costs.

Change in Fair Value. Change in fair value represents non-cash gains or losses in estimated fair values of the private placement warrant liability, earnout liability, and investments in equity securities. Private placement warrant and earnout liabilities are remeasured at each balance sheet date. Equity securities are remeasured when there is an observable price adjustment in an orderly transaction for an identical or similar investment in the same investee entity. Changes in estimated fair values of private placement warrant liability, earnout liability, and investments in equity securities for the nine months ended September 30, 2022, were $13.4 million, $87.4 million, and $10.1 million, respectively. The $10.1 million increase in the estimated fair value in investments in equity securities represents a $12.5 million gain related to our equity investment in Raven, offset by a $2.4 million impairment of our equity investment in NRG. Change in estimated fair value of private placement warrant and earnout liabilities for the nine months ended September 30, 2021 were $7.6 million and $73.4 million, respectively.

Foreign Currency Exchange Loss and Other Expense. Foreign currency exchange loss represents exchange rate gains and losses related to all transactions denominated in a currency other than our or our subsidiary’s functional currencies. Foreign currency exchange loss was $6.5 million for the nine months ended September 30, 2022, compared to $0.2 million in the nine months ended September 30, 2021, as there were few transactions in foreign currencies in the prior period.

Interest Income (Expense), net. Interest income was $0.4 million in the nine months ended September 30, 2022, compared to interest expense of $5.2 million in the nine months ended September 30, 2021. Interest expense in the nine months ended September 30, 2021, relates primarily to the convertible debt issued in February 2021 and is comprised primarily from changes in the fair value of an embedded derivative associated with the automatic conversion provision of the convertible notes. Upon close of the Business Combination in July 2021, the convertible debt and accrued interest converted into shares of common stock of the Company. There was no debt outstanding for the nine months ended September 30, 2022.

Income Tax Expense. For the nine months ended September 30, 2022, the Company recorded a net discrete tax expense of $0.5 million primarily associated with the establishment of a deferred tax liability that is not expected to offset available deferred tax assets. The Company has cumulative net operating losses at the federal and state level and maintains a full valuation allowance against its net deferred tax assets. We had no income tax expense for the nine months ended September 30, 2021.

Net Loss Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests represents results attributable to third parties in our operating subsidiaries. Net loss is generally allocated based on such ownership interests held by third parties with respect to each of these entities.

Net loss attributable to noncontrolling interests was $16.4 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively. The change in the comparative periods is the result of increased activities in our Netherlands joint venture and the creation of a joint venture in Foshan, China in October 2021.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(35,653)	$33,845	$(5,680)	$15,746
Interest (income) expense, net	(279)	254	(350)	5,249
Income tax expense	—	—	526	—
Depreciation and amortization	839	302	2,445	671
EBITDA	$(35,093)	$34,401	$(3,059)	$21,666
Adjusted for:
Change in fair value of private placement warrant liability	(3,447)	(7,614)	(13,385)	(7,614)
Change in fair value of earnout liability	(18,034)	(73,359)	(87,371)	(73,359)
Gain (loss) on equity securities	—	—	(10,082)	—
Stock-based compensation	1,063	14,766	4,115	15,644
Executive transition charges (1)	517	13,860	517	13,860
Business combination transaction expenses (2)	—	3,404	—	3,404
Regulatory and legal matters (3)	7,859	111	13,362	111
Orten business combination cancellation	8,440	—	8,440	—
Adjusted EBITDA	$(38,695)	$(14,431)	$(87,463)	$(26,288)

(1)The 2022 executive transition charges include a separation payment and salary expense for technical advisory services related to the former Executive Chairman. The 2021 executive transition charges include stock-based compensation costs of $13.4 million and salary expense of $0.5 million related to former CTO’s retirement.
(2)Transaction costs of $3.3 million attributable to the liability classified earnout shares and $0.1 million of write-off of debt issuance costs.
(3)Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the short-seller analyst article from September 2021, and investigations and litigation related thereto.

Liquidity

The Company incurred net loss of $35.7 million and $5.7 million for the three and nine months ended September 30, 2022, respectively. The Company reported net income of $33.8 million and $15.7 million for the three and nine months ended September 30, 2021, respectively. Net cash used in operating activities was $116.2 million and $52.2 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had $70.6 million in cash and cash equivalents, $239.6 million in short-term investments, and positive working capital of $344.2 million. The Business Combination closed on July 16, 2021, generated proceeds of approximately $509.0 million of cash, net of transaction costs and redemptions. We believe that our current cash balance will provide adequate liquidity during the 12-month period from the issuance date of these unaudited interim consolidated financial statements.

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

Debt

As of September 30, 2022 and December 31, 2022, we have no debt. The convertible notes and accrued interest in the comparative period, were converted to 5,022,052 shares of common stock upon close of the Business Combination.

Cash Flows

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(116,218)	$(52,242)
Net cash used in investing activities	(250,652)	(17,635)
Net cash (used in) provided by financing activities	(3,944)	554,165

Cash Flows for the Nine Months Ended September 30, 2022 and September 30, 2021

Cash Flows from Operating Activities

Net cash used in operating activities was $116.2 million for the nine months ended September 30, 2022, as compared to $52.2 million for the nine months ended September 30, 2021. The cash flows used in operating activities for the nine months ended September 30, 2022 were primarily driven by a net loss of $5.7 million and adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash gain adjustments consisted of changes in fair value of the private placement warrant liability of $13.4 million, earnout liability of $87.4 million, and equity securities of $10.1 million. These non-cash gain adjustments were partially offset by $4.1 million stock-based compensation expense and $2.4 million in depreciation and amortization. Changes in operating assets and liabilities were primarily driven by an increase of $16.8 million in inventory balances, an increase in accrued liabilities of $11.7 million, a decrease in accounts receivable of $2.7 million and a decrease of $1.6 million in prepayments for vehicle inventory, other supplier deposits and D&O insurance.

Net cash used in operating activities for the nine months ended September 30, 2021 was primarily driven by net income of $15.7 million and adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash gain adjustments primarily consisted of changes in fair value of the private placement warrant of $7.6 million and earnout liabilities of $73.4 million. These non-cash gain adjustments were partially offset by $29.0 million stock-based compensation expense and $0.7 million in depreciation and amortization. Changes in operating assets and liabilities were primarily driven by $19.6 million in prepayments for vehicle inventory, other supplier deposits and D&O insurance, an increase in accounts receivable of $5.7 million, and $12.0 million in inventory purchases.

Cash Flows from Investing Activities

Net cash used in investing activities was $250.7 million for the nine months ended September 30, 2022, as compared to $17.6 million for the nine months ended September 30, 2021. The cash flows used in investing activities for the nine months ended September 30, 2022 were driven by $11.3 million in property and equipment purchases, $313.0 million in purchase of short-term investments, offset by $73.7 million in proceeds from maturities of short-term investments. The cash flows used in investing activities for the nine months ended September 30, 2021 were due to $8.8 million in capital expenditures, as well as $4.0 million in machinery and equipment deposits to begin production of hydrogen fuel cell systems and assembly of hydrogen storage systems and $4.8 million of investments in equity securities of NRG and Raven SR. The $8.8 million in capital expenditures were primarily comprised of approximately $2.3 million related to acquiring a facility near Rochester, NY and $4.9 million in machinery equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $3.9 million for the nine months ended September 30, 2022, as compared to $554.2 million net cash provided by financing activities for the nine months ended September 30, 2021. The cash flows used in financing activities for the nine months ended September 30, 2022 were driven primarily by a $3.1 million payment towards the Horizon IP Agreement. The cash flows provided by financing activities for the nine months ended September 30, 2021 were driven primarily by $509.0 million in proceeds from the Business Combination, net of transaction costs and redemption, and $45.0 million in proceeds from issuance of convertible notes.

Contractual Obligations and Commitments

For the nine months ended September 30, 2022, there were no material changes outside the ordinary course of business within the Contractual Obligations table as previously disclosed in our amended Annual Report filed on Form 10-K/A for the year ended December 31, 2021.

Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies and Estimates
There have been no substantial changes to these estimates, or the policies related to them for the nine months ended September 30, 2022. For a full discussion of these estimates and policies, see "Critical Accounting Policies and Estimates" in Item 7 of our amended Annual Report filed on Form 10-K/A for the year ended December 31, 2021.

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

Material Transactions with Related Parties

Horizon Supply Agreement

The Company made deposit payments to Horizon and its subsidiaries to procure certain fuel cell components. As of September 30, 2022, the remaining balance is $6.0 million and included within Prepaid expenses and other current assets in the unaudited interim Consolidated Balance Sheets.

Certain employees of Horizon and its subsidiaries provide research and development, staff training, and administrative services to the Company. Based on an analysis of the compensation costs incurred by Horizon and an estimate of the proportion of effort spent by such employees on each entity, an allocation of approximately $0.4 million and $1.2 million was recorded in the Company’s unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss) related to such services for the three months ended September 30, 2022, and 2021, respectively. An allocation of approximately $0.9 million and $1.8 million was recorded in the Company’s unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss) related to such services for the nine months ended September 30, 2022, and 2021, respectively.

The related party payable to Horizon and its subsidiaries is $0.1 million and $3.7 million as of September 30, 2022 and December 31, 2021, respectively.

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

Subsequently, in December 2022, the Company acquired the remaining 49.5% of the equity interests of Hyzon Europe from Holthausen. The Company now holds 100% ownership in Hyzon Europe. The Company paid €3.5 million (approximately $3.7 million in USD) in addition to €1.0 million (approximately $1.1 million in USD) paid in December 2021. As part of this transaction, the Company also transferred various inventory items to, and settled open related party balances with, Holthausen. In addition, the Company reassigned all of the assumed retrofit service contracts, including after-sales obligations, back to Holthausen Clean Technology B.V.
For the three and nine months ended September 30, 2022, the Company paid $0.1 million and $0.4 million, respectively, to Carl Holthausen and Max Holthausen as managing directors of Hyzon Europe. For the three and nine months ended September 30, 2021, the Company paid $0.1 million and $0.3 million, respectively.

As of September 30, 2022, the related party payable to Holthausen is $0.1 million. As of December 31, 2021, the related party receivable from Holthausen is $0.3 million.

Jiushuang Joint Ventures

As described in Note 3. Revenue, the Company delivered 20 FCEVs to Jiushuang (Shanghai) New Energy Technology Co., Ltd. during the three months ended September 30, 2022. Jiushuang (Shanghai) New Energy Technology Co., Ltd. is a parent of both Jiushuang Tiancheng Motors Service Ltd. (“JSTC”) and Jiushuang Suda Logistics Ltd. (“JSSD”), which the Company partnered with to form the Jiushuang joint ventures.

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

Our Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2022. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of September 30, 2022 our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

In light of the material weaknesses described below, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the ineffectiveness of our disclosure controls and procedures as well as material weaknesses in our internal control over financial reporting as of September 30, 2022, the unaudited interim consolidated financial statements for the periods covered by and included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.

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

Because there is a reasonable possibility that material misstatements of the unaudited interim consolidated financial statements will not be prevented or detected on a timely basis, we concluded that these deficiencies represent material weaknesses in our internal control over financial reporting and that our internal control over financial reporting was not effective as of September 30, 2022.

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

(d) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
The information set forth under Note 12. Commitments and Contingencies, to our unaudited interim consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments.

Item 1A.    Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2021, as amended by Amendment No.1 on Form 10-K/A, that could materially affect our business, financial condition or future results. There have not been any material changes to the risk factors described in our 2021 Form 10-K as amended, except for the additional risks noted below, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities for the nine months ended September 30, 2022 that were not registered under the Securities Act.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Hyzon (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021)

3.2	Amended and Restated Bylaws of Hyzon (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021)

10.1	Cancellation Agreement with Orten Holding GmbH, dated September 29, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2022)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2*	Certification of Interim Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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