Form 10-K
period 2022-12-31
Hyzon Motors Inc.
filed 2023-05-31
CIK 1716583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2022, as reported on the Nasdaq Capital Market, was approximately $270.9 million.
As of April 30, 2023, there were approximately 244,599,212 shares of the registrant’s common stock outstanding, par value $0.0001 per share, outstanding.

PCAOB ID: 0185	Auditor Name: KPMG LLP	Auditor Location: Rochester, New York

CAUTIONARY NOTE REGARDING FORWARD- LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations, and any statements that refer to characterizations of future events or circumstances, including any underlying assumptions. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “could,” “should,” “will,” “may,” “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” as well as the negative of such terms and other similar expressions, are intended to identify forward looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to, those described below and under the section entitled “Risk Factors” in this Report and in subsequent reports that we file with the SEC, including this Form 10-K for the year ended December 31, 2022:
•our ability to commercialize our products and execute our strategic plans, including our ability to establish facilities to produce our fuel cells, assemble our vehicles, or secure hydrogen supply in appropriate volumes, at competitive costs or with competitive emissions profiles;

•our ability to compete effectively in the HD transportation sector, and withstand intense competition and competitive pressures from other companies worldwide in the industries in which we operate;
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

•disruptions to the global supply chain, including as a result of geopolitical events, and shortages of raw materials, and the related impacts on our third-party suppliers and assemblers;

•our ability to maintain the listing of our common stock on the Nasdaq Capital Market;

•our ability to raise financing in the future;

•our ability to retain or recruit, or changes required in, our officers, key employees or directors;

•our ability to protect, defend, or enforce intellectual property on which we depend; and

•the impacts of legal proceedings, regulatory disputes, and governmental inquiries.

We have experienced and continue to experience several of these risks which have had and are having a materially negative effect on our results of operations. Should these risks increase, should risks or uncertainties other than those described above materialize, or should our underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us, and speak only as of the date of this report. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this report. You should, however, review additional disclosures we make in subsequent filings with the SEC.

Glossary of Terms

Except as defined elsewhere in this Form 10-K, the following terms or acronyms shall have the following meanings:

Term or Acronym	Definition
ACF	Advance Clean Fleets Regulation
ANZ	Australia and New Zealand
AUD	Australian dollar
BEV	Battery Electric Vehicle
Bid Price Rule	Nasdaq Listing Rule 5550(a)(2)
BMS	Battery Management System
Board	Board of Directors of Hyzon Motors Inc.
BOP	Balance of Plant
BPP	Bipolar Plate
CARB	California Air Resources Board
CCPA	California Consumer Privacy Act of 2018
CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act
CFATS	United States Cybersecurity & Infrastructure Agency’s Chemical Facility Anti-Terrorism Standards
Chevron	Chevron New Energies, a division of Chevron U.S.A. Inc.
CPRA	California Privacy Rights Act of 2020
CO2	Carbon Dioxide
COC	Certificate of Conformity
COI	Chemical of Interest
DCRB	Decarbonization Plus Acquisition Corporation (now Hyzon Motors Inc.), a Delaware corporation. In connection with the completion of the Business Combination, DCRB changed its name to "Hyzon Motors Inc."
DOT	United States Department of Transportation
EPA	Environmental Protection Agency
EPA Clean Trucks Plan	GHG Emissions Standards for Heavy and Medium-Duty Engines and Vehicles
ESG	Environmental, Social, and Governance
GDPR	European Union General Data Protection Regulation
GHG	Greenhouse Gas
ECCA	Equity Capital Contribution Agreement
EU	European Union
FASB	United States Financial Accounting Standards Board
FCEV	Fuel Cell Electric Vehicle
FMCSA	Federal Motor Carrier Safety Administration
FMVSS	Federal Motor Vehicle Safety Standards
Fontaine	Fontaine Modification Company
GVW	Gross Vehicle Weight
HD	Heavy Duty
Hearings Panel	Nasdaq Hearings Panel
HVAC	Heating, ventilation, and air conditioning
HVIP	CARB Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project
HZCI	Hyzon Zero Carbon Inc., a wholly-owned subsidiary of Hyzon
Holthausen	Holthausen Clean Technologies Investments B.V., a private limited liability company registered in the Netherlands
Horizon	Horizon Fuel Cell Technologies PTE Ltd., a Singapore corporation and our indirect controlling shareholder
Horizon Supply Agreement	Framework Supply Contract Agreement, dated January 7, 2021, by and between Hyzon and Jiangsu Qingneng New Energy Technologies Co. Ltd.
Hyliion	Hyliion Inc., a Delaware corporation
Hymas	Hymas PTE Ltd., a Singapore corporation and our controlling shareholder
Hyzon, the Company, we, its, our, or us	Hyzon Motors Inc.
Hyzon Europe	Hyzon Motors Europe B.V., a private limited liability company registered in the Netherlands and wholly owned subsidiary of Hyzon
Hyzon Guangdong	Hyzon Motors Technology Guangdong Co Ltd.
ICE	Internal Combustion Engine
IIJA	Infrastructure Investment and Jobs Act
IP Agreement	Intellectual Property Agreement dated January 12, 2021, as amended, by and between Hyzon, Jiangsu Qingneng New Energy Technologies Co., Ltd. and Shanghai Qingneng Horizon New Energy Ltd., and as amended in September 2021 to add Jiangsu Horizon Powertrain Technologies Co. Ltd. as a party
JS Horizon	Jiangsu Qingneng New Energy Technologies Co., Ltd. and Shanghai Qingneng Horizon New Energy Ltd., together
JS Powertrain	Jiangsu Powertrain Technologies Co. Ltd.
kg	Kilogram
kW	Kilowatts
LCFS	Low Carbon Fuel Standard
Legacy Hyzon	Hyzon Motors Inc. (now Hyzon Motors USA Inc.), a Delaware corporation and wholly owned subsidiary of Hyzon. In connection with the completion of the Business Combination, Legacy Hyzon changed its name to "Hyzon Motors USA Inc."
MD	Medium Duty
MEA	Membrane Electrode Assembly
MW	Megawatts
MY	Model Year
Nasdaq	The Nasdaq Stock Market LLC
NHTSA	National Highway Traffic Safety Administration
NOx	Nitrogen Oxide
NZD	New Zealand dollar
OEM	Original Equipment Manufacturer
Orten	Orten Holding GmbH, a limited liability company incorporate under the laws of Germany
Orten Agreement	Share Purchase and Transfer Agreement, dated June 10, 2022, by and between Hyzon Europe, Orten and Mr. Robert Orten
PEM	Proton-Exchange Membrane
Periodic Filing Rule	Nasdaq Listing Rule 5250(c)(1)
PIPL	China Personal Information Protection Law
PTO	Power Take Off
Raven SR	Raven SR Inc., a Delaware corporation
Raven S1	Raven SR S1 LLC, a subsidiary of Raven and a Delaware limited liability company
RCRA	Resource Conservation and Recovery Act
R&D	Research and Development
RNG	Renewable Natural Gas
SEC	United States Securities and Exchange Commission
Sellers	Orten and Mr. Robert Orten
SOP	Start of Production
Staff	Nasdaq Listing Qualifications Staff
Staff Determination	Nasdaq Listing Qualifications Staff Determination
TCO	Total Cost of Ownership
UNECE	United Nations Economic Commission Europe
U.S. GAAP	United States Generally Accepted Accounting Principles
VAT	Value Added Tax
VIE	Variable Interest Entity
VIO	Vehicles in Operation

PART I

Item 1. Business

Overview

Our mission is to commercialize our proprietary HD fuel cell technology into mobility applications, starting by deploying our fuel cells in zero-emission, HD hydrogen FCEVs. We are executing our mission through industry leading vehicle electrification platforms centered on Hyzon’s fuel cell technology, the production and supply of cost-effective, clean hydrogen through diversified third-party relationships and service, parts, and maintenance provided by Hyzon directly and through reliable third parties in the U.S., Europe, Australia, and New Zealand.

Hyzon has proprietary technology to produce high power fuel cells to power mobile applications, including HD commercial vehicles. Hyzon’s proprietary single stack 200 kW hydrogen fuel cell system’s net power output is expected to meet the high power demands of HD mobility when combined with Hyzon's electrified powertrain. Our goal is to accelerate the clean energy transition by providing the hydrogen fuel cell systems to power zero-emission mobility applications with no compromise on power or range. We plan to build upon our 110 kW fuel cell system experience to manufacture and commercialize the 200 kW single stack fuel cell system, which will be manufactured from our fuel cell system production facilities in Bolingbrook, Illinois.

200 kW Single Stack Fuel Cell System

Key highlights of our proprietary 200 kW single stack fuel cell system

•Single stack architecture: HD trucks require significant amounts of power in a volume and weight efficient package for optimized mobility, fuel economy, and performance. High output power demands are difficult to meet with individual hydrogen fuel cell systems generally available today due to a lack of total system power. Hyzon’s 200 kW single stack fuel cell system features a single stack that contains more individual fuel cells enclosed in a housing than that of the typical industry fuel cell stack. Our proprietary hybrid BPP design (highlighted below) enables a high cell count in a single stack with suitable distribution of reactant gas and coolant, with tolerance to shock and vibration loads experienced in mobility applications. Our in-house anode module design is compact and seamlessly integrates all components to the stack.

•Hybrid BPPs: BPPs form the backbone of the fuel cell stack. BPPs play a critical role in distributing reactant gases, coolant, and heat, carrying electric current from the MEAs to the end plates, removing water, and separating the individual cells. The performance of the stack, as well as its expected lifetime, are highly dependent on the proper functioning of BPPs. Hyzon has a patented hybrid BPP containing a graphite plate for cathode and a titanium plate for anode. Hyzon’s unique flow field designs on both cathode and anode plate and materials enable not only uniform flow distribution of reactants (H2 and O2) to MEA, but also effective removal of water for high performance and durability. Each side of the plate is independently designed to create a durable, highly conductive flow field, tailored to the specific requirements and environment with which it interacts. Through a unique combination of graphite and metallic surface engineering, Hyzon’s hybrid BPPs are corrosion-resistant, thin, and highly resistant to reactant gas leakage, significantly contributing to the fuel cell stack’s durability, power density, and efficiency.

•7-layer MEA: Hyzon designs and manufactures its MEAs in-house, which we believe provides us with a strategic advantage. Hyzon’s innovative anode designs increase the robustness, i.e., minimal performance or durability variations, of the stack during adverse conditions such as extreme humidity levels. In Hyzon’s catalyst layer architecture, the electrodes have been designed with appropriate isomers for enhanced proton transport in the catalyst layer. In addition, selecting and optimizing the gas diffusion layer facilitates better gas transport and water management. Hyzon seeks to further improve the performance at high current densities by using innovative electrode designs. Hyzon currently exclusively owns 20 patent applications on covering the MEA.

Our 200 kW single stack fuel cell system shows significant benefits over competing dual stack or two 110 kW fuel cell systems to reach a similar power output in mobility applications. For example, as compared to our dual stack or two 110 kW fuel cell systems, our 200 kW single stack fuel cell system has the following benefits across volume, weight, complexity and cost:

•Less volume: our 110 kW fuel cell system dimensions result in a total volume of ~627 liters compared to ~917 liters for our 200 kW single stack fuel cell system. Utilizing a single 200 kW fuel cell system versus two 110 kW fuel cell systems results in savings of ~30% volume.

•Less weight: Similarly, our 110 kW fuel cell system weighs 260 kg compared to 360 kg for our 200 kW single stack fuel cell system, resulting in a savings of ~30% by weight when using one 200 kW fuel cell system versus two 110 kW fuel cell systems.

•Reduced complexity and with lower service and, maintenance: each fuel cell has various components that build up to a BOP, such as air compressor, cathode humidifier, and DCDC converter. Our single 200 kW fuel cell utilizing only one set of BOP significantly reduces complexity versus two fuel cells with two BOPs.

•Lower cost: Our cost to deploy a single 200 kW fuel cell system is 25% lower than two of our 110 kW fuel cell systems.

Transportation is a vital cog in the global economy and constitutes one of the largest contributors to GHG emissions: as a sector, transportation was responsible for approximately 22% of worldwide CO2 emissions in 2022 according to the International Energy Agency1. In the U.S., according to the EPA2, transportation contributed up to 29% of GHG emissions in 2021, and of that, MD and HD vehicles contributed up to 23% of such emissions. We believe that the need for zero-emission solutions in transportation is clear, and we intend to help meet our customers’ zero-emission vehicle needs by electrifying proven OEM vehicle platforms utilizing our industry leading fuel cell technology and associated products.

Hyzon expects to bring leading zero-emission commercial vehicles to market by assembling or converting, or contracting with third parties to assemble or convert, ICE-powered vehicles - whether new or used - with our proprietary fuel cells manufactured in the U.S. We are focused on a single vehicle platform in each of Hyzon's focus regions, including both the current generation 110/120 kW fuel cell system FCEVs and our next generation flagship vehicle products featuring the 200 kW single stack fuel cell system under development. Further, by directly investing in low-cost, low-to-negative carbon intensity hydrogen fuel production, and collaborating with companies in feedstock, production, distribution, and dispensing, we expect to bring hydrogen fuel to market via our third-party relationships to match the demand created by our customers’ fleet deployments at a cost that enables fleets to convert to fuel cell electric commercial vehicles. This collaboration may include direct investments by Hyzon via its subsidiary, Hyzon Zero Carbon, Inc., in hydrogen production projects built and operated by third parties, bringing fuel online close to Hyzon vehicle deployments in the near-term.

We expect our asset-light model in which we leverage existing OEM vehicle platforms and third-party assembly contractors to integrate Hyzon's advanced in-house manufactured fuel cell systems and related electrification components to yield a lower cost structure and reduce cash outlay when at near-term scaling stage volumes. Coupling that model with our hydrogen fuel production and supply relationships and possible investments enables Hyzon to drive decarbonization while reducing vehicle TCO, and driving an accelerated path to parity with ICE alternatives as well as customer adoption in line with their decarbonization goals.

1 Source: IEA. International Energy Agency: CO2 Emissions in 2022.
2 Source: U.S. Environmental Protection Agency: Emissions in 2021.

Key Benefits of Hydrogen and FCEV HD / MD applications

•Potential subsidy-led drive to lower hydrogen fuel and technology cost vs. ICE comparables: Due to a combination of factors, including the relative abundance of hydrogen and its ability to be produced from multiple renewable sources (such as waste, wind and solar power, RNG, and biomass), we expect hydrogen production from renewable sources to increase, which would correspondingly reduce the price of hydrogen relative to existing high emission hydrocarbon resources, including diesel fuel. Since the cost to transport hydrogen can be significant, producing hydrogen relatively proximate to refueling locations reduces transportation costs (which are built into the price of hydrogen to the end customer) in the early commercialization stages of commercial FCEV adoption as compared to large-scale production that is a long distance from the end customer. Targeting customers operating a 'back-to-base' model - where their vehicles run one or more routes during the day and then return to their base location to be refueled is, in our view, aligned with facilitating early adoption of our FCEVs. Further, as decarbonization efforts continue globally, including those mandated and/or subsidized by many governments, we expect that investments in energy production will continue to shift towards renewable and/or low-carbon energy, and that investment in hydrogen production will increase worldwide, resulting in advanced hydrogen production technology and lower hydrogen fuel costs. Finally, we expect the price of hydrocarbon fuels to experience upward pressure due to global geopolitical events involving various oil producing countries, and as governments around the world increase taxation on high-emissions fuels while incentivizing clean energy sources such as low carbon intensity hydrogen. When coupled with technological innovations that will reduce the cost of producing hydrogen fuel cell systems, and related electrification components, we expect hydrogen-powered vehicles to become increasingly competitive with ICE vehicles, thereby enabling wider adoption by the transportation sector.

•Improved performance: Compared to ICE vehicles, FCEVs use high torque electric propulsion systems that provide smoother acceleration, even with vehicle mass exceeding Class 8 tractor weight limits in the U.S. - a potential benefit to customers in safety as well as driver attraction and retention.

•Reduced noise: Hydrogen-powered HD commercial vehicles are significantly quieter than comparable ICE vehicles, reducing noise pollution to the benefit of drivers and surrounding communities. In addition, reduced noise could enable FCEVs to operate longer hours in jurisdictions where noise and air quality restrictions on vehicle idle times are in place.

•Zero GHG emissions: Hydrogen fuel cell technology is a zero-emission powertrain, as no combustion occurs in hydrogen fuel cells. CARB classifies fuel cell vehicles as “Zero-Emission Vehicles.” Based on CO2 emissions data from the U.S. Energy Information Administration3 (22.2 pounds of CO2 emissions per gallon of diesel), Hyzon estimates that 100,000 of our hydrogen-powered Class 8 commercial vehicles could eliminate up to 161 million tons of CO2 emissions over 10 years, assuming low carbon intensity hydrogen from 100% zero carbon feedstock, 100,000 operating miles annually per vehicle and a comparative consumption rate of 6.25 miles per diesel gallon. We model the total expected CO2 emissions reductions for one hydrogen-powered truck on an annual basis as follows: expected annual miles driven x 1 / (6.25 miles per diesel gallon) x 10 kg of CO2 / diesel gallon.

•Significant local area health benefits: In addition to reducing GHG emissions, adoption of hydrogen FCEVs and other hydrogen solutions in the transportation sector can lead to improved air quality due to a reduction in emissions of NOx and fine particulate matters, including PM 2.5, and can help meet increasingly stringent air quality standards and regulations around the world. Additionally, drivers may benefit from reduced emissions in their daily operation of FCEVs as compared to traditional ICE trucks.

3 Source: U.S. Energy Information Administration: Carbon Dioxide Emissions Coefficients.

•Reduced TCO: We believe that FCEVs will eventually offer an attractive alternative to commercial operators running diesel fleets because of a lower TCO as compared to other ICE alternatives. As is the case with many new technologies and products, we expect that the higher initial purchase prices of FCEVs will be offset by lower overall cost of operations over time. We anticipate that, as global investment in hydrogen technologies and production facilities continues to grow, more favorable hydrogen cost structures for FCEVs and hydrogen fuel will emerge, allowing hydrogen fuel cell-powered commercial vehicles to deliver lower per mile (or kilometer) operating costs than their ICE equivalents based on publicly available data, including data from the National Renewable Energy Laboratory.4 In addition, technological advancements and scale production are expected to continue to reduce the cost of manufacturing the electrified components, including fuel cells, and maintenance costs should continue to decline as the technology matures in the FCEV use case.

•Seamless transition from ICE is possible: Once hydrogen dispensing and refueling station capacity become readily available, existing diesel-powered vehicle fleets may be converted to FCEV fleets without significant changes to how fleet operators conduct their businesses. Fleet operators' existing refueling practices and operating schedules can generally remain largely unchanged since hydrogen tanks can be refilled at refueling stations in strategic locations or at dispensing operations established at operators' locations without long wait times for refueling typically experienced at some battery electric truck charging facilities.

In a decarbonized future, we believe that commercial vehicle use cases will be shared between zero-emission electrified commercial vehicle platforms, with FCEVs deployed most densely in applications requiring longer periods of operation between refueling, heavy loads, and/or significant auxiliary power requirements. Examples of use cases that favor FCEVs include HD and MD trucks that also require refrigeration, auxiliary power, and/or long-range requirements, refuse trucks, and higher mileage energy usage buses and coaches. Based on internal and third-party testing and customer-reported experiences, we believe that FCEVs offer the following advantages when compared to BEVs:

•Increased driving range: BEV propulsion systems for large, heavy commercial vehicles with high utilization currently require large, heavy battery packs that may limit driving range and payloads. Based on our internal test and trial data, our HD FCEVs include gaseous 350 bar hydrogen storage capacity resulting in a typical 300 to 350 mile range today depending on the use case assuming 50 kg of hydrogen onboard. We expect this range to increase significantly both through fuel cell and related electrification component technology improvements. Additionally, Hyzon is developing a liquid hydrogen onboard truck that targets a minimum 600 mile range. This range is greater than the distance advertised by many manufacturers for their HD BEVs.

•Increased payloads: In the U.S., the U.S. Department of Transportation Federal Highway Administration sets the Gross Vehicle Weight Rating (“GVWR”) weight allowance for a Class 8 truck at approximately 80,000 lbs. with an additional 2,000 lbs, weight exemption for zero-emission trucks. As depicted in the diagram below, a typical heavy commercial tractor is likely to suffer payload limitations when operating as a BEV, but these limitations are largely overcome by Hyzon FCEV tractors powered by hydrogen. This result is due to higher energy density of fuel cell and hydrogen systems compared with today’s state-of-the-art batteries. In addition to increased range and reduced refill times offered by hydrogen, this increased payload can generate better economics for our customers. Furthermore, additional weight allowances for zero-emission trucks benefit fuel cell electric trucks to the same extent as BEVs.

•Modular and Faster refueling times: Hydrogen-powered commercial vehicles are refueled in a process similar to natural gas vehicles by pumping compressed hydrogen gas into the vehicle tank using a dispenser and nozzle. Hydrogen benefits from a relatively short refueling time for FCEVs, while BEVs are expected to take substantially longer to charge, depending on the capacity of the charger. Additionally, hydrogen FCEVs can be refueled through various solutions such as mobile refuelers and public access refueling stations.
4 Source: National Renewable Energy Laboratory: Spatial and Temporal Analysis of the TCO for Class 8 Tractors and Class 4 Parcel Delivery Trucks.

•Lower infrastructure hurdles: Infrastructure buildout is a challenge for both FCEV and BEV HD and MD commercial vehicles, but we believe hydrogen has the infrastructure advantage over battery electric when considering the required cost and time to build out the production, distribution and refueling infrastructure capacities to support each. Hydrogen fuel can be produced locally from a wide variety of feedstocks and, when produced with low carbon intensity production methods and used to power fuel cells, results in zero direct GHG emissions. We believe that clean hydrogen infrastructure can likely be built efficiently by building hydrogen production and dispensing in a modular fashion paired with and close to fleet deployments as the market develops from a breadth of locally available feedstocks, in most cases fully independent from major infrastructure constraints like the electricity grid. Comparatively, our analysis shows that any sizable HD and MD commercial truck BEV fleet deployment in many regions of the world will likely require significant electric charging infrastructure and electricity grid investment to bring substantial rapid charging to bear. According to a white paper published by the National Grid in 20225, a Mixed Use Traffic Plaza and Passenger Plaza will require at least 5 MW of charging by 2030 – about the amount of power used by an outdoor professional sports stadium. This is expected to grow to 19 MW by 2035, roughly equivalent to the electric load of a small town. In addition to investing in last-mile charging infrastructure, significant investment would likely also need to be made in utility transmission and distribution infrastructure to deliver the power needed to charge high-capacity batteries in HD and MD commercial BEV fleets. In summary, we believe that the combination of availability, energy density, and local production will allow low carbon hydrogen to acquire substantial market share for powering HD and many MD commercial vehicles.

Our Strategy and Strengths

Our Strategy

We are focused on leveraging our proprietary fuel cell technology by targeting mobility end markets, starting in HD commercial vehicles. We are implementing a capital light and cost efficient business model thereby accelerating our path to market. Hyzon intends to manufacture fuel cells in-house and to leverage third-party contract assemblers to assemble our FCEV's in most regions will enable us to lower production costs and ultimately lower TCO for the customer particularly as we scale from lower production volumes, a prerequisite for scaling customer deployments of HD and MD FCEVs. We believe that each FCEV sale could lead to multiple after sale sources of revenue to Hyzon over the course of an average vehicle’s 10-year lifecycle should Hyzon monetize each directly: the one-time investment in the vehicle itself, ongoing fuel needs, and regular service and parts, all important elements of a commercial vehicle TCO.

Fuel cells

Our core technology is centered on in-house production of our hydrogen fuel cell MEAs, stacks, and systems that we integrate into commercial vehicles ourselves or through third-party contract assemblers. We leverage our proprietary technology to produce high power fuel cells for HD FCEVs as our focus today. The net power output of Hyzon’s 200 kW single stack fuel cell system combined with our electrified powertrain components can meet the high power demands of HD mobility.

The hydrogen fuel cell system is a central feature of the powertrain in an FCEV. An advantage of our technology is its high volumetric power density, and we are commercializing our 200 kW fuel cell system with single stack capability of providing up to 250 kW of gross stack power (200 kW net power output at a system level). We are currently completing our manufacturing lines for our MEA, assembly lines for single cell, stack and fuel cell system in our facility in Bolingbrook, IL, and expect to declare commercial SOP in 2024. From this production facility, we intend to deploy our “Made in U.S.A.” 200 kW single stack fuel cell systems in HD trucks by the end of 2024.

5 Source: National Grid Electric Highways: Accelerating and Optimizing Fast-Charging Deployment for Carbon-Free Transportation.

Vehicles and Vehicle Platforms

Hyzon focuses on the development of FCEVs in classes and use cases that benefit most from the advantages of hydrogen and FCEV technology. We work with our customers to identify the power demands (e.g., refrigeration, auxiliary power), and/or operational constraints that advantage hydrogen as a fuel. These customers – often early adopters of FCEVs – will mostly employ a back-to-base model where their vehicles return to a central “base” between operations, thereby allowing them to refuel onsite and/or nearby, as hydrogen can be produced locally at or proximate to the central base. Back-to-base or regional customer applications typically include refuse collection, food and beverage distribution, gas and power utilities, port drayage, industrial operations, short haul or regional point-to-point freight, and many others. As access to hydrogen improves and Hyzon offerings mature, we expect to expand our target customer focus to include longer-haul trucking, additional vehicle classes, incremental mobility applications (e.g., mobile power) and additional direct fuel cell supply opportunities.

Aligned with our global footprint, we have reset and focused our strategy to include market one core truck platform per region initially to conform to regional regulations and customer preferences (e.g., cabover vs. traditional, right-hand drive vs. left-hand drive). This focus includes three vehicle platforms: the conventional truck developed in the North American market and also planned to be available in Australia and New Zealand, the cabover truck developed in the European market and also planned to be available in Australia and New Zealand, and the rigid truck, developed in Australia for our Australia and New Zealand market and planned to be available globally. Vehicle assembly operations and third-party suppliers and assembly contractors will support and match the regional market demands with consideration to planned production scale-up schedules, leveraging our global footprint where at all possible and efficient. Utilizing a global engineering approach and centralized fuel cell powertrain design common across all vehicle platforms, we seek to realize significant manufacturing and supply chain efficiencies along with high levels of quality for final assembly. Given the flexibility Hyzon maintains to assemble its fuel cell technology into specific OEM platforms, Hyzon will also consider working with fleet operators to repower certain model year used vehicles in their fleets to support their clean energy initiatives and carbon footprint minimization, where they operate vehicles of the same OEM and model type as our base platforms. For U.S. FCEV assembly, and planned for next generation European FCEV assembly, we are outsourcing vehicle conversion and assembly operations to third-party contractors allowing Hyzon to focus on continued fuel cell innovation and manufacturing. Our Australian operations will continue to assemble FCEVs in-house, but may incorporate the contract assembly model in the future should that model show value and availability. By utilizing third-party contract assemblers in the U.S. and Europe, manufacturing the fuel cell system in-house, and vertically integrating or optimizing specification and sourcing of the electrified powertrain components that drive cost and performance in our electrified vehicle platforms, we believe that we will offer advantaged vehicle cost structures, decarbonized vehicle performance and vital supply chain flexibility.

Fuel

Our estimates show that fuel represents the majority of TCO for vehicle operators, contributing at least 50% of a typical 10-year TCO for a HD truck (excluding driver wages). Hyzon’s strategy for optimizing this critical component of TCO and zero-emission vehicle adoption is to form strategic relationships across the hydrogen fuel value chain, from feedstock to hydrogen production and dispensing. We have sought out modular, scalable hydrogen production technology providers. These relationships typically provide Hyzon the right to invest directly in projects with leading technology providers and energy production project developers. Through these relationships, Hyzon expects to be able to leverage a full range of low-to-negative carbon intensity feedstocks including solid waste, biomass, RNG and renewable power (e.g., wind, solar, hydro). Waste, biomass and renewable gases in particular may be an advantaged feedstock for clean hydrogen production given their widespread availability and currently estimated attractive production costs at relatively small scale. We believe there is ample ability to pair these smaller scale production plants with initial fleet operations, and we expect that modular production will increase as FCEV demand and deployments grow. We are building portfolio of hydrogen production technology relationships across a range of these low-to-negative carbon intensity feedstocks to provide us with the ability to bring production online through third-party projects in the footprint of the back-to-base fleets that are or plan to be deploying Hyzon FCEVs, at the cost and carbon intensity they require. With modular production available close to demand, we can help reduce the cost of hydrogen to our customers by minimizing distribution costs.

Hyzon has secured rights to invest in the aforementioned hydrogen fuel production projects and related infrastructure with attractive economics. These projects are primarily managed by our hydrogen production and delivery third-party relationships, and they are intended to provide Hyzon with the ability to bring hydrogen production online through these projects at a suitable scale close to fleet demand, with the ability to scale-up production as fleet demand and vehicle deployments grow. Additionally, our opportunity to participate in direct investment in these projects provides the ability to lock in the cost structure for hydrogen fuel at an equity cost basis where we exercise our rights to invest in the project. Our direct investments are also intended to minimize distribution costs, given that the production plants will be targeted to be located close to demand and provide the best opportunity to deliver low-cost hydrogen to fleets, thereby driving an accelerated pathway toward parity with diesel. Our focus on low-to-negative carbon intensity hydrogen feedstocks will also help to maximize low carbon fuel subsidies, such as those available through California’s Low Carbon Fuel Standard program, that may be available to pass on to our customers via our dispensing and production relationships.

We have announced formal agreements across the hydrogen production feedstock landscape, including those with Raven SR, Transform Materials, TC Energy, ReCarbon, and Woodside. We have continued to develop our relationships across the hydrogen fuel value chain over the past 12 months, particularly in hydrogen production, to expand our options and identify real potential supply sources for Hyzon and our customers through our established relationships and potential investment opportunities.As one example, Raven SR’s technology can take many forms of solid waste, biomass or RNG and produce clean hydrogen through a relatively compact, modular hydrogen production plant or “hydrogen hub” design. These hydrogen hubs can be located at landfills or near natural gas supply locations.

Our first hydrogen hub investment in collaboration at the project level with Raven SR and Chevron was announced on December 28, 2022. Raven SR will be the operator of the facility which will be constructed at a Republic Services’ landfill in Richmond, California, U.S., and is expected to produce 5 tons per day of clean hydrogen from 50 tons per day of solid waste and biomass – enough to fuel 100-120 Class 8 trucks per day. Each of our hydrogen production relationships has significant potential to produce clean hydrogen across the full set of clean hydrogen feedstocks, with a deep backlog of potential hydrogen production locations across the U.S., Canada, Europe, and Australia. This approach is intended to provide Hyzon’s customers with low-cost fuel that can be brought to market relatively quickly given the smaller scale of these projects and their proximity to demand. It also presents a significant business opportunity for Hyzon given the ability to invest in or fund these projects with attractive potential returns.

Our Strengths

Our key strengths include the following:

•Advantaged hydrogen fuel cell technology. Based upon both internal and third-party performance testing, our high power density fuel cell system technology provides strong performance compared to zero-emission alternatives, reduced GHG emissions (when low-to-negative carbon hydrogen serve as a fuel) compared to hydrocarbon alternatives, and are expected to provide meaningful reductions in the TCO of our vehicles as compared to ICE vehicles due to improved fuel efficiency and lower operating and maintenance costs over time as the technology matures in the HD truck use case. This leading performance in particular in power density for our fuel cell stacks and systems also has led to advantaged products including the single 200 kW fuel cell system, which is in development and testing now, and shows significant benefits in weight, volume, cost and complexity versus multiple lower power fuel cell systems to achieve the same power output.
•Experienced and strengthened management team. Our strengthened management team has significant experience in execution across complex organizations in multiple geographies. Additionally, the leadership team brings significant expertise in the design and manufacture of hydrogen fuel cells and their components, HD vehicle system integration, supply chain and automotive product development at prominent automotive OEMs and Tier 1 suppliers. Our management team also has expertise in traditional and emerging fuel infrastructure development.

•Strong fit with the commercial vehicle market. Hyzon's fuel cell system products target the needs of commercial vehicle operations, and we believe there is significant potential for FCEV adoption in this market. As further described below under the sections entitled “Market Opportunity” and “Competition,” we expect our vehicles to deliver a lower TCO for fleet operators as compared to ICE vehicles in the future, due in part to lower operating costs. We believe the rapid technological advances in hydrogen-powered fuel cells, the future abundance of low carbon hydrogen, and the increasing investments in hydrogen refueling stations provide an attractive market opportunity for our vehicles. Furthermore, government policies addressing climate change around the world have imposed more stringent emission reduction requirements, and HD commercial vehicles are becoming a target for emission reduction.

•Targeted co-development of critical FCEV drivetrain components paired with Hyzon's proprietary fuel cell systems. We continue to install manufacturing and assembly lines for MEA, fuel cell stack, and fuel cell systems, in order to to bring our 200 kW single stack fuel cell system production online in Bolingbrook, Illinois, U.S. Additionally, we have the capability to work with our suppliers to tailor design of several critical components of the electrified powertrain in our FCEV HD trucks, including hydrogen storage systems, our proprietary Hyzon Motors battery pack, and BMS software, and power electronics, for distribution to vehicle assembly locations in the U.S. and elsewhere. We believe that by doing so, we will better maintain quality control standards and have greater assurance that we will be able to fulfill our production needs, while focusing our capital and R&D on the fuel cell system technology and manufacturing that is Hyzon's core.
•Asset-light, first mover approach to vehicle assembly. Our approach in the near-term is to install our fuel cell and electrification components into existing OEM vehicle platforms originally designed to be powered by ICE leveraging third-party contract assemblers, supporting our asset-light commercialization model and speed to market. This approach provides the flexibility to source base vehicles from a breadth of established supply sources, including dealer networks and direct from customer order allocations with OEMs. In addition, this approach allows collaboration with our customers to repower their existing fleet assets should those assets qualify.

•Relationship-driven approach to bringing competitive hydrogen fuel to market located close to fleet deployments. Through relationships with hydrogen production technology companies such as Raven SR, combined with additional relationships that have been or are being formed across the hydrogen fuel value chain (from feedstock to dispensing), we believe that we are positioned to bring competitive, low-to-negative carbon intensity hydrogen to our fleet customers close to their base of operations. We project that these models will accelerate the realization of competitive TCO for Hyzon FCEVs as compared to diesel trucks.

Market Opportunity

The last ten years have seen increasing development of clean transport solutions. We believe this growth will continue to accelerate as increased product offerings, technological developments, reduced costs, additional supporting infrastructure, and increased global focus on climate goals drive broader adoption. The demand for hydrogen FCEVs will, in our view, be driven by these factors, together with customers’ needs and desires to decarbonize and meet their ESG goals and policies supported by governmental mandates, regulations, and the decreasing TCO of FCEVs stemming in part from the improving economics of hydrogen. We believe Hyzon is well positioned to capitalize on this growth across a broad range of mobility applications, including on-road commercial trucks and buses, off-road commercial vehicles, rail, mobile power and the aviation ecosystem.

Focusing initially on the commercial truck market, the diagram below shows that the market is divided byproduct segment and use case, depending on the distances travelled (long-haul vs. local or regional), the activities performed (vocational vs. haulage), and the weight classification (heavy/medium/light). Based on the combination of these factors, adjustments can be made to the electric powertrain to optimize vehicle performance. Hyzon focuses initially on those combinations for which our fuel cell technology provides clear benefits – high energy use cases where hydrogen propulsion delivers the best value to our customers. Use cases focus in HD and some MD vehicles, buses and many vocational applications, particularly in back-to-base operations as mentioned previously, based purely on heavier loads, long distance requirements and parasitic power requirements in some MD use cases. In the future, additional medium and some light duty use cases may emerge due to BEV charging time requirements and electric grid infrastructure limitations.

Source : Hyzon-funded third-party analysis

Note 1: Total U.S. VIO for fleets registered to entities with >30 Class 3-8 vehicles; use cases capture top 80+% of VIO within the given product segment; excludes buses, pick-ups, and non-commercial vehicles (e.g., motorhomes).

Note 2: Hydrogen advantage is based on management’s expectations and determined by a qualitative scoring against load weight, range, auxiliary power draw, utilization, and industry access to hydrogen.

We see potential for our hydrogen vehicle electrification technologies and products in many other mobility use cases beyond commercial trucks and buses, which we will explore as those markets and opportunities present themselves with a strong fit to our technologies, innovation pipeline, and third-party assembly relationships.

In the aviation sector, hydrogen fuel cells can contribute to the decarbonization of both ground facilities and services, and are currently being evaluated for powering ground support vehicles and possibly lightweight aircraft.

In the rail sector, hydrogen fuel cells are currently capable of powering electric trains and there are trials ongoing in various parts of the world for this application by our competitors.

Fuel cells can also be utilized in situations requiring zero-emission mobile, stationary or quasi-stationary power solutions. Because fuel cells operate independently of the electrical grid, they can be deployed in areas without access to the grid or in emergency settings where the grid has failed. In addition, peak loads exceeding local grid capabilities can be remediated through fuel cell systems, including charging of BEVs in some scenarios. There are also use cases that utilize mobile diesel generators today which mobile fuel cell power supply could displace with zero-emission.

Government entities, states, and municipalities are members of another segment of the market that we believe will actively participate in the transition from ICEs to sustainably powered vehicles and equipment, and represent significant potential demand. In the U.S., CARB adopted the Advanced Clean Truck Regulation in June 2020 mandating truck manufacturers that certify Class 2b-8 chassis or complete vehicles with ICE to sell zero-emission trucks as an increasing percentage of their annual California sales from 2024 to 2035. Additionally, CARB continues to pursue its ACF, which passed into legislation in May of 2023, and will pursue its stated goal of accelerating the number of MD and HD zero-emission vehicle purchases to achieve a full transition to zero-emission vehicles in California as soon as possible. In the U.S., 15 states and the District of Columbia have expressed their intent to follow similar decarbonization paths through a Memorandum of Understanding signed in 2020 with the goal to ensure that 100 percent of all new MD and HD vehicle sales be zero-emission vehicles by 2050 with an interim target of 30 percent zero-emission vehicle sales by 2030. Further, several existing grant and subsidy programs exist in the E.U. and several target countries (e.g., Germany), which provide significant incentives for our customers and channel partners across zero-emission trucks and associated hydrogen fuel infrastructure. In Australia, some grants and incentives are available to support and encourage the adoption and deployment of zero-emission vehicles, although relatively less today than in other priority regions, while subsidy programs are gaining momentum for potential expansion or initial launch.

Our target markets include hydrogen-powered commercial vehicle use cases stemming not only from the need to decarbonize activities, but also from the potential for lower TCO in comparison to the TCO associated with traditional diesel ICE vehicles. Given the outlook on the opportunities and market demand for decarbonized hydrogen-powered commercial mobility, we believe that the technological advances in hydrogen-powered fuel cells, coupled with the growing abundance of low-cost renewable fuels that can be converted to hydrogen and the increasing investments in hydrogen refueling stations, FCEVs could ultimately become the leading technology in many significant commercial vehicle market segments.

We believe that achieving a decarbonized future requires a vast increase in the production of and access to clean hydrogen - at a cost basis that is at or below diesel fuel cost per mile. The goals for zero-emission vehicle deployments cannot be met without expansion of the fueling infrastructure which include low carbon intensity feedstock sources that can be converted into hydrogen, technologies to produce hydrogen, and distribution and dispensing solutions to bring hydrogen to end-users.

By participating in the development of clean hydrogen production and refueling infrastructure, we believe we can accelerate the near-term deployment of FCEVs while positioning ourselves favorably for the long run transition to renewable fuels. Given our strategy of potentially investing in projects with leading hydrogen production developers and technology providers, utilizing a broad set of clean hydrogen feedstocks, and positioning Hyzon truck fleet deployments close to demand, we expect to have a cost advantage in the hydrogen fuel to produce and provide to fleets. We expect to compete with diesel in many customer use cases from the serviceable area of our first hydrogen hub – expected to be online in Richmond, CA in 2024, and at a cost that is expected to be at or below most currently operating forms of clean hydrogen production, given the base technologies’ expected production costs and low transportation costs. This hydrogen strategy provides Hyzon with a substantial market opportunity as our FCEV deployments scale in each region of the world where we operate, given the general lack of clean hydrogen infrastructure available today in most regions.

TCO as a Key Concern for Fleet Operators

In highly competitive commercial trucking, fleet operators are focused on their TCO over the lifetime of a vehicle. To control TCO, operators purchase vehicles that offer cost competitiveness and reliability, can be readily serviced when necessary, and have reliable access to fuel at a cost that they can afford.

To help our customers achieve these goals, Hyzon offers product and operational use options directly and through its relationships such as:

•Upfit of commonly used vehicles – electrifying existing OEM vehicle platforms that our customers operate in their fleets today instead of introducing new cab and chassis designs increases the likelihood that drivers will be comfortable behind the wheel from day one. This option further provides entry into international markets, as regional differences in vehicle designs are common, making converting existing OEM platforms a faster pathway to putting familiar vehicles into customers’ hands. Additionally, this option should streamline service, as the common base vehicle platform is one the customer and its service provider(s) already service and supply parts for today.

•Trial programs – before purchase, customers may participate in a vehicle trial program to test our vehicles in daily operations either as part of a vehicle supply agreement or in advance of one.

•Fuel access – during trial and after purchase, Hyzon seeks to provide access to fueling infrastructure through our third-party relationships such as mobile refuelers or local hydrogen stations. Beyond trials, Hyzon works with customers and our fuel relationships to establish the lowest cost pathway to secure hydrogen supply for their FCEV supply program.

•Existing carrier and service providers – thanks to a modular vehicle assembly approach, Hyzon can quickly train technical service providers to perform maintenance on the vehicle, and we are establishing those programs with our FCEV customers through their existing service relationships.

Through these and other core business activities, Hyzon believes that it has identified a pathway to TCO parity with diesel vehicles. For instance, we estimate that once we assemble or upfit approximately 1,000 FCEV Class 8 vehicles annually in the U.S., these vehicles will be able to achieve at or near TCO parity without subsidies versus similar diesel powered vehicles.

Competition

Vehicles and Vehicle Platforms

The competitive landscape for our vehicles ranges from vehicles relying on legacy ICEs, to extended range BEVs, to other hydrogen fuel cell and alternative low-to-no carbon emission propulsion vehicles. Competitors include well established vehicle companies already deploying vehicles using fuel cell technology, such as Hyundai and Toyota, and other HD vehicle companies that have announced their plans to offer fuel cell trucks in the future, such as Daimler and Volvo, along with relatively new entrants in HD vehicles such as Nikola and Tesla. Additionally, many fuel cell manufacturers, including Ballard, Cummins, Bosch, EKPO, and Plug Power, are considering offering or already offer fuel cell systems for the vehicle markets on which we are focused.

We also face competition from traditional ICE vehicle manufacturers such as Daimler, Hyundai, and PACCAR. Given the stated ambitions of various states and countries to move to zero-emission freight under specified timelines, these competitors pose a threat primarily through their ability to produce at scale, brand recognition, financial resources, and existing commercial relationships and reputation, should they decide to pursue zero-emission vehicles. Additionally, our FCEVs will compete with BEVs and other low and zero-emission vehicle types in the shift to lower emission freight haulage. As previously discussed, we believe our FCEVs are well positioned to compete against BEVs and other powertrain types in the vehicle platforms and customer segments in which we choose to compete. The high energy usage, longer range, and heavy load use cases we will focus on in HD and selective MD commercial vehicles position FCEVs to outcompete BEVs in these areas. Our advantaged fuel cell technology and go-to market approach, coupled with the third-party contractor assembly model and hydrogen fuel strategy stated above, provides the capital light and relative lower cost business model which we expect to drive a TCO and performance competitive FCEV product against those of our competitors and competing technologies.

Fuel

We face or may face competition from a range of traditional energy production, industrial gas and distribution players such as Air Liquide, Air Products, BP, Shell, Chevron, Total and ExxonMobil, amongst others, renewable power companies such as NextEra, new entrants such as BayoTech, and fuel cell and fuel cell vehicle competitors who are also entering hydrogen production, distribution and dispensing such as Nikola and Plug Power. There are a vast number of hydrogen production projects that have been announced in geographies around the world that will be competing based on their ability to bring hydrogen production online at the lowest delivered cost and lowest carbon intensity possible, and to deliver to hydrogen consumption markets including transportation. Our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, and marketing of their hydrogen production and dispensing services. Additionally, our competitors may also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships, and other tangible and intangible resources in energy and fuel production and delivery. They may already have access to those customers that we hope to target to sell hydrogen as fuel to their vehicles. We have mitigated some of these risks via relationships with some of the companies in this space, but those relationships are not exclusive in nature, and those companies may still be able to compete directly against us in securing customers for hydrogen fuel.

These fuel competitors also compete with us in recruiting and retaining qualified R&D, sales, marketing, and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors.

Our Technology

Our core technology is centered on design and manufacturing of our advantaged MEAs including BPP, fuel cell stacks, and fuel cell systems that we integrate into commercial vehicles today. In addition to our fuel cell technology, we are developing other key vehicle electrification elements that are incorporated in our FCEVs. For example, we are developing fast charge/discharge battery packs and control capabilities that we plan to incorporate into our FCEVs to improve performance, reduce fuel consumption, and mitigate supply chain risks. Consistent with our strategy to focus on vehicle platforms and the specialty components, we believe these actions will help us improve the quality of our vehicles, reduce product costs, and increase our gross margins over time.

Hydrogen Fuel Cell Single Cell

The hydrogen fuel cell system is a central feature of the powertrain in a FCEV. The fuel cell stack is the heart of a fuel cell system. It generates electricity in the form of direct current from electrochemical reactions that take place in the fuel cell. Each single cell produces certain amount of power, and these cells are combined in series within a fuel cell stack. A typical fuel cell stack may consist of hundreds of individual cells. The level of power produced by a fuel cell stack depends upon several factors, such as fuel cell material properties, electrode design and engineering, stack design and engineering, operating conditions, including the temperature, pressure, relative humidity, and reactant flows (hydrogen and air) at which it operates.

200 kW Single Stack Fuel Cell System

Hydrogen Fuel Cell Stack

An advantage of our technology is the high power density, and the next generation fuel cell stacks currently being developed can provide up to 250 kW of gross power from a single fuel cell stack. We are also developing our next generation fuel cell systems, and we intend to deploy our American-made 200 kW single stack fuel cell systems in HD trucks starting in 2024. Hydrogen fuel cell stacks including those used in our products are made up of two key components: the MEA and the BPP.

The Membrane Electrode Assembly

The main function of the MEA is to generate electric power in a fuel cell. The MEA, however, is also a major cost contributor to the fuel cell, as it contains precious metals functioning as an electrocatalyst, and requires a highly specialized assembly process. The main components of the MEA are the proton exchange electrolyte membrane and the electrodes that consist of electrocatalyst layers and gas diffusion layers. There are a limited number of large-scale producers of MEA around the world.

Our Innovations in MEAs

The most critical part of the MEA is the cathode electrode. We are integrating advanced cathode catalysts and developing innovative electrode design to enable high performance. We expect that our in-house MEA manufacturing capabilities will enable us to introduce innovative material solutions in our MEA products and to remain highly competitive as the global market for high powered fuel cells evolves. Our in-house MEA design, development and manufacturing approaches will enable to design and develop advanced fuel cell stacks that will not only have cost but also competitive advantage.

Bipolar Plate

The main functions of the BPPs are to supply the reactant gases to the respective electrodes in the MEA, remove water byproduct from the fuel cell stack, and conduct electrons generated by the fuel cell reaction. Also, the coolant channel in the BPP distributes coolant in the fuel cell stack to counter the heat generated by the reaction in the MEA.

Our Innovations in BPPs

We currently deploy patented hybrid plates in our fuel cell stacks. The hybrid plate consists of a graphite cathode plate and a metallic anode plate. Hyzon's cathode graphite plate with fine flow field channels helps achieve high current density and and improves water management in the cathode; graphite plates also enable high current density and are expected to provide longer lifetime operations and improved durability. The hybrid approach improves performance, compactness, and expected lifetime, all of which are critical for commercial vehicles. Hyzon continues to advance BPP technology as part of our ongoing innovation efforts. Thinner and lighter hybrid BPPs with proprietary flow field design and production techniques improve stack power densities significantly and may enable Hyzon to supply fuel cells for specific, demanding use cases where power density is critical.

Our materials and engineering advancements enable our fuel cells to achieve high overall power output and high power density, both attributes being especially important for HD vehicles. In addition, we utilize advanced fuel cell system controls to mitigate stress factors for the fuel cell stack, resulting in significant improvement of the fuel cell lifetime in real-world settings. Fuel cell lifetime improvements are critically important in achieving TCO parity.

High Performance Fuel Cell System
The fuel cell stack requires a system around it to support its functions, which is made up of air delivery, fuel delivery, cooling, and electrical elements. These systems perform the care and feeding of the fuel cell. The sum of these support systems is commonly referred to as the BOP which, together with the fuel stack, make up the fuel cell system. The fuel cell system takes hydrogen from the hydrogen storage system and performs all the functions necessary to supply conditioned electricity to the high voltage electrical system of the vehicle.

Batteries

Battery and power requirements for FCEVs and BEVs are uniquely different. BEVs require high energy storage per volume (Wh/L) while FCEVs require both high power rates (kW) and high energy storage per volume. The current battery supplier landscape is mainly focused on BEV battery solutions; therefore, Hyzon has developed a proprietary solution to meet our unique needs, including both pack design and in-house BMS. This approach will allow us to optimize our systems for performance, fuel efficiency, and cost. FCEVs use batteries in multiple applications; for vehicle start up, proactively managing power demand (peak shaving), parked HVAC, stationary PTO, and regenerative braking. Battery technology is designed to be paired with the 200 kW single stack fuel cell system, so this combination may find applications in FCEVs; or separately in hybrid electric vehicles and high performance commercial BEVs. Once commercialized, we plan to similarly work with a third-party contract manufacturer to manufacture the battery packs for Hyzon.

E-motor

Hyzon's centrally mounted single electric motor with its multispeed transmission has been standardized across its vehicle platforms. This allows for increased speed of integration across our platforms with reduced development costs.

Power Electronics

Hyzon has developed a next generation power electronics module in collaboration with suppliers, which integrates multiple inverters and converters into one package. This proprietary design reduces the use of wiring and saves critical packaging space and reduces vehicle cost while improving reliability. The use of in-house developed software allows us to maximize the electrical architecture and power controls for improved vehicle efficiency.

Our Solutions, Timelines and Existing Customers

Hyzon-Branded Commercial Vehicles

Hyzon vehicles are assembled in each core Hyzon region to serve the unique markets in which we operate Hyzon’s decision to refocus on its core competencies resulted in a streamlined HD product offering with an aligned business model across the U.S. and Europe in which we plan to outsource to established third-party assemblers to assemble or convert those trucks at scale. We plan to ramp up production in Europe through a third-party contract assembler. In the U.S., we also contract vehicle assembly with a third-party contractor. In Australia, we currently plan to assemble our vehicles in-house, but will consider future adoption of the third-party assembly model. This third-party assembly model, in some cases, also supports a lower working capital, as we do not take ownership of the base vehicle when a customer provides the base vehicle directly to the third-party assembly contractor. We are also exploring future product offerings that leverage our existing modular systems such as MD vehicles for future product launches once our HD fuel cell electric vehicle platforms are commercialized.

We are taking a vehicle system-level approach to assembling these vehicles by focusing on our proprietary fuel cell and electric propulsion systems, optimizing the vehicle controls and interfaces while utilizing existing third-party components such as the chassis, cab, and hydrogen cylinders. The fuel cell electrified powertrain is designed centrally through our global engineering organization, and applied to each regional vehicle platform from that common basis to drive quality and efficiencies.

Hyzon System-Level Approach

We currently source e-motors, electric accessories, telematics solutions, and other commercially available elements to build our integrated FCEVs. We leverage existing components and component suppliers such as chassis, cab, and hydrogen cylinders; an approach that is expected to minimize tooling and capital expenditures.

We integrate these systems with proprietary vehicle control software, including fuel cell management system, battery management system, thermal and hydrogen management system. We use techniques such as hardware-in-loop (HIL) for testing and development with a focus on cybersecurity. Further, with the intelligence that is built into today’s telematics components integrated into our FCEVs, we can overlay over-the-air communications, a feature that allows us to implement remote monitoring, health prognostics, and provide planned preventative maintenance to deliver increased uptime to our customers.

We are currently accepting orders for HD trucks in the U.S., EU, and ANZ regions. The existing OEM platforms we utilize for Hyzon trucks in each region can be tailored to customer specifications in most cases.

Our FCEVs use compressed hydrogen storage tanks, which are typically pressurized to 350-bar, as compared to most Light Duty vehicles that use a 700-bar system. The advantage of a 350-bar system over a 700-bar system is not only a lower cost tank system but also expected reduced hydrogen fuel cost. Hyzon believes that the 350-bar system can offer better TCO for commercial customers in many HD vehicle applications. For future long-range applications, we are developing a liquid hydrogen onboard fuel cell truck, targeting a minimum range of 600 miles.

Electrified trucks are expected to require traction motors up to 500 kW peak power for HD and up to 200 kW for MD trucks. They also require air compressors for braking and suspension, and electric steering pumps. We expect the ePowertrain to be able to connect to gearboxes, making it possible for vehicle operators to use PTO for any super structures such as refuse collection, sewer cleaning, utility service trucks, and many additional applications. The high voltage batteries in these vehicles can be used as a backup power source when the vehicles are stationary to power all accessories for extended periods of time.

Heavy-Duty Trucks

Based on our targeted specifications, we expect that our standard HD trucks will have a GVW of up to 40 metric tonnes (82k lbs in U.S.) and will include an onboard hydrogen mass of up to 50 kg gaseous hydrogen at 350-bar pressure. The cabin of our HD trucks is expected to have air suspension and/or to open using an electric tilt. Our HD trucks have a Hyzon fuel cell system with power up to 200 kW, which is integrated with an onboard battery for optimal performance. Conventional vehicle chassis are planned to be featured as our main offering in North America and one of our offerings in Australia. We expect cabover chassis models to be the dominant offering in the European and Australian markets.

We have progressed in our development efforts with Chart Industries to bring to market a liquid onboard hydrogen with the goal of achieving a range of at least 600 miles. This vehicle program is expected to be based upon the same cab and chassis being deployed in the HD category, with liquid hydrogen tanks onboard instead of gaseous hydrogen cylinders. Moving from compressed gas to liquid significantly increases the fuel energy onboard due to liquid hydrogen's higher energy density, hence the increased range of the vehicle. This increase in range will allow our vehicles to meet some of the most challenging on-road and off-road energy usage and range applications, while unlocking long-haul freight use cases along with ultra-heavy load vehicles.

Expanding on our portfolio in the HD category, we are actively developing FCEV refuse trucks for deployment globally based on our rigid platform, with initial efforts underway in Australia. Our future plans also include offering the FCEV refuse truck platform in North America and Europe. Refuse trucks are a highly attractive use case for hydrogen FCEV operations as they have both a high energy usage duty cycle as well as the opportunity to recapture waste methane and place a hydrogen production plant at landfill or depot locations. This creates an attractive combination as it significantly accelerates the return on investment.

Additional Hydrogen Fuel Cell Mobility Products and Markets

In addition to our Hyzon-branded HD commercial vehicles, we are also actively assessing and selectively expanding our ability to integrate and configure hydrogen fuel cell systems into additional commercial vehicle categories as well as rail, mobile power and aviation ecosystem applications for customers based on their individual requirements.

In June 2022, we announced that we are collaborating with Schlumberger Limited to reduce emissions in upstream oil and gas operations with power generated by Hyzon’s HD fuel cell systems in a mobile power generation use case to replace mobile diesel generator power. We entered into a joint development agreement with Schlumberger, where Hyzon will utilize its expertise in engineering and manufacturing high power fuel cell systems for HD commercial mobility to co-develop zero-emission fuel cell power generation solutions initially for North American oil and gas well construction for land drilling rigs, with opportunities for collaboration into other field operations in the broader oil and gas market. Hyzon’s technology is intended to be integrated into Schlumberger’s portfolio of Intelligent Power Management solutions and powered by Hyzon. This is an example of an additional use case outside of trucks that we expect our in development 200 kW single stack fuel cell system to provide significant advantages for Hyzon to develop with leading companies.

Hydrogen Fuel Cell System Production and Supply

Fuel cell stack production requires a highly specialized process and is well served to be co-located with MEA production to “feed” the fuel cell stack production stage. Production of our fuel cell stacks will initially be centralized in our Bolingbrook, Illinois facility. By contrast, fuel cell system assembly is a simpler, low capital expenditure process; therefore, the fuel cell system assembly line can be readily placed at vehicle assembly facilities in different parts of the world if the local supply chains for peripherals meet our needs. For the U.S., our fuel cell system assembly is being placed next to the fuel cell stack production in our Bolingbrook facility; assembled fuel cell systems will be shipped to vehicle assembly locations. We expect for MEA SOP to begin in our Bolingbrook facility in 2024. We also aim for our first commercial fuel cell stack production and fuel cell system assembly to occur in the second half of 2024 following our declaration of SOP. Our first prototypes of the 200 kW single stack fuel cell system were assembled and tested in 2023 as part of our design validation process.

Until our Bolingbrook, Illinois facility is commercially manufacturing fuel cell systems, we currently plan to continue to source hydrogen fuel cells and fuel cell stacks and systems solely from Horizon, and we anticipate continuing to rely on Horizon as our sole source fuel cell supplier until our manufacturing operations are fully operational. We may continue to source hydrogen fuel cells and fuel cell stacks from Horizon, even after we commence manufacturing our fuel cells.

Complete Hydrogen Solutions

Although a few of our prospective customers are fleet operators that use a back-to-base model with preexisting access to hydrogen, we are developing a complete hydrogen solution that is intended to serve customers which do not currently have access to hydrogen. This solution is expected to include hydrogen production, compression, and storage. To develop this complete hydrogen solution, we intend to collaborate with our existing hydrogen production relationships mentioned previously to ensure that affordable hydrogen is available to our fleet customers. In addition, we are entering into new relationships and collaborations across the hydrogen value chain, from feedstock to dispensing, to enable competitive, low-to-negative carbon intensity hydrogen supply as close to fleet demand as possible in each geography where we operate.

In our view, these relationships across the hydrogen fuel production and dispensing value chain, when paired with Hyzon’s vehicle fleet deployments, create a significant opportunity for Hyzon to invest in fuel production and benefit from the expected leading cost structures described previously. Those investments are to be made by Hyzon’s subsidiary, HZCI, which will house Hyzon’s interests in the hydrogen fuel side of our business. Recently, HZCI purchased a 20% equity stake in Raven S1 based in Richmond, California. Securing an investment in clean hydrogen fuel value chain creates optionality for us to provide full-service vehicle leases in the future, which would include both vehicles and fuel thereby lower fleet TCO. This provides a simple solution to fleet operators who want a ‘one-stop’ provider across the vehicle, fuel and access to service in their fleet decarbonization journey.

Key Agreements
On January 12, 2021, the Company entered into an IP Agreement with JS Horizon, affiliates of Horizon, the Company's controlling beneficial shareholder. Under the IP Agreement, JS Horizon assigned to Hyzon (i) a joint ownership interest in Background IP (as defined below under the heading, Intellectual Property), (ii) rights that JS Horizon may have acquired in and to any Hyzon Patents, and (iii) an undivided joint ownership interest in and to Additional Patents. Further under the terms of the IP Agreement, JS Horizon granted to the Company a perpetual, irrevocable, fully sublicensable non-transferable license under JS Horizon's Improvements, Additional Patents and JS Horizon’s joint ownership interest in the Background IP (solely within the scope of the Hyzon Field), to exploit (i) standalone Mobility Fuel Cells anywhere in the world, but only for use in Mobility Products that are commercialized outside of Asia, Africa and South America, and (ii) Mobility Products anywhere in the world, and Fuel Cells as incorporated into, or as replacement parts in connection with the servicing of, Mobility Products to be sold or leased by or on behalf of any Hyzon Entity anywhere in the world and the Company and JS Horizon each granted to the other, within such other party’s field of use as defined in the IP Agreement, exclusive licenses under their respective joint ownership rights in the Background IP, as well as their rights in improvements made in the future with respect to such Background IP. The IP Agreement was amended effective September 27, 2021 to join JS Powertrain as a party, as well as to amend the payment schedule for the $10.0 million fee that the Company paid to JS Horizon and JS Powertrain for the acquisition of the intellectual property rights the Company acquired thereunder. Please see the section entitled “Intellectual Property” for additional information concerning the Horizon IP Agreement.

On January 7, 2021, the Company and Jiangsu Horizon New Energy Technologies Co. Ltd., a Horizon affiliate, entered into the Horizon Supply Agreement under which Horizon agreed to supply the Company with fuel cell stacks and systems, parts, and components. Since the signing of the Horizon Supply Agreement, Horizon has been the Company's sole supplier of fuel cell stacks and systems.

Strategic Partnerships

Fontaine Modification Company

On August 4, 2020, Hyzon entered into an agreement with Fontaine in the U.S. for the purposes of collaboration relating to the assembly of Hyzon branded trucks to be supplied into the U.S. market.

Hyzon Europe

Since October 30, 2020, Hyzon has been a joint venture partner in Hyzon Europe, a Dutch-based, private limited company joint venture with Holthausen, for the primary purpose of supplying hydrogen-powered trucks to the EU and nearby markets such as the United Kingdom, the Nordic countries and Switzerland. On the date of this joint venture's formation, Hyzon owned 50.5% and Holthausen owned 49.5% of the equity interests of Hyzon Europe, respectively.

In December 2022, the Company acquired the remaining 49.5% of the equity interests of Hyzon Europe from Holthausen. The Company now holds 100% ownership in Hyzon Europe. The Company paid €3.5 million (approximately $3.7 million in USD) in addition to €1.0 million (approximately $1.1 million in USD) paid in December 2021. As part of this transaction, the Company also transferred various inventory items to, and settled open related party balances with, Holthausen. In addition, the Company reassigned all of the assumed upfit service contracts, including after-sales obligations, back to Holthausen Clean Technology B.V.

Raven SR

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

On December 21, 2022, HZCI, the Company's wholly-owned subsidiary, entered into an ECCA with Chevron, and Raven SR, whereby HZCI and Chevron agreed to invest in Raven S1, a wholly-owned subsidiary of Raven SR and a Delaware limited liability company. Raven S1 will develop, construct, operate and manage a solid waste-to-hydrogen generation production facility located in Richmond, California. Under the Agreement, HZCI agreed to invest $10.0 million for an approximately 20% ownership in Raven S1. HCZI invested $8.5 million at closing and the remaining $1.5 million is scheduled to be paid upon the later of (1) construction of the facility reaching at least 50% completion and pre-commissioning activities have been initiated, or (2) September 30, 2023. The total $10.0 million investment represents an approximate 20% ownership in the LLC.

Chart Industries Inc.

On July 6, 2021, Hyzon and Chart Industries Inc. announced their agreement to develop and produce a liquid hydrogen-powered HD commercial vehicle. The vehicle is in development, and is currently targeted to have a range of at least 600 miles.

Schlumberger Limited

On June 23, 2022, Hyzon announced a joint development agreement with Schlumberger Limited, the world's leading provider of technology to the global energy industry, to reduce emissions in upstream oil and gas operations with power generated by its HD fuel cell systems. Under the joint development agreement, Hyzon will utilize its expertise in engineering and manufacturing high power fuel cell systems for HD commercial mobility to co-develop zero-emissions fuel cell power generation solutions initially for North American oil and gas well construction for land drilling rigs, with opportunities for collaboration into other field operations in the broader oil and gas market. Hyzon’s technology is intended to be integrated into Schlumberger’s portfolio of Intelligent Power Management solutions and powered by Hyzon.

Under the joint development agreement, Schlumberger will also provide customer validation opportunities and will lead the anticipated commercialization of the product to existing and new customers. The Intelligent Power Management solution that Hyzon’s fuel cells will power is a direct replacement for the typical 4.0 MW of available diesel generators that power an oil and gas drilling rig today, meeting the same horsepower and footprint specifications of a 1.0 MW diesel generator on a high-spec North American land rig. A drilling rig powered completely by hydrogen fuel cell systems is projected to consume ~2.5 tons per day of hydrogen, which when fueled by zero carbon intensity hydrogen would eliminate 10,000 tons per year of CO2.

Hyliion Inc.

On February 24, 2023, the Company entered into a Technology Development Agreement (“TD Agreement”) with Hyliion Inc. for the purpose of working collaboratively to integrate a Hyzon fuel cell into a Hyliion powertrain on a Class 8 semi-truck. Subject to the terms and conditions of the TD Agreement, the parties grant one another a worldwide, irrevocable, nonexclusive, royalty-free, non-sublicensable license on their respective intellectual property solely for the limited purpose of developing the deliverable. The TD Agreement contains various representations, warranties, covenants, indemnities and other provisions customary for transactions of this nature. The term of the TD Agreement is one year, with the option of extending the term by mutual agreement. The Company agrees to reimburse Hyliion up to $1 million for research and development expenses incurred.

Sales and Marketing

We have a regionally focused sales and marketing strategy that is centrally coordinated and delivered at the regional level, with business development teams in the U.S., Australia, and Europe. We expect to work with local partners in certain countries to develop agency and/or reseller arrangements. We plan to focus most of our efforts on direct sales to private sector and government heavy-vehicle fleet owners and operators, but we may also pursue indirect sales through commercial vehicle dealerships and other channels. Our primary methods for growing brand awareness are digital media, traditional media, and industry events.

Research and Development

Our R&D will continue to be principally focused on advanced fuel cell technologies such as MEAs and BPPs - critical components in hydrogen fuel cells, as well as vehicle electrification. R&D resources will leverage our deep electrochemistry know-how, including for example ongoing programs such as a Hyzon battery for electric propulsion and hydrogen storage system designs.

In summary, we are focusing our R&D efforts in the following areas:

•advanced materials for fuel cell stack, MEA and bipolar plate;

•purpose-built battery design and BMS for optimizing FCEV powertrain performance;

•purpose-built software systems and power electronics;
•advanced driver assistance system; and

•other advanced technologies in vehicle electrification components such as thermal management and hydrogen storage systems.

Intellectual Property

Intellectual property is important to our business, and we seek to protect our strategic intellectual property through a combination of patents, copyrights, trade secrets and trademarks, along with employee and third-party non-disclosure agreements and other contractual restrictions.

Pursuant to the IP Agreement, JS Horizon assigned to Hyzon a joint ownership interest in certain Background IP developed by JS Horizon, and each of Hyzon and JS Horizon granted to the other, within such other party’s field of use, exclusive licenses under their respective joint ownership rights in the Background IP, as well as their rights in improvements made in the future with respect to such Background IP.

Hyzon’s field of use under the Horizon IP Agreement includes the manufacture, commercialization and other exploitation of mobility products throughout the world, as well as fuel cells designed for use in mobility products commercialized outside of identified countries in Asia, Africa, and South America. JS Horizon’s field of use under the Horizon IP Agreement includes the manufacture, commercialization, and other exploitation throughout the world of fuel cells not designed for use in mobility products, as well as fuel cells designed for use in mobility products commercialized within identified countries in Asia, Africa, and South America. Under the Horizon IP Agreement, the parties also acknowledge and confirm Hyzon’s sole ownership of the 20 pending U.S. provisional patent applications owned by Hyzon as of the date of the Horizon IP Agreement, and Hyzon grants JS Horizon a non-exclusive license under those patent applications (and any patents issuing therefrom), as well as improvements thereto, for use only within JS Horizon’s field of use. The IP Agreement was amended effective September 27, 2021 to join JS Powertrain as a party, as well as to amend the payment schedule for the $10.0 million fee that the Company paid to JS Horizon and JS Powertrain for the acquisition of the intellectual property rights the Company acquired thereunder. The Company paid JS Horizon and JS Powertrain a fee of $10.0 million as consideration for the rights it receives under the Background IP and improvements.

Hyzon, JS Horizon and JS Powertrain have begun discussions to amend the IP Agreement.

As of the date hereon, the following table reflects the Company's current patent portfolio:

We pursue the registration of domain names, trademarks and service marks in the U.S., and as of the date hereof, have 2 trademarks issued by the U.S. Patent and Trademark Office.

We regularly review our development efforts to assess the existence of and ability to patent new intellectual property. To that end, we are prepared to file additional patent applications we consider appropriate under the circumstances relating to the new technologies that we develop.

We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may own or license in the future, nor can we be sure that any of our existing IP portfolio will be useful in protecting our technology. Please see the section Item 1A entitled “Risk Factors” for additional information on the risks associated with our IP strategy and portfolio.

Human Capital

As of December 31, 2022, the Company employed approximately 330 people (full-time equivalents within the U.S., Australia, China, and the Netherlands). We anticipate focused employee growth in the near-term as we prepare for series production of our hydrogen fuel cells and FCEVs. We have also contracted with various independent contractors and other service providers both in the U.S. and other countries where we operate to perform certain functions or services we require to operate. The ability to recruit, retain, develop, protect, and competitively compensate our global workforce are critical to our success.

As part of our strategic realignment and decision to exit the China truck market, we eliminated 17 positions in our China operations in March 2023, and 7 in our European operations in December 2022. We anticipate that we may eliminate certain other positions as a result of our strategic realignment. As a result of our decision to exit the China truck market in December 2022, we entered into an Equity Transfer Agreement with our immediate controlling parent Company, Hymas, where we transferred ownership of our wholly-owned Guangdong, China subsidiary, Hyzon Motors Technology (Guangdong) Co., Ltd.

Health and Safety

Hyzon is committed to the safety, health, and well-being of its employees. The Company evaluates opportunities to raise safety and health standards, identify and manage environmental health and safety risks; evaluating compliance with regulatory requirements and our policy, and maintaining a global security operation for the protection of facilities and people on our facilities. Hyzon also promotes a culture of health and well-being and provides comprehensive health, vision, and dental benefits.

Development and Retention

Developing employees contributes to growing our business. We compete against other companies in the automotive, trucking, and renewable energy industries for employees. To recruit and retain top talent, we seek to provide a working environment that values an individual’s contributions and assists our employees in building competencies through on the job, instructor led, and online training. Each country where we operate has specific governmental requirements for various types of training. We also partner with outside vendors to provide training, certifications, programs, and learning opportunities for all employees, in addition to regular coaching and support from their managers during the annual goal setting and year end performance management process.

Diversity, Equity and Inclusion

A diverse, global workforce and inclusive culture that provides fair and equitable opportunities helps Hyzon remain competitive, advance its innovation culture, and serve customers. While focusing on attracting and advancing top talent, Hyzon is committed to advance global diversity in our workforce, continue advancing pay equity and increase Hyzon’s diversity with underrepresented groups. This commitment is embraced at all levels of the Company, including our diverse Board of Directors, which is currently made up of 2 women out of 8 members and is more than 60% racially or ethnically diverse (5 out of 8 members). In addition, we organize cultural events, team building activities and public recognition forums to celebrate our diversity and invest in strong relationships.

Compensation and Benefits

We provide a flexible working environment wherever possible, which allows many of our employees to work where and when they can best achieve their goals. Flexibility supports attraction and retention of talent around the globe. Our total compensation for employees includes a variety of components that support sustainable employment and the ability to build a strong financial future, including competitive market-based pay and comprehensive benefits. In addition to earning a base salary, eligible employees are compensated for their contributions to the Company’s goals with both short-term bonus type incentives and long-term equity-based incentives. Eligible full-time employees in the U.S. are offered benefits with premiums paid by the company for health, dental, and vision for employees and their dependents. Hyzon provides paid time off, sick days separate from paid time off, short-term and long-term disability, life insurance, and contributes 5% of U.S.-based employees' base salaries toward each employee's individual 401(k) account per year without requiring a match from the employee. Programs and benefits differ internationally for a variety of reasons, such as local legal requirements, market practices, and negotiations with work councils, trade unions, and other employee representative bodies.

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

Compliance with such laws and regulations at an international, regional, national, provincial, and local level is an important aspect of our ability to continue our operations. Environmental standards applicable to us are established by the laws and regulations of the countries in which we operate, standards adopted by regulatory agencies and the permits and licenses that we hold. Each of these sources is subject to periodic modifications and increasingly stringent requirements. Violations of these laws, regulations or permits and licenses may result in substantial civil and criminal fines, penalties, orders to cease the violating operations or to conduct or pay for corrective works. In some instances, violations may also result in the suspension or revocation of permits and licenses. Please see the section Item 1A entitled “Risk Factors – Risks Related to Litigation and Regulation” for additional information.

GHG Credits

In connection with the delivery and placement into service of Hyzon’s near-zero-emission vehicles under the EPA Clean Trucks Plan, we are expected to earn tradable credits that under current laws and regulations can be sold. Under the EPA Clean Trucks Plan, each hydrogen FCEV earns a credit multiplier of 5.5 for use in the calculation of emission credits. This multiplier is currently set to expire in 2027 but may be extended in future rule making. A second set of EPA rules will, if it takes effect, sets more stringent GHG emission standards for new HD vehicles sold as soon as MY2030 and beyond. Commercial vehicle manufacturers are required to ensure they meet the CO2 and NOx emission standard for each type of vehicle produced. This emission standard continues to tighten the emission requirements over time, increasing the challenge for conventional diesel vehicles to meet the standard. At present, manufacturers of diesel trucks may need to purchase GHG credits to cover their emission deficit. The EPA Clean Trucks Plan provides the opportunity for the sale of excess credits to other manufacturers who apply such credits to comply with these regulatory requirements. Current regulations do not limit the number of battery-electric and hydrogen fuel cell credits sold within the same commercial vehicle categories. California also has a GHG emissions transportation standard which closely follows the EPA Clean Trucks Plan. However, the California timeline for reaching very low GHG emissions is more aggressive than that of the EPA.

In 2022, CARB approved Hyzon's Class 8 truck conversion for the HVIP subsidy. The HVIP program currently provides for potential voucher incentives for Hyzon’s Class 8 trucks and their powertrain design and technology, along with potentially additional classes of Hyzon vehicles over time. The HVIP requires eligible vehicles to be “CARB-certified.” CARB’s recently adopted certification standards and test procedures for HD zero-emission vehicles (the “ZEPCert Procedures,” incorporated in 13 CCR 1956.8(a)(8)) are optional beginning with MY2021 and mandatory beginning with MY2024. Customers that purchase our vehicles in California may be eligible for voucher incentives under the HVIP program (currently set at $120,000 for each Class 8 truck sold and registered in CA). However, the HVIP program provides a credit multiplier that makes new Class 8 FCEVs eligible for $240,000 voucher for customers, but this multiplier may be determined in part by how our vehicles are designed.

Other Financial Incentives

Examples of other potential incentive and grant programs that either Hyzon or its customers may apply for include:

Programs in the U.S.

•Low Carbon Fuel Standard. The LCFS was initially developed in California and is gaining traction in other U.S. states and other jurisdictions around the world. Its goal is to reduce the well-to-wheel carbon intensity of fuels by providing both mandated reduction targets as well as tradable/sellable credits. In California, this includes a credit for hydrogen refueling infrastructure as well as credits for the dispensing of hydrogen as transportation fuel.

•Grant and Subsidy Programs. Government entities at various levels from federal (including the Department of Energy), state (e.g., CARB) and local (e.g., North Texas Council of Governments), have grant programs designed to increase and accelerate the development and deployment of zero-emission vehicles and infrastructure technologies. Federal and state grant and subsidy programs are under evaluation for introduction and/or expansion, such as LCFS structures in Oregon and Washington. In addition, vehicle purchase incentives have been adopted or are under consideration in Oklahoma, Texas and Colorado. Another incentive opportunity is under the IIJA, which includes significant funding opportunities for hydrogen ecosystem enablement, including $8 billion for the establishment of at least four hydrogen hubs across the U.S.
•U.S. Department of Energy (DOE) Hydrogen Hub: In September 2022, the U.S. DOE opened a $7.0 billion funding opportunity to establish 6-10 clean hydrogen hubs across the country. The hydrogen hubs are intended to be a central driver by creating networks of hydrogen producers, consumers, and local connective infrastructure to accelerate the use of hydrogen as a clean energy carrier that can deliver or store energy.

•EPA Smartway. The EPA Smartway program provides grants and funding for the upfit of HD vehicles with components and technologies that reduce emissions. Drivers and fleet owners who repower vehicles with advanced technology powertrains or Compressed Natural Gas engines may be able to access funding to offset a portion of the cost.

Programs in the EU

•The EU currently maintains a key funding program for research and innovation with a total budget of €95.5 billion, which tackles climate change, helps to achieve the UN’s Sustainable Development Goals and boosts the EU’s competitiveness and growth. The EU also has a program for Environment and Climate Action , with a budget of €5.4 billion, and which aims, among other goals, to a climate-neutral economy through clean energy transition.

•Germany introduced various subsidies totaling approximately €3 billion up to 10 years to support the penetration of zero-emission vehicles and green hydrogen production. These subsidies will contribute to the EU environmental objectives, in line with the European Green Deal. Additionally, Germany provides incentives with covers up to 80% of the cost difference between an ICE and an FCEV truck. The total funding availability is €900 million through 2024.

Federal Government in Australia

•Hydrogen 'Headstart' Program. AUD$2 billion Hydrogen Headstart program is to be implemented as a credit per kilogram on the price of production, as well as supporting development of shared industrial infrastructure and services.

•Future Fuels Fund. The Australian Renewable Energy Agency will administer round 2 of the Future Fuels Fund. It will make AUD$127.9 million available to heavy fleet operators to integrate BEVs and FCEVs into their fleet.

Victorian and New South Wales State Government

•Hydrogen Highways Initiative. AUD$20 million is set aside to support the design and delivery of at least four renewable hydrogen refueling stations along the Hume highway and approximately 25 hydrogen-powered trucks. Successful applicants must enter into a joint funding agreement with both governments.
Queensland Government

•Hydrogen Hubs Funding. AUD$15 million to plan for hydrogen hubs in key locations.

New Zealand

•Grant Scheme for Clean Heavy Vehicles. Up to NZD $30 million is available in the 2023/2024 financial year to support increased adoption of zero-emissions trucks, non-public transport buses and heavy vans (over 3.5 tonnes), and provide resource to set up, administer, and market the grants. This initiative is funded through the Climate Emergency Response Fund.

•Equitable Transitions Package. This initiative provides funding of up to NZD $32 million, available in 2023/2024 financial year, for a hydrogen consumption rebate to accelerate the early adoption of green hydrogen in transport and industry. It will help to decarbonize hard to abate sectors, diversify the economy of Just Transition regions, and displace fossil fuels. This initiative is funded through the Climate Emergency Response Fund.

Vehicle Safety and Testing Regulation

We may purchase new vehicles from manufacturers, distributors, or dealers and alter or assemble them by installing hydrogen fuel cell powertrains prior to selling those vehicles to our customers for use in the U.S. We may also purchase pre-owned vehicles and modify them by installing hydrogen fuel cell powertrains, and then sell those modified vehicles to our customers for use in the U.S. Vehicles that Hyzon purchases new from their original manufacturer, alters, and then sells to customers as new FCEVs, are required to comply with applicable U.S. FMVSS and other federal laws and regulatory requirements administered by the DOT, the NHTSA, and the FMCSA. We must confirm that new vehicles that we alter meet or are exempt from all applicable FMVSS before we may import, offer for sale, or sell those vehicles in the U.S.

If we modify pre-owned vehicles, we are required to ensure those modifications do not cause the vehicle to become non-compliant with applicable FMVSS. Accordingly, new vehicles that we alter for sale as well as pre-owned vehicles that we modify for resale in the U.S. are tested in order to ensure they comply with applicable FMVSS. This allows us to verify those vehicles’ compliance with those standards for which we are responsible, and to ensure that any modifications we make to pre-owned vehicles do not cause those vehicles to become non-compliant with applicable FMVSS safety standards. Illustrative examples of types of FMVSS that apply to the vehicles we alter are crash worthiness, fuel system integrity, electric vehicle safety, and interior materials flammability standards.

The vehicles that we alter or modify for sale to customers also meet applicable federal HD equipment standards (a subset of Federal Motor Carrier Safety Regulations) established or administered by FMCSA. We do not presently intend to operate as a motor carrier for hire on behalf of third parties.

We monitor U.S. DOT, NHTSA, and FMCSA rules, regulations, guidance, and publications for any new or revised FMVSS to ensure that vehicles we alter or modify for resale comply (or in the case of modification for resale, continue to comply) with applicable FMVSS and FMCSA.

The hydrogen fuel cell systems that we manufacture are also subject to applicable NHTSA and DOT reporting requirements, vehicle equipment standards, and other federal laws administered by the DOT and NHTSA. This includes identifying and reporting safety-related defects or non-compliance with applicable standards to NHTSA, should they arise; providing notice of such defects and non-compliance to vehicle owners, and offering a remedy free of charge to owners of affected equipment.

The vehicles we expect to offer for sale in Europe are subject to UNECE regulations. Many of those regulations are different from the FMVSS applicable in the U.S. and may require redesign and/or retesting. Our vehicles currently meet specific NHTSA-type approvals, and vehicles in Europe currently undergo third-party testing and inspection as required by the regulations for Individual Vehicle Acceptance. There are UNECE compliance requirements and United Nations Global Technical Regulations applicable to HD vehicles in Europe, which have not been developed for HD vehicles by NHTSA or FMCSA. Demonstration of compliance to the UNECE standards is required to achieve vehicle registration.

The vehicles we expect to offer in New Zealand will also be subject to UNECE regulations. New Zealand accepts vehicles that meet European regulations.

The vehicles we expect to offer in Australia will be subject to Australian Design Rules. Hyzon Motors Australia Pty. Ltd. is a registered vehicle manufacturer in Australia and has been granted type approval on its first vehicle (Hyzon 2 Axle Coach - Approval No. 51768).

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

Air Emissions

Our operations and products are required to comply with regulations under the U.S. Federal Clean Air Act and analogous laws in other jurisdictions. For example, our vehicles are required to obtain a COC issued by the EPA, or an order issued by the CARB for vehicles sold in jurisdictions that impose California’s emission standards, prior to being sold. There are currently four states which have adopted the CARB standard for HD vehicles. These COCs must be obtained for each model year of production, and failure to obtain them prior to entering our vehicles into commerce may result in substantial fines or penalties.

Hazardous Substances and Waste

We are subject to laws and regulations regarding the generation, use, treatment, handling, storage, and disposal of hazardous substances and solid wastes. Hydrogen is highly flammable. Furthermore, the assembly and transportation of our fuel cells are subject to certain design, manufacturing, packaging, and similar regulations from the DOT's Pipeline and Hazardous Materials Safety Administration. Similarly, hydrogen is a COI under the CFATS. Facilities that store COIs above certain specified thresholds may be required to comply with various reporting, security, and other regulations as part of the CFATS.

Additionally, laws may impose strict, joint and several liability for the investigation and remediation of sites where hazardous substances have been released or disposed. For instance, CERCLA, also known as ‘Superfund’, as well as similar state laws can impose joint and several liability without regard to fault or the legality of the original conduct, on entities that contributed to the release of a hazardous substance into the environment. These include current and prior owners or operators of the site where the release occurred as well as companies that disposed or arranged for the disposal of hazardous substances at the site. Under CERCLA, these persons may be subject to strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of addressing health impacts. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environmental and to recover from the responsible entities the costs they incur. We may handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

We may also generate or dispose of solid wastes, which may include hazardous wastes that are subject to the requirements of the RCRA, and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain components of our manufacturing waste may be excluded from RCRA’s hazardous waste regulations, provided certain requirements are met. However, if these components do not meet all established requirements for the exclusion, or if the requirements for the exclusion change, we may be required to treat such products as hazardous waste, which are subject to more rigorous and costly handling and disposal requirements. Any such changes in the laws and regulations, or our ability to qualify the materials we use for exclusions under such laws and regulations, could adversely affect our operating expenses.

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

Similar or more stringent laws also exist in other jurisdictions where we operate, including the EU, Australia and New Zealand.

Business Combination

Hyzon Motors Inc., a Delaware corporation (f/k/a Decarbonization Plus Acquisition Corporation), was incorporated on September 7, 2017. On February 8, 2021, Legacy Hyzon, incorporated in the State of Delaware on January 21, 2020, entered into a Business Combination Agreement and Plan of Reorganization (the "Business Combination Agreement") with DCRB to effect a business combination between DCRB and Legacy Hyzon with DCRB Merger Sub Inc., a wholly owned subsidiary of DCRB, merging with and into Legacy Hyzon, with Legacy Hyzon surviving the merger as a wholly owned subsidiary of DCRB. The transaction was unanimously approved by DCRB’s Board of Directors and was approved at a special meeting of DCRB’s stockholders on July 15, 2021. On July 16, 2021, Legacy Hyzon completed its business combination with DCRB. Concurrent with the completion of the Business Combination, DCRB changed its name to “Hyzon Motors Inc.” and Legacy Hyzon changed its name to “Hyzon Motors USA Inc.”

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

•We have recently determined to change our product and market strategies, as well as the markets where we intend to operate. Specifically, we have decided to exit the China truck market, ceased various R&D programs that we have determined are no longer consistent with our core strategy, and installed new senior leadership. We are at the beginning stages of executing these new strategies, and we may not be successful in achieving our objectives. Moreover, our business model reflecting these new strategies has yet to be tested, and we may fail to monetize our strategic plans.

•We have had to withdraw and restate certain of our prior filed financial statements, and due to our inability to timely file certain of our financial statements, we have received Staff Determinations from the Listing Qualifications Staff of Nasdaq notifying us that, unless we appealed and obtained an extension of time to file such financial statements, trading of the Company’s common stock and warrants would be suspended from The Nasdaq Capital Market. While Nasdaq has, to date, granted the Company's requests for extensions to file these financial statements, and while the Company believes it will meet these extended filing deadlines, should the Company fail to regain and maintain filing compliance, its Class A common stock may be delisted.

•We have identified material weaknesses in our internal controls over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and our ability to record, process, and report financial information accurately, impair our ability to prepare financial statements, negatively affect our relationships with suppliers and customers, negatively affect investor confidence, cause reputational harm, and have other adverse consequences. Additionally, failure to timely implement and maintain adequate financial, information technology and management processes, controls and procedures could result in further material weaknesses which could lead to errors in our financial reporting and adversely affect our business.

•We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries.

•Our majority shareholder, executive officers, directors, and their affiliates are able to exercise a significant level of control over all matters requiring stockholder approval, and the interests of our majority shareholder, executive officers, directors, and their affiliates may conflict with the interests of the Company and our other shareholders.

•We have had a number of changes to our executive officers and Board. These and other changes in our executive leadership team, while intended to guide the Company to success, may have a disruptive impact on our people and operations, and may therefore negatively impact our business.

•We depend upon our relationship with our shareholder Horizon and Horizon’s subsidiaries, including in respect of the Horizon Supply Agreement and the Horizon IP Agreement.

•In July 2021, we raised gross proceeds of approximately $509.0 million, net of redemption and transaction costs, through our business combination with DCRB. Nevertheless, we will need to raise additional funds in the near future, and these funds may not be available on terms favorable to us or our stockholders, or at all when needed. If we are unable to raise additional capital as needed, or are unable to reduce sufficiently our burn rate, we may not be able to continue as a going concern, and our operations may be materially negatively impacted.

•Increases in costs, disruption of supply or shortage of raw materials, could harm our business. In addition, the price we pay to Horizon for fuel cells and fuel cell stacks may exceed prices that we could pay to third parties for similar products.

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

•We have a limited number of current customers, and there is no assurance as to whether our sales pipeline will result in sales and revenues, or that we will be able to convert non-binding letters of intent or memoranda of understanding into orders or sales, including because of the current or prospective financial resources of the counterparties to our non-binding memoranda of understanding and letters of intent, the liability accounting for our warrants or customer contractual demands. Furthermore, there is no assurance that we will be able to identify additional potential customers and convert them to paying customers.

•We also face and will continue to face significant competition in all aspects of our business and operations, and many of our current and future competitors have or will have significantly more resources than us, and may outcompete us for customers, employees, and suppliers.

•We may not succeed in investing in hydrogen production, distribution, and refueling operations critical to supplying our customers with hydrogen to operate our FCEVs either at all or in part, and/or at the cost required to achieve TCO for potential Hyzon FCEV customers to drive their purchases of our trucks. Nor is there any assurance that the hydrogen production, distribution, and refueling operations that we may invest in will be successful in whole or in part in meeting customer demand.

•There is no assurance that there will be, or that we will be able to supply, hydrogen at prices or with an emission profile that allow our FCEVs to be competitive with commercial vehicles powered by other energy sources.

•We may face legal challenges and other resistance attempting to sell our vehicles, which could materially adversely affect our sales and costs. Additionally, unfavorable publicity or a failure to respond effectively to adverse publicity could negatively impact our sales, harm our reputation, and adversely affect our business.

•If we engage in mergers or acquisitions, we may assume liabilities – both disclosed and undisclosed – by contract or under operation of law of the target or acquired company which could materially adversely affect our business and financial results.

•To date, we have assembled a limited number of prototype and trial FCEVs, and there is no assurance that we will be able to establish and operate facilities or relationships with contract assembly providers capable of assembling our FCEVs in appropriate volumes and at competitive costs or at all.

•We have limited experience servicing our FCEVs. If we are unable to address the service requirements of our customers, our business will be materially and adversely affected. Additionally, insufficient warranty reserves to cover future warranty claims could materially adversely affect our business, prospects, financial condition, and operating results.

•We have no contractual relationships with large truck OEMs to supply us or our customers with truck chassis that we need to assemble or convert into FCEVs. If we are unsuccessful in establishing those contractual relationships, we may be unsuccessful in procuring vehicles necessary to assemble to hydrogen FCEVs, and our sales and business may be materially negatively affected.

•Threats to information technology, including unauthorized control of our vehicles or interruption of our systems, could adversely affect our business.

•We may be unsuccessful in meeting various local, national and international safety and emissions rules and regulations for our products.

Risks Related to Our Business and Industry

Our business model has yet to be tested and any failure to execute our strategic plans would have a material adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.

The estimated costs and timelines that we have developed in planning for full scale commercial production of our vehicles are subject to the risks and uncertainties inherent in transitioning from a start-up company focused on proof-of-concept activities to the design and large-scale integration, assembly, and manufacture of hydrogen-powered commercial vehicles, large-scale integration and manufacture of hydrogen fuel cell systems, and hydrogen production, distribution and refueling. We have not accurately estimated these costs and timelines in the past. During the fiscal year ended December 31, 2022, we did not secure contractual relationships with all component suppliers from which we source parts, components and sub-assemblies to produce our products. Additionally, we may not be able to accurately estimate the demand for the hydrogen fuel produced by our hydrogen production plant investments or the ability of our partners to build and operate those facilities at the cost, schedule and operating performance anticipated. These risks could result in a loss of revenue and/or an inability to provide fuel to our fleet customers, leading to a delay in customer vehicle deployments or order cancellations, and/or increased costs and reduced margins. If we fail to accurately predict supply and demand for our products and other integration, assembly and manufacturing requirements, or if we fail to timely invest in people, processes and capital equipment to meet demand, we could incur additional costs or experience delays. In addition, there can be no assurance that our estimates of the costs and timing necessary to complete design and engineering of our production facilities will prove accurate. The likelihood of our success must be considered in light of these risks, expenses, complications, delays and the competitive environment in which we operate. Therefore, there can be no assurances that our business plan will prove successful. We have recently determined to change our product and market strategies, as well as the markets where we intend to operate. Specifically, we have decided to exit the China truck market, ceased various R&D programs that we have determined are no longer consistent with our core strategy, and installed new senior leadership. As a result of our decision to exit the China truck market, in December 2022, we entered into an Equity Transfer Agreement with our immediate controlling parent Company, Hymas, where we transferred ownership of our wholly-owned Guangdong, China subsidiary, Hyzon Motors Technology (Guangdong) Co., Ltd.

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

We will need to raise additional funds, and these funds may not be available on terms favorable to us or our stockholders or at all when needed.

The manufacture, integration, assembly and sale of hydrogen-powered commercial vehicles, hydrogen fuel cell systems, and investments in hydrogen production, distribution and refueling are highly capital-intensive businesses. Our business plan to manufacture, integrate, assemble, sell, and service hydrogen-powered commercial vehicles and hydrogen fuel cell systems will require significant working capital and, as a result, we will need to raise additional capital in the near future. We must raise additional funds through the issuance of equity, equity related or debt securities, strategic partnerships, licensing arrangements, and/or through obtaining credit from government or financial institutions. We may raise funds through the issuance of debt securities or through loan arrangements, the terms of which may require substantial interest payments, contain covenants that restrict our business and other unfavorable terms and conditions. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, improve infrastructure, and commercialize our vehicles.

If we cannot raise additional funds when we need them, our financial condition, business, prospects, and results of operations could be materially adversely affected, and we may not be able to continue our operations as a going concern. We may also raise funds through the sale of additional equity securities which could dilute our stockholders.

We have a limited operating history as a standalone company thereby making it difficult to evaluate our future business prospects and increasing the risk of your investment.

We face significant risks and difficulties as an early-stage company. We have a limited operating history, which increases the risk to your investment. We have not yet demonstrated our ability to successfully scale the commercialization and assembly of our vehicles. As we move from assembling limited vehicles deployed for technology validation and vehicle trials to assembly for operational fleet validation and, ultimately, to volume assembly and sales for full fleet conversions, it is difficult, if not impossible, to forecast our future results. We have limited insight into trends that may emerge and affect our business. For example, as a result of the aforementioned uncertainties, we have determined that it is necessary to shift our product and market strategies. The majority of our commercial vehicle deliveries to date have been made to customers in China, where our FCEVs' average selling prices were substantially lower than other potential markets. We assessed these customer contracts under ASC 606 and determined collectability is not certain. We expected to recognize revenues upon cash collected in China; however, due in part to our lack of experience selling to our customers in China, contract payment terms extend over several years and that we have been unsuccessful in collecting accounts receivables from China customers since 2021. We have determined to exit the truck market and wind down the commercial truck portion of our operations in China, while continuing its China-based R&D and procurement operations.

Furthermore, it is difficult to predict accurately our future revenues or budget for our expenses. In the event that actual results differ from our estimates, or that we adjust our estimates in future periods, our operating results and financial position could be materially affected. The projected results depend on the successful implementation of our management’s growth strategies and are based on assumptions and events over which we have only partial or no control. The assumptions underlying such projected information require the exercise of judgment, and the projections are subject to uncertainty based on economic, business, competitive, regulatory, legislative, political and other changes.

Increases in costs, disruption of supply or shortage of raw materials, could harm our business.

Disruptions in the supply chain have impacted our ability to adequately source raw materials or components, including battery packs, semiconductors, and integrated circuits, as well as cabs and chassis from HD vehicle OEMs. Certain production-ready components may not arrive at our facilities in time to meet production planning, which could cause delays in validation and testing for these components, as well as the final assembly of certain of our vehicle orders. We remain solely dependent on Horizon to supply us with sourcing hydrogen fuel cells and stacks, which also could be negatively impacted by supply chain challenges in procuring raw materials and components to manufacture fuel cells for us. Any such supply interruption could materially negatively impact our business, prospects, financial condition, and operating results. Additionally, we source many critical components referenced above from countries around the world which may become subject to geopolitical impacts, trade and tariff policy changes, and other supply disruptions outside of our direct control.

We are also exposed to commodity price volatility as we use various raw materials, including aluminum, steel, carbon fiber, non-ferrous metals (such as copper), and cobalt. The prices and availability for these raw materials may fluctuate depending on market conditions and global demand, including as a result of geopolitical events and other events beyond our control, and could adversely affect our business and operating results.

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

Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of December 31, 2022, as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal controls over financial reporting for our business post-Business Combination has required and will continue to require significant time and resources from management and other personnel.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

We identified and previously reported in our amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2021, material weaknesses in our internal control over financial reporting. Specifically, due to our size and limited operating history, particularly prior to the Business Combination, we did not have sufficient financial reporting resources and personnel necessary to ensure the appropriate segregation of duties and effective review procedures with respect to the processing and recording of financial transactions, as well as an appropriate level of control oversight over the financial statement reporting process. In addition, we identified and previously reported in our amended Annual Report on Form 10-K/A for the period ended December 31, 2021, the following material weaknesses in internal control over financial reporting: (i) the Company did not demonstrate a commitment to attract, develop, and retain competent individuals in alignment with objectives and accordingly did not have sufficient qualified resources; (ii) the Company did not have an effective risk assessment process that successfully identified and assessed risks of material misstatement to ensure controls were designed and implemented to respond to those risks; (iii) the Company did not have an effective internal information and communication process to ensure that relevant and reliable information was communicated on a timely basis across the organization, to enable financial personnel to effectively carry out their financial reporting and internal control roles and responsibilities; and (iv) the Company did not sufficiently establish structures, reporting lines and appropriate authorities and responsibilities in the pursuit of objectives. We have concluded that these material weaknesses in internal control over financial reporting remained as of December 31, 2022, and we continue to work to remediate.

On August 4, 2022, we filed a Form 8-K announcing that, in connection with the preparation of the Company’s financial results for the period ended June 30, 2022, the Company’s Board of Directors appointed a committee of independent board members to investigate, with the assistance of independent outside counsel and other advisors, certain issues regarding revenue recognition timing and internal controls and procedures, primarily pertaining to its China operations, that were brought to the attention of the Board by Company management. On August 4, 2022, the Audit Committee, based on the recommendations of management, determined that the Company's previously issued financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and Quarterly Report on Form 10-Q for the period ended March 31, 2022 should no longer be relied upon. On February 6, 2023, the Audit Committee, based on the recommendations of management, determined that the Company's previously issued financial statements included in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2021 should no longer be relied upon.

The preliminary findings of the investigation were completed in January 2023, and the final findings were issued in March 2023. On March 14, 2023. the Company filed its (i) amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2021 (the “Q3 2021 Form 10-Q/A”), (ii) amended Annual Report on Form 10-K/A for the year ended December 31, 2021 (the “2021 Form 10-K/A”) and (iii) its amended Quarterly Report on Form 10-Q/A for the period ended March 30, 2022 (the “Q1 2022 Form 10-Q/A” and, together with the Q3 2021 Form 10-Q/A and 2021 Form 10-K/A, the “Amendments”) to reflect adjustments to correct errors related to the recognition of revenue and associated balances for China FCEV transactions, adjustments to correct errors related to the recognition of revenue and associated balances for European FCEV transactions, and adjustments to its prior allocation of transaction costs incurred in connection with the Business Combination to reflect the allocation of the correct balance of Company incurred transaction costs between the liability classified earnout arrangement and the newly issued equity instruments in the Business Combination in the third quarter of 2021. Further, due to the investigation, the Company's Quarterly Report on Form 10-Q for the periods ended June 30, 2022 and Quarterly Report on Form 10-Q for the periods ended September 30, 2022 were not filed until May 1, 2023. As of the date of this filing, the Company has not filed its Quarterly Report on Form 10-Q for the period ended March 31, 2023. These material weaknesses and delays have caused us, and may cause us in the future, to fail to meet our reporting obligations and Nasdaq listing requirements. See "We may be delisted from The Nasdaq Capital Market for non-compliance with Nasdaq’s Periodic Filing Rule or Minimum Bid Rule, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions." for further information.

The measures we have taken, continue to take, and plan to take to remediate the identified material weaknesses are described in Part II, Item 9A “Controls and Procedures”. We are still executing an assessment to identify process design gaps and implementing additional controls to mitigate segregation of duty risk. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. If we are unable to successfully remediate these material weaknesses, or we are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, or if in the future, we identify further material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated, we may be delayed in filing required periodic reports, and our ability to record, process, and report financial information accurately, and to prepare financial statements within required time periods, is expected to be adversely affected. Litigation, government investigations, or regulatory enforcement actions arising out of such failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition, and operating results. The material weaknesses, remediation efforts, and any related litigation or regulatory inquiries will require management attention and resources, and could result in unanticipated cost which could negatively affect our relationships with suppliers and customers, and may also negatively affect investor confidence in the Company’s financial statements, cause it reputational harm, and raise other risks to its operations. In addition, the costs and other effects of defending litigation or addressing regulatory enforcement actions against us may be difficult to determine and could adversely affect our financial condition and operating results.

We are subject to inventory management risks. Insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may negatively impact our gross margin.

We balance the need to maintain inventory levels that are sufficient to ensure competitive lead times and mitigate potential supply chain constraints against the risk of inventory obsolescence due to changing customer or consumer requirements and fluctuating commodity prices. In order to successfully manage our inventories, we must estimate demand from our customers and purchase products that substantially correspond to consumer demand. If we overestimate demand and purchase too much of a particular product, we face a risk that the price of that product will fall, leaving us with inventory that we cannot sell at normal profit margins.

If we underestimate demand and purchase insufficient quantities of products, inventory shortages could result in delayed revenue or loss of sales opportunities altogether as potential customers turn to competitors’ products that are readily available. If we maintain insufficient inventory levels and prices rise for these products, we could be forced to purchase products at higher prices and forego profitability in order to meet customer demand.

While always present, these challenges have been heightened over the past couple years, as the pandemic altered consumer spending trends and caused us to increase our investments in inventory. As a result, we are subject to the risk of inventory obsolescence and excess, which could lead to inventory impairment charges. For example, a total of $14.3 million in inventory write-downs was recognized for the year ended December 31, 2022, $13.1 million of which was recorded in Cost of revenue and $1.2 million in Research and development expense in the Consolidated Statements of Operations and Comprehensive Loss.
Complex software and technology systems will need to be developed, both in-house and in coordination with vendors and suppliers, for us to successfully produce our hydrogen-powered commercial vehicles and hydrogen fuel cell systems, and there can be no assurance that such systems will be successfully developed.

Our products and many of their related components and subassemblies require a substantial amount of third party and in-house software and complex hardware to operate. The development of such advanced technologies is inherently complex and costly, and we will need to coordinate with our vendors and suppliers to produce our hydrogen-powered commercial vehicles and hydrogen fuel cell systems. Defects and errors may be revealed over time, and our control over the performance of third-party services and systems may be limited. We may be unable to develop the necessary software and technology systems or meet the technological requirements, production timing, and volume requirements to support our business plan. We may also not be successful in recruiting and hiring adequate technical and operations personnel with the skills and experience we may require. In addition, the technology may not comply with the cost, performance, useful life and warranty requirements we anticipate in our business plan and which our customers will demand. As a result, our business plan could be significantly impacted, and we may incur significant liabilities under warranty claims which could adversely affect our business, prospects, and results of operations.

We are implementing engineering processes in our product development to help systematically ensure our product quality, design sign-off, and traceability of our product design information; however, there can be no guarantees about the success, timing or cost of these processes.

We are developing new technologies and know-how related to key components in our vehicles. We may be unsuccessful in these efforts or in competing with new and existing component manufacturers.

We have invested in electrification technologies related to certain key components in our vehicles and we plan to produce or assemble various key components of our vehicles that we presently source from third parties to help achieve increased quality assurance, reduced component costs, and reduced supply chain risks. For example, we have designed proprietary battery packs that optimize the performance of our fuel cells. The capital investment to produce battery packs is significant. At the same time, we have also ceased certain development efforts that we have determined are not consistent with our core strategy. We have limited experience in designing and producing these key components, and we may not be successful in developing or commercializing the technologies we develop. We may not be able to compete effectively with suppliers of these components that are better financed, have existing manufacturing operations, are more experienced, and have established products in the marketplace.

We have a limited number of current customers and pending orders, and there is no assurance that non-binding memoranda of understanding and letters of intent will be converted into orders or sales, or that in the case of executed contracts, we can or will fulfill our contractual obligations.

To date, we have engaged in limited marketing activities and currently have limited customer contracts. Non-binding memoranda of understanding and letters of intent that we've signed with potential customers do not represent assured sales and may not result in binding orders or sales.

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

Even if we were able to obtain orders, customers may limit their volume of purchases initially as they assess our commercial vehicles and hydrogen fuel cell systems and whether to make a broader transition to hydrogen-powered electric vehicle solutions. This may be a long process, which will depend on the safety, reliability, efficiency, and quality of our products, as well as the support and service that we offer. It will also depend on factors outside of our control, such as general market conditions, government incentives and mandates for zero-emission vehicles, and broader trends in transportation, including fleet management, and availability and pricing of hydrogen, that could impact customer buying decisions. As a result, there is significant uncertainty regarding demand for our products and the pace and levels of growth that we will be able to achieve.

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

Certain customer contracts signed by our Australian, China, and European subsidiaries contain disadvantageous economic terms and conditions, as well as punitive liquidated and consequential damages provisions.

Various customer contracts that our Australian, Chinese, and European subsidiaries signed contain burdensome and costly duties and obligations, as well as highly punitive consequential and liquidated damages provisions should those subsidiaries breach those agreements. During 2022, we determined that certain of those contracts could not be performed or fulfilled in whole or in part, thereby subjecting our subsidiaries to claims by customers for damages. While we have successfully negotiated with certain of those customers to cancel or renegotiate those agreements or waive the contractually-provided damages provisions, we have not succeeded in renegotiating all such contracts. Should our customers decide to file claims against our subsidiaries seeking liquidated or consequential damages, both our reputation and results from operations could be materially negatively impacted.

Our sales efforts involve considerable time and expense, and our sales cycle is often long and unpredictable.

Our results of operations may fluctuate, in part, because of the intensive nature of our sales efforts and the length and unpredictability of our sales cycle. As part of our sales efforts, we invest considerable time and expense evaluating potential customers’ specific needs and necessary resources, such as access to hydrogen supply, available subsidies and incentives, and educating potential customers about the technical capabilities of our hydrogen-powered commercial vehicles and hydrogen fuel cell systems. In addition, we have limited direct sales and business development personnel, and our sales efforts have historically depended on the significant involvement of our senior management team. Our sales cycle has been long and varies substantially from customer to customer. Our sales cycle often lasts nine months or more, but can extend for longer periods for some customers. Some of our sales efforts have not resulted in orders and may in the future not result in orders. There can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, our business, financial condition, and results of operations could be adversely affected.

Regarding our focus on hydrogen production, distribution and refueling business, the sales cycle for these opportunities is unproven and, in our view, will be very long.

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition, and operating results.

Sales of our FCEVs are highly dependent on the availability of government subsidies and incentives, and some customer contracts are expressly contingent on our customers receiving subsidies to offset the cost of our FCEVs. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies, or the incentives due to the perceived success of zero-emissions vehicles or other reasons, may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally or our FCEV vehicles specifically. These scenarios could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition, and operating results.

Incentives that are available to us or our customers include tax credits, rebates, and other incentives for alternative energy production, alternative fuel and electric vehicles, including GHG emissions credits under the EPA’s GHG Rule, CARB, and HVIP. While these benefits have been available in the past, there is no guarantee these programs will be available in the future. If these incentives and other benefits are not available, reduced or otherwise limited in the future, our financial position could be harmed.

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

We have not yet completed our MEA and PEM fuel cell production facilities in Bolingbrook, Illinois. We are currently at small volume vehicle assembly in our European and Australian operations and have yet to commence series production.

There is no assurance that we will be able to complete these facilities and bring them to full production, or that we will be able to either manufacture our hydrogen fuel cell systems, components, or assemble our hydrogen-powered commercial vehicles at costs, volumes, and specifications acceptable to us. These facilities may also require permits for construction or operation, and we may not be able to obtain these permits on conditions acceptable to us. We currently rely on Horizon as our sole supplier of hydrogen fuel cell systems, and plan to do so until our manufacturing facilities are operational. We also rely on third parties to produce glider kits, chassis, and other commercial vehicle components, and, in the U.S., for the assembly of our hydrogen-powered commercial vehicles. To date, we have not secured supply agreements with all suppliers from which we must procure chassis, subassemblies and components to assemble our vehicles. For those suppliers from which we do purchase chassis, subassemblies, and components, the worldwide supply chain crisis has had a material negative impact on our ability to procure these necessary in time - particularly in Europe, Australia, and the U.S. - to meet our product forecasts and product delivery obligations.

Our facilities and those of our suppliers, assemblers and other partners may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire, power outages, and geopolitical conflicts, or by health epidemics, which may render it difficult or impossible for us to produce our products for an undefined period of time. Any alternative suppliers and partners may either not exist or if they do exist may be unwilling or unable to supply us. The inability to produce our products or the backlog that may develop if our facilities or the facilities of our suppliers are rendered inoperable for even a short period of time may result in the loss of customers or harm to our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

We, our partners and our suppliers may rely on complex machinery and equipment to produce our hydrogen-powered commercial vehicles and fuel cell systems, which involve a significant degree of risk and uncertainty in terms of operational performance and costs.

We, our partners, and suppliers may rely on complex machinery and equipment for the manufacture, integration and assembly of our hydrogen-powered commercial vehicles and fuel cell systems. Such complex machinery and equipment may involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our facilities and those of our partners and suppliers will consist of large-scale facilities and machinery combining many components. These machines and their components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions may significantly affect the intended operational efficiency of our equipment. With respect to hydrogen production, operational performance and costs can be difficult to predict for hydrogen production site operators with which we have or intend to have a relationship that may themselves have limited operating experience, and could be influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity, and natural disasters. Should any operational risk materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs, and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition or operating results.

Our future growth is dependent upon the willingness of customers in the commercial vehicle market, including but not limited to operators of commercial vehicle fleets and HD transport, to adopt hydrogen-powered and other zero-emission commercial vehicles, and our ability to produce, sell and service products that meet customers’ needs. If the market for hydrogen-powered solutions does not develop or develops slower than we expect, our business, prospects, financial condition and operating results will be adversely affected.

The market for hydrogen-powered commercial vehicles is relatively new and untested and is expected to experience rapidly changing technologies, intense price competition among numerous competitors, evolving government regulation and industry standards, government subsidies, and uncertain customer demands and behaviors. Hydrogen-powered vehicles may also face competition from other alternatives to fossil fuels, including electric vehicles, RNG, biodiesel, and others. Factors that may influence the adoption of our hydrogen-powered commercial vehicles include:

•the premium in the anticipated initial purchase prices of our commercial vehicles over those of comparable vehicles powered by ICE or other alternative energy sources, both including and excluding the effect of possible government and other subsidies and incentives designed to promote the purchase of vehicles powered by clean energy;

•the TCO of the vehicle over its expected life, which includes the initial purchase price and ongoing operating costs, including hydrogen supply, price, and maintenance costs;

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

•corporate sustainability initiatives and ESG policies;

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

•the ability of our customers to purchase adequate insurance for our vehicles; and

•macroeconomic and geopolitical factors.

If, in weighing these factors, our potential customers, including operators of commercial vehicle fleets or HD transport, determine that there is not a compelling business justification for purchasing hydrogen-powered commercial vehicles, particularly those that we will produce and sell, then the market for such vehicles may not develop as we expect or may develop more slowly than we expect, which would adversely affect our business, prospects, financial condition and operating results.

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

Decisions to purchase our hydrogen-powered electric commercial vehicles and hydrogen fuel cell systems will likely depend on the performance of the industries in which our target customers operate, and a decrease in demand for production or services from those industries will impact demand for our products. Demand in these industries is impacted by numerous factors, including government subsidies and incentives, global supply chain challenges, commodity prices, infrastructure spending, interest rates, consumer spending, fuel costs, energy demands, municipal spending, and commercial construction, among others. Increases or decreases in these variables may significantly impact the demand for our products. If we are unable to accurately predict demand, we may be unable to meet our customers’ needs, resulting in the loss of potential sales, or we may produce excess products, resulting in increased inventories and overcapacity in our contracted production facilities, increasing our unit production cost and decreasing our working capital and operating margins.

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

FCEVs require an adequate supply of hydrogen for refueling. Demand for our hydrogen-powered electric commercial vehicles and hydrogen fuel cell systems will depend in part on the availability of hydrogen infrastructure and the cost of hydrogen fuel. There is no assurance that hydrogen production will scale at the rate we anticipate or that the cost of hydrogen will become competitive with the cost of hydrocarbons or other hydrocarbon-alternatives as we project. Currently, hydrogen supply and refueling stations are not generally available. We expect to partner with third parties with the aim of providing hydrogen infrastructure and refueling stations to potential Hyzon customers. Some potential customers may choose not to purchase Hyzon products because of the risk of unavailability or cost of hydrogen supply. Additionally, while certain customers may consider hydrogen vehicles because of their sustainability profile, the sustainability profile of hydrogen depends on the hydrogen production process. “Gray” hydrogen, often produced by steam methane reformation, is currently the most common and cost-effective form of hydrogen production; however, this process results in significant GHG emissions. Other types of hydrogen, such as “green” hydrogen produced by clean energy-powered electrolysis, have a smaller emissions footprint but are less common and cost-effective. We may not be able to find suitable investments in hydrogen production, distribution, and refueling assets or secure a continuous supply of hydrogen at a satisfactory quantity and price that also meets customers’ emissions-reduction goals, which may cause some potential customers not to purchase Hyzon products. Additionally, Hyzon’s direct investments in hydrogen production plants and the related supply and sale of that hydrogen to customers is directly impacted by our partners’ ability to design, permit, build, operate, and maintain those co-invested production plants and refueling assets. Our partners may or may not deliver at the cost, schedule, and operating performance anticipated, if at all. If we are unable to satisfactorily provide adequate access to hydrogen supply at cost structures that customers require, or which may require significant capital expenditures, our ability to generate customer loyalty, grow our business, and sell our products could be impaired.

Increased focus on sustainability or other ESG matters could impact our operations.

Our business requires customers and financial institutions to view our business and operations as having a positive ESG profile. Increasing attention to societal expectations regarding climate change, human rights, and other ESG topics may require us to make certain changes to our business operations to satisfy the expectations of customers and financial institutions. For example, we may be required to procure from or invest in companies in the business of producing and selling “green” hydrogen on terms that are not economical to meet customer expectations, which could adversely impact our financial results of operations. Similarly, we rely on a global supply chain. Managing that supply chain for ESG risks could require us to incur substantial costs and, if any risks are identified, incur further costs to remedy issues or locate alternative suppliers, which either may not exist or may be unwilling or unable to supply to us. Additionally, our customers may be driven to purchase our vehicles due to their own sustainability or ESG commitments, which may entail holding their suppliers – including us – to ESG standards that go beyond compliance with laws and regulations or our ability or willingness to comply with such standards. Failure to maintain operations that align with such “beyond compliance” standards may cause potential customers to not do business with us or otherwise hurt demand for our products. These and other ESG concerns could adversely affect our business, prospects, financial condition and operating results.

Our business may be subject to risks associated with construction, cost overruns and delays, and other contingencies that may arise while constructing or servicing hydrogen infrastructure or refueling stations for certain customers, and such risks may increase in the future as we expand the scope of such services.

We expect to construct and service, or invest in the construction and servicing of, hydrogen infrastructure and refueling stations at certain customer sites and elsewhere. We expect such construction and servicing at customer sites and elsewhere to be subject to oversight and regulation in accordance with state and local laws and ordinances relating to building codes, accessibility requirements, safety, environmental protection and related matters, and to require various local and other governmental approvals and permits that may vary by jurisdiction. All of the above may cause delays or cost-overruns or prevent construction or servicing of hydrogen infrastructure and refueling stations. Meaningful delays or cost overruns, or the inability to construct or service hydrogen infrastructure or refueling stations at certain customer sites and elsewhere, could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we may undertake such construction or service through partners or contractors, which may require us, our partners, contractors, or customers to obtain licenses or permits, or require compliance with additional rules, working conditions and other union requirements, adding costs and complexity to a construction project. If we, our partners or contractors are unable to provide timely, thorough, and quality construction-related services, our customers could fall behind with their schedules leading to liability to us or cause customers to become dissatisfied with the hydrogen solutions we offer.

We depend upon key personnel and will need to hire and train additional personnel.

Our success depends on the continuing services of key employees. We believe the depth and quality of the experience of our management team in the hydrogen fuel cell and commercial vehicle industries is a key to our ability to be successful. The loss of any of these individuals could have a material adverse effect on our business, prospects, financial condition and operating results. Additionally, the success of our operations will largely depend upon our ability to successfully attract and retain competent and qualified key management personnel in the countries where we operate. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for us. The challenge will be exacerbated for us as we attempt to transition from limited production of units deployed for technology validation to production for operational fleet validation to, ultimately, volume production and sales to support full fleet conversions under unforeseeable business conditions. In the event that our employees seek to join a labor union, higher employee costs and increased risk of work stoppages or strikes could result. We may also directly or indirectly depend upon other companies with unionized workforces, including suppliers, and work stoppages or strikes with respect to those companies could have a material adverse impact on our business, financial condition, or results. Our inability to attract and retain key personnel in a timely and cost-effective manner could have a material adverse effect on our business, prospects, financial condition and operating results. Furthermore, certain employees of Hyzon Europe left to join our former joint venture partner's executives. The departure of these former joint venture partner's executives and employees may have a negative impact on our business and operations.

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

We currently face and will continue to face significant competition, and many of our current and future competitors have or will have significantly more resources.

We face intense competition as we aim to replace existing commercial transportation solutions with our hydrogen-powered FCEVs and hydrogen fuel cell systems. We expect to face increasing competition both from current transportation options and improvements to current transport options as well as from new alternative energy solutions, including BEVs. Each of our target markets is currently serviced by existing manufacturers with existing customers and suppliers. These manufacturers generally use proven and widely accepted technologies such as ICE and batteries. Competitors are working on developing technologies in each of our targeted markets. Many of our current and potential future competitors have or will have greater financial, technical, manufacturing, marketing and other resources than we do. They may be able to deploy greater resources and more quickly, to design, develop, manufacture, distribute, promote, sell, market and support their alternative transport programs. Additionally, our competitors may also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other resources than we do. These competitors also compete with us in recruiting and retaining qualified R&D, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. If we do not compete effectively, our competitive positioning and operating results will be harmed. We expect competition in our industry to intensify from our existing and future competitors in the future in light of increased demand and regulatory push for vehicles powered by renewable energy sources.

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

We currently rely and expect to rely until completion of our hydrogen fuel cell manufacturing facilities solely on Horizon as a single source supplier of our hydrogen fuel cell systems. Even if we complete our manufacturing facilities, we expect to continue to rely on Horizon for supply of hydrogen fuel cell systems used in our FCEVs. Horizon may not be able or willing to meet our product specifications and performance characteristics or our desired specifications, performance and pricing, which could impact our ability to achieve our product specifications, performance characteristics and target pricing as well. We may be unable to obtain hydrogen fuel cell systems from Horizon or alternative suppliers at prices, volumes, and specifications acceptable to us, which could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, our pricing arrangements with Horizon may be subject to challenge by tax authorities in the U.S., Singapore, China, the Netherlands, Australia, or elsewhere, and if our transfer pricing is challenged, we may be subject to fines, liability, potential double taxation or other sanctions by government bodies and our business could be adversely affected. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for such single source inputs, we may be unable to do so in the short term (or at all) at prices or quality levels that are favorable to us, which could have a material adverse effect on our business, prospects, financial condition and operating results.

We depend on third parties for the supply of components and the assembly of our hydrogen-powered commercial vehicles.

We depend on third-party suppliers to provide components, including but not limited to glider kits and chassis, for our FCEVs. We also depend on third-party assemblers to assemble our vehicles. To the extent that there are limitations on the availability of such components, either due to the unwillingness or inability of suppliers to produce and supply them to us or our assembly partners, or a change in governmental regulations or policies, we would need to develop capabilities in manufacturing such components or seek alternative suppliers, which may either not exist or if they do exist may be unwilling or unable to supply us. Either case could have a negative impact on our ability to sell our hydrogen-powered commercial vehicles at the prices, or achieve the margins, or in the timeframes that we anticipate.

Additionally, we depend on other partners to assemble vehicle components and our hydrogen fuel cell systems into our commercial vehicles in North America and may do so elsewhere as appropriate. Using a third party for the integration, installation, and assembly of our commercial vehicles is subject to risks with respect to operations that are outside our control. We could experience delays if our partners do not meet agreed upon timelines or experience capacity constraints that make it impossible for us to fulfill purchase orders on time or at all. Our ability to build a premium brand could also be adversely affected by perceptions about the quality of our partners’ products. In addition, although we will oversee each step of the supply chain, including production, installation, and assembly, because we have no management control over, and therefore rely on, our partners to meet our quality standards, there can be no assurance that the final product will meet expected quality standards.

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

We may not succeed in investing in hydrogen production, distribution, and refueling operations critical to supplying our customers with hydrogen to operate our FCEVs either at all or in part, and/or at the cost required to achieve TCO for potential Hyzon FCEV customers to drive their purchases of Hyzon FCEVs.

As a key component of our business model, we intend to invest in hydrogen production, distribution, and refueling centers. We may include the cost of hydrogen in the purchase price of our trucks.

The availability of clean hydrogen at a cost competitive with diesel fuel and with supporting hydrogen distribution and refueling infrastructure available in proximity to Hyzon customer fleets is vital to adoption of Hyzon FCEVs and the success of our business. There are many risks to our and other market participants’ ability to bring this required infrastructure and hydrogen supply online at the cost, timing, and availability required to support Hyzon’s fleet deployments. These risks include, but are not limited to, the possibility that Hyzon’s hydrogen production partners are unable to produce hydrogen at the quantity, quality, carbon intensity, and/or cost required, or that those production plants are delayed or not built at all, which could be caused by a number of factors, including partner liquidity, construction market and execution risk, and quality of construction or installation. The availability and cost of hydrogen production feedstock, such as solid waste, biomass, and natural gas or RNG, are also risks to sustainable hydrogen production for Hyzon fleets. Additionally, Hyzon’s ability to fund projects to establish the cost structure required for fleet TCO to drive FCEV purchases presents a risk that would be increased if other capital demands or cost increases to Hyzon absorb the capital allocated for hydrogen production investments. Finally, if an applicable LCFS or other subsidy upon which the hydrogen production economics are dependent in the near-term are reduced, modified or eliminated, or Hyzon and its partners are unable to secure such subsidies, the hydrogen cost to fleets may not support conversion at the TCO realized.

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

The current U.S. presidential administration and U.S. Congress have made various changes to policies from past U.S. presidential administrations, and future changes could occur. While certain of these policies, including the passage in the United States Inflation Reduction Act of 2022 which provides for various tax and other incentives to help foster various clean energy initiatives, including hydrogen production, storage, and FCEVs, any policy change could have a material effect on global economic conditions and the stability of global financial markets, and could significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. These uncertainties include: (i) economic sanctions and embargoes that could lead to major disruptions in markets for energy, goods and services; (ii) an increase in the inflation rate, making the prices of components and materials we purchase more expensive; (iii) the possibility of altering the existing tariffs or penalties on products manufactured outside the U.S., including the U.S. government’s 25% tariff on a range of products from China; (iv) the effects stemming from the removal of such previously imposed tariffs; (v) subsequent tariffs imposed by the U.S. on any other U.S. trading partner such as China and Russia; and (vi) potential tariffs imposed by trading partners on U.S. goods. Any of the foregoing actions could increase our costs, which could have a material negative impact on our business.

We cannot predict whether, and to what extent, there may be changes to international trade agreements or whether quotas, duties, tariffs, exchange controls or other restrictions on our products will be changed or imposed. The current military conflict between Russia and Ukraine, and related sanctions, export controls or other actions that may be initiated by private companies, and institutions, as well as nations including the U.S., the EU, or Russia, could adversely affect our business and/or our supply chain or our business partners or customers in other countries beyond Russia and Ukraine. Although we currently maintain alternative sources for raw materials, if we are unable to source our products from the countries where we wish to purchase them, either because of the occurrence or threat of wars or other conflicts, regulatory changes or for any other reason, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition and results of operations. Disruptions in the supply of raw materials and components could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices to obtain these raw materials or components from other sources, which could have a material adverse effect on our business and our results of operations.

We depend upon our relationship with our shareholder Horizon and Horizon’s subsidiaries, including in respect of the Horizon Supply Agreement and the Horizon IP Agreement.

Hyzon is currently majority owned by Singapore incorporated Hymas, a majority but indirectly controlled subsidiary of Horizon. We depend on agreements entered into with Horizon’s subsidiaries, including those for supply of hydrogen fuel cell systems where Horizon serves as our sole fuel cell system supplier, joint ownership and licenses of certain IP, and support in the fuel cell process manufacturing know-how and testing. We are highly dependent on Horizon for our fuel cell systems' design, production, product safety, and quality control program and procedures, and have limited ability to influence the standards, controls, processes, and procedures that Horizon adopts and follows over these critical areas.

Protecting and our rights in and to IP that we jointly own with JS Horizon and JS Powertrain or to which they has granted us a license to exploit under the IP Agreement may be difficult if JS Horizon or JS Powertrain refuses to join in our enforcement actions, and the nature of our rights in such intellectual property may restrict us from expanding our business with additional product lines and commercialization opportunities. Additionally, our relationship with Horizon or Hymas may be interrupted or deteriorate, and Horizon or its subsidiaries may delay performance of or breach their contractual obligations to us, which could materially adversely affect our business, prospects, financial condition and operating results.

Additionally, although we have endeavored to enter into agreements with Horizon and its affiliates on market terms, including the IP Agreement, with JS Horizon and JS Powertrain, and the Horizon Supply Agreement with Jiangsu Qingneng New Energy Technologies Co. Ltd., a Horizon affiliate, our agreements with Horizon and its affiliates may not reflect terms that would have resulted from arm’s-length negotiations with unaffiliated third parties. If such arrangements are considered unenforceable or otherwise impermissible, we may be subject to fines, liability, tax penalties or sanctions by courts or other government bodies. Please see the section Item 1 entitled “Business – Key Agreements” and “Business – Intellectual Property” for additional information concerning our agreements with Horizon and its affiliates.

Under the IP Agreement, JS Horizon and JS Powertrain assigned to Hyzon a joint ownership interest in certain intellectual property rights owned by JS Horizon and JS Powertrain relating to fuel cell technologies and mobility products, and each of Hyzon and JS Horizon granted to the other exclusive rights to use such jointly owned intellectual property rights within such other party’s field of use, as well as certain rights in improvements made in the future with respect thereto. Our field of use under the Horizon IP Agreement includes the manufacture, commercialization and other exploitation of mobility products throughout the world, as well as fuel cells designed for use in mobility products commercialized outside of identified countries in Asia, Africa, and South America. JS Horizon and JS Powertrain’s fields of use under the IP Agreement includes the manufacture, commercialization and other exploitation throughout the world of fuel cells not designed for use in mobility products, as well as fuel cells designed for use in mobility products commercialized within identified countries in Asia, Africa, and South America. Any of the above could materially adversely affect our business, prospects, financial condition and operating results. The IP Agreement was amended effective September 27, 2021 to join JS Powertrain as a party, as well as to amend the payment schedule for the $10.0 million fee that the Company paid to JS Horizon and JS Powertrain for the acquisition of the intellectual property rights the Company acquired thereunder. We, JS Horizon or JS Powertrain may undertake to further amend or restate the IP Agreement and such further amendments or restatements may be material to our business.

We have not yet conducted the levels of durability and other key product testing necessary to determine the expected lives of our fuel cells, fuel cell systems and FCEVs.

We have conducted limited operations since our formation in 2020, and we have only assembled a limited number of prototype or early production FCEVs incorporating our fuel cell stacks and systems. We have not commenced production of our MEAs. Accordingly, we have not been able to conduct the levels of durability testing necessary for us to evaluate the expected lives and long term performance of our FCEVs, fuel cell stacks, fuel cell systems, and their subsystems and components. The lack of such testing could result in our products not being competitive in the marketplace, or could pose a risk that we do not detect design or production-related defects, and any such defects could adversely affect our reputation, result in delivery delays, product recalls, product liability claims, and significant warranty and other expenses, and subject us to claims or litigation, thereby negatively impacting our business, financial condition, and operating results. There can be no assurance as to the operational life of these products and components or that we will be able to detect and fix such design or production-related defects prior to their sale.

Our majority shareholder, executive officers and directors and their affiliates are able to exercise a significant level of control over all matters requiring stockholder approval, and the interests of our majority shareholder, executive officers and directors and their affiliates may conflict with the interests of the Company and our other shareholders.

As of December 31, 2022, Hymas, an indirect 79.6%-owned subsidiary of Horizon, beneficially owns, directly or indirectly, approximately 62.1% of our outstanding common stock, and our directors and executive officers as a group beneficially own approximately 3.2% of our outstanding common stock. On March 30, 2023, Horizon, George Gu (who serves as Chairman of Horizon and Hyzon) and Mr. Chi “Jack” Zhang (Chief Executive Officer of Horizon) filed a Schedule 13D/A (the “Schedule 13D/A”) with the SEC reporting that such persons may be deemed to beneficially own approximately 62.1% of our total outstanding shares of common stock as of March 1, 2023, while George Gu may be deemed to beneficially own approximately 65.6% of our total outstanding shares of common stock as of March 1, 2023. In addition, the Schedule 13D/A states, among other things, that Horizon and its affiliates are considering changes to the present Board, including plans and proposals to change the number or term of the directors or to replace existing members of the Board.

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

Certain of our directors and employees are now affiliated with Horizon, which is engaged in business activities similar to ours, and, accordingly, may have conflicts of interest including, but not limited to, in allocating their time and determining to which entity a particular business opportunity should be presented.

We intend to produce hydrogen-powered commercial vehicles and hydrogen fuel cell systems. Horizon engages in the hydrogen fuel cell business and may compete for the sale of hydrogen fuel cell systems in certain territories with us that are not prohibited by the exclusivity provided in the IP agreement.

Certain of our directors and, employees, contractors and consultants are affiliated with Horizon. In particular, George Gu, Chairman of our Board and previously our Executive Chairman, serves as the Chairman of the Board of Horizon. Our former Chief Executive Officer, Craig Knight, also serves as a board member of Horizon. In addition, certain directors, employees, contractors, and consultants hold or will hold stock in both Hyzon and Horizon, and its affiliates. Further, by virtue of its control of Hymas, Horizon currently has voting control over a majority of Hyzon’s voting stock. As a result, our directors, officers, and employees could have conflicts of interest, including but not limited to in respect of our contractual relationships with Horizon, and decisions of whether to present business opportunities to us or to Horizon. These conflicts may not be resolved in our favor, which may result in the terms of our contractual relationships with Horizon or its subsidiaries being not as advantageous to us as they would be absent any conflicts of interest, management spending less time on our business than they would absent any conflicts of interest, or potential business opportunities being presented to Horizon instead of us. We have adopted our Related Party Transactions and Code of Business Conduct Ethics policies which apply to certain related person transactions and can be found on the investor relations page of our website at www.hyzonmotors.com. These policies are subject to the review by our Board and Audit Committee.

In addition, Horizon and certain of its affiliates filed a Schedule 13D/A stating they are considering changes to the present Board, including plans and proposals to change the number or term of the directors or to replace existing members of the Board. See “Our majority shareholder, executive officers and directors and their affiliates are able to exercise a significant level of control over all matters requiring stockholder approval, and the interests of our majority shareholder, executive officers and directors and their affiliates may conflict with the interests of the Company and our other shareholders” for further information.

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

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, or from individuals within our organization, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. Moreover, security incidents can result in the diversion of funds and interruptions, delays or outages in our operations and services, including due to ransomware attacks, which have increased in frequency and severity. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents or thefts of our trade secrets or other proprietary and confidential information consistent with applicable laws and regulations protecting individual privacy rights. Such privacy laws and regulations can and do impose potentially significant fines and penalties for not adequately protecting individuals’ personal information, as well as subject us to potential litigation. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and results of operations, lead to financial loss, and subject us to substantial and costly litigation.

We may face legal challenges and other resistance attempting to sell our vehicles which could materially adversely affect our sales and costs.

To date, our sales of FCEVs have been made directly to our customers. We have not yet sold FCEVs in the U.S. Our FCEV sales plan in the U.S. includes both direct sales to end customers, as well as sales through dealers and distributors. We may also generate revenue from upfit services.

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

We are currently not registered as a dealer in any state. In states where we may seek to sell vehicles directly to customers, there is uncertainty as to whether we will be able to sell and deliver vehicles directly to customers, as well as service those vehicles. In some states, we are not a classified as vehicle "manufacturer", but instead are classified by state regulators as a vehicle "converter" where we are not required to obtain a manufacturer's license. For customers residing in states where we will not be allowed to sell or deliver vehicles, we may have to arrange alternate methods of delivery of vehicles. These methods may include delivering vehicles to adjacent or nearby states in which we are allowed to directly sell and ship vehicles and arranging for the customer to transport the vehicles to their home states. These workarounds could add significant complexity to our business model, create logistics and operational issues for our customers, and could materially adversely affect our sales and profitability. For more information see the section entitled “Risks Related to Litigation and Regulation” below.

We do not currently have any leasing arrangements finalized to offer our customers financing, but we may offer a bundled lease option or other alternative structure to customers which would expose us to credit and residual value risk.

We currently do not have in place a relationship with a third-party lessor to provide lease financing to our customers. While we may seek to offer bundled leasing of our vehicles or other financing structures to potential customers through a third-party financing partner, we have no assurance that a third-party financing partner will be able or willing to provide the leasing services on terms acceptable to us and end customers, or to provide financing at all. Furthermore, offering leasing to customers may expose us to risks commonly associated with the extension of credit. Credit risk is the potential loss that may arise from any failure in the ability or willingness of the customer to fulfil its contractual obligations - including payment – when they fall due. The longer we may finance customers, the more working capital we will consume. Competitive pressure and challenging markets may increase credit risk through leases to financially weak customers, extended payment terms and leases into new and immature markets. This could have a material adverse effect on our business, prospects, financial results, cash flow and results of operations.

If our vehicles fail to perform as expected, our ability to develop, market and sell or lease our FCEVs s could be harmed.

Our vehicles may contain defects in design and manufacture that may cause them not to perform as expected or may require repair. The extensive modifications that we make to OEMs' vehicles to convert them to FCEVs may void the OEMs vehicle warranty, and our customers may require that we assume liability for vehicle warranty-related repairs to vehicle components or parts that we do not modify or change. We currently have no frame of reference to evaluate the performance of our vehicles upon which our business prospects depend. For example, our vehicles will use a substantial amount of software to operate which will require modification and updates over the life of the vehicle. Software products are inherently complex and often contain defects and errors when first introduced. We have limited experience in writing such software.

There can be no assurance that we will be able to detect and fix any defects in our vehicles’ hardware or software prior to commencing customer sales or post sale. We may experience recalls in the future, which could adversely affect our brand in our target markets and could adversely affect our business, prospects, and results of operations. Our vehicles may not perform consistent with our warranty, customers’ expectations or consistent with other vehicles which may become available. Any product defects or any other failure of our trucks to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results, and prospects.

We have limited experience servicing our vehicles. If we are unable to address the service requirements of our customers, our business will be materially and adversely affected.

Because we have had limited production and sales of our vehicles, we have little-to-no experience servicing or repairing them. Servicing FCEVs is different than servicing vehicles with ICE and requires specialized skills, including high voltage training and servicing techniques. We may decide to partner with a third party to perform some or all of the maintenance on our trucks, and there can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party provider. Even if we do enter into contractual arrangements with third-party service or repair providers, there is no assurance that such providers will have the skills, knowledge, and experience necessary to service our vehicles. If we cannot satisfactorily service or repair our vehicles as determined by our customers (many of whom will rely on our vehicle for mission critical operations), our customers, our business and prospects will be materially and adversely affected.

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

We will maintain warranty reserves to cover warranty-related claims associated with our vehicles. We will be liable for warranty claims for our vehicle because the work we perform on vehicles we purchase from OEMs to assemble them with our fuel cell propulsion systems and other components generally will void OEM warranties. If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition, and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.

Certain FCEV customer contracts contain buy-back clauses which, if triggered, may materially and adversely affect the Company's cash flows, results of operations and may harm customer relationships and our product and Company reputation.

We have entered into certain customer contracts that contain buy-back clauses that require the Company to repurchase FCEVs sold under the respective contract at the customer's option. These buy-back clauses are generally limited to specified terms and conditions in the respective contract, including the applicable repurchase price, time period the customer may exercise the option, and the effect of exercising the option in connection with upgrading to a future FCEV model. As a result, the Company will need to maintain sufficient liquidity to satisfy its contractual obligation to buy back FCEVs. To the extent that buy-back options are exercised materially in excess of our projections, or if there is a perception that, as a result of customers exercising these buy-back options, FCEVs contain errors or defects, this could affect our credibility, harm the market acceptance and sales of our products, adversely impact our cash flows, and have a material adverse effect on our business, financial condition and results of operations.

Any unauthorized control or manipulation of our vehicles’ systems could result in loss of confidence in us and our vehicles and harm our business.

Our vehicles contain or are planned to contain complex information technology systems such as telematics and built-in data connectivity to accept and install periodic remote “over-the-air” updates to improve or update functionality. We or our technology vendors have designed, implemented, and tested security measures intended to prevent unauthorized access to our information technology networks, our trucks and related systems. However, hackers may attempt to gain unauthorized access to modify, alter, and use such networks, vehicles, and systems to gain control of or to change our vehicles’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the vehicle. Future vulnerabilities could be identified and our efforts to remediate such vulnerabilities may not be successful. Any unauthorized access to or control of our vehicles or their systems, or any loss of customer data, could result in legal claims or proceedings. In addition, regardless of their veracity, reports of unauthorized access to our vehicles, systems, or data, as well as other factors that may result in the perception that our vehicles, systems, or data are capable of being “hacked”, could negatively affect our brand and harm our business, prospects, financial condition, and operating results.

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

We lack contractual relationships with truck OEMs, thereby putting us at risk of not sourcing truck chassis to convert to FCEVs.

We have not entered into supply agreements with large truck OEMs for chassis we need to convert to FCEVs. We are at risk that purchase orders for chassis on OEMs may not be fulfilled in time, if at all, to meet our contractual obligations to our customers. Similarly, truck OEMs that do have supply contracts with our customers to supply trucks to our customers desiring to have us convert to FCEVs may refuse to sell trucks scheduled for conversion.

Unfavorable publicity, including related to adverse financial reports, regulatory investigations or litigation, or a failure to respond effectively to adverse publicity, could harm our reputation and adversely affect our business.

As an early-stage, publicly traded company, maintaining and enhancing our brand and reputation is critical to our ability to attract and retain employees, partners, customers, and investors, and to mitigate legislative or regulatory scrutiny, litigation, and government investigations.

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

On January 12, 2022, the Company announced that it had received a subpoena from the SEC for production of documents and information, including documents and information related to the allegations made in the report issued by Blue Orca Capital, and that the Company was cooperating with the SEC. Because of these events, certain of the Company’s potential suppliers and partners indicated that they were suspending negotiations with us concerning supplying us with key components necessary to produce our vehicles. The Company has strongly rejected Blue Orca’s claims, and will aggressively defend against the resulting litigation. The negative publicity stemming from this article has adversely affected our brand and reputation as well as our stock price which makes it more difficult for us to attract and retain employees, partners and customers, raise additional financing, reduces confidence in our products and services, harms investor confidence and the market price of our securities, invites legislative and regulatory scrutiny, and has resulted in litigation and governmental investigations As a result, customers, potential customers, partners and potential partners have failed to award us additional business or cancelled or sought to cancel existing contracts or otherwise, directed or may direct future business to our competitors, and may in the future take similar actions, and investors may invest in our competitors instead of us. See Legal Proceedings in Note 15. Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference.

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

Our available cash and cash equivalents are held in accounts with or managed by financial institutions. The amount of cash in our operating accounts exceeds the FDIC insurance limits. While we monitor our accounts regularly and adjust our balances as appropriate, the valuation of, or our access to, these accounts could be negatively impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. The operations of U.S. and global financial services institutions are interconnected and the performance and financial strength of specific institutions are subject to rapid change, the timing and extent of which cannot be known. To date, we have experienced no realized losses on, or lack of access to, our cash and cash equivalents held in operating accounts as a result of adverse conditions in the financial markets or with respect to financial institutions; however, we can provide no assurance that access to our cash and cash equivalents held in operating accounts will not be impacted by such adverse conditions in the future.

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

Risks Related to Intellectual Property

We may be unable to expand on our intellectual property portfolio or otherwise develop the technology needed to operate our business.

We co-own the majority of our Intellectual Property with affiliates of our controlling shareholder, Horizon Fuel Cell Technology PTE Ltd. A portion of the intellectual property that we own was assigned to us by JS Horizon and JS Powertrain pursuant to the IP Agreement. Some of the technology based on this intellectual property is in the early-stages of development and it is possible that we will be unable to successfully build on the portfolio of intellectual property that was assigned to us by JS Horizon and JS Powertrain. Additionally, the IP Agreement provides in part that "Improvements" which any party may make or have made to the covered intellectual property are owned by that party making or having made such Improvements, and while the other parties shall have license rights in and to such Improvements, the party making or having made the Improvements is under no obligation to disclose the Improvements to the other parties. To the extent that the Horizon parties are not willing or able to disclose to us Improvements they may make or have made, we may not be able to exploit them, thereby putting us at a serious disadvantage in developing or perfecting our intellectual property, and as a result, our business operations may be materially negatively affected.

Our ability to refine and grow our portfolio of intellectual property and technology also depends on other factors, including our ability to attract and retain a skilled technical workforce and our ability to devote sufficient resources to R&D efforts. Our failure to continue development of our intellectual property and technology portfolio could materially adversely affect our business, prospects, financial condition and operating results.

We may need to defend ourselves against patent, copyright, trademark, trade secret or other intellectual property infringement or misappropriation claims, which may be time-consuming and cause us to incur substantial costs.

Companies, organizations or individuals, including our competitors, may own or obtain patents, copyrights, trademarks, trade secrets or other intellectual property or proprietary rights (collectively, “IP”) that would prevent or limit our ability to manufacture or sell our hydrogen-powered commercial vehicles or hydrogen fuel cell systems, which could make it more difficult for us to operate our business. We may receive inquiries from IP owners inquiring whether we infringed upon or misappropriated their proprietary rights. Companies owning IP, including those relating to hydrogen-powered mobility products or hydrogen fuel cell technologies, may allege infringement or misappropriation of such rights. In response to a determination that we have infringed upon or misappropriated a third-party’s IP, we may be required to do one or more of the following:

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

Our hydrogen vehicles compete for market share with vehicles fueled by alternative energy sources. If alternative energy powered vehicles are available and the prices of alternative sources are lower than energy sources used by our products, offer greater efficiencies, greater reliability or otherwise benefit from other factors resulting in overall lower TCO, this could decrease incentives to transition to hydrogen vehicles, adversely impact sales of our products and affect the commercial success of our vehicles or make our vehicles non-competitive or obsolete. Fuel prices, including volatility in the cost of diesel or a prolonged period of low gasoline and natural gas costs, could decrease incentives to transition to hydrogen vehicles. Moreover, there is no guarantee that commercial customers will prefer hydrogen vehicles over other zero-emission or near zero-emission vehicles, such as electric vehicles; to the extent that other zero-emission or near zero-emission vehicles have lower total costs of ownership or better sustainability profiles, it may adversely impact sales of our products or the commercial success of our vehicles.

Developments in alternative technology improvements in the ICE may adversely affect the demand for our trucks.

Developments in alternative technologies such as advanced diesel, ethanol, or compressed natural gas, or improvements in the fuel economy of the ICE, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Other fuels or sources of energy may emerge as customers’ preferred alternative to hydrogen-based solutions. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced FCEVs, which could result in the loss of competitiveness of our vehicles, decreased revenue, and a loss of market share to competitors. Our R&D efforts may not be sufficient to adapt to changes in alternative fuel and electric vehicle technology. As technologies change, we will be forced to upgrade or adapt our vehicles and increase investment in R&D.

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

The motor vehicle manufacturing and hydrogen industries in general are highly regulated in most countries, and if we fail to comply with national, federal, state and local laws, rules, regulations and guidance, including those related to hydrogen-powered vehicle safety and direct sales to customers as well as hydrogen production, storage and transportation, our business could be adversely affected. Different safety standards and regulatory requirements apply to vehicles that we alter or modify for sale or operation in jurisdictions outside of the U.S., including UNECE standards. Failure of such vehicles to comply with those safety standards and regulations could have an adverse effect on our business reputation, prospects, financial condition, and cash flows. We will be subject to licensing and operational requirements that could result in substantial compliance costs, and our business would be adversely affected if our licenses are impaired. Litigation, regulatory actions and compliance issues, including in respect of antitrust and competition laws as applied to our relationships with Horizon and Hyzon Europe, could subject us to revocation of licenses, significant fines, penalties, judgments, remediation costs, negative publicity and reputational harm, and requirements resulting in increased expenses. Our operations and products are also subject to numerous stringent environmental laws and regulations, including those governing the generation, use, handling, storage, disposal, and transport of hazardous substances and wastes. These laws may require us or others in our value chain to obtain permits and comply with various restrictions and obligations that may have material effects on our operations. If key permits and approvals cannot be obtained on acceptable terms, or if other operational requirements cannot be met in a manner satisfactory for our operations or on a timeline that meets our commercial obligations, it may adversely impact our business. In addition, laws, regulations and rules relating to privacy, information security, and data protection could increase our costs, affect or limit how we collect and use personal information, and adversely affect our business opportunities. The ongoing costs of complying with such laws, regulations and rules could be significant.

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

We source components from suppliers and sell our products around the world, including sourcing hydrogen fuel cell systems from Horizon in China. There is significant uncertainty about the future relationship between the U.S. and various other countries, particularly China, with respect to trade policies, treaties, government regulations, tariffs, customs regulations, price or exchange controls, or preferences in foreign nations of domestically manufactured products. Changes in such government policy, including any changes to existing trade agreements, international trade relations between countries in which we or our suppliers or partners have business operations or our target markets, regulatory requirements, or the availability of tax and other governmental incentives, including those promoting fuel efficiency and alternate forms of energy, may have an adverse effect on us. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development or investment in the territories and countries where we sell our products, source our supplies or currently operate or may in the future operate, and any resulting negative sentiments towards the U.S. as a result of such changes, may have an adverse effect on our business, financial condition or results of operations.

We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries.

We are subject to, and may become a party to, a variety of litigation, other claims, suits, regulatory actions and government investigations and inquiries. For example, three related putative securities class action lawsuits were filed between September 30, 2021 and November 15, 2021, in the U.S. District Court for the Western District of New York against the Company, certain of the Company’s current and former officers and directors and certain former officers and directors of DCRB (Kauffmann v. Hyzon Motors Inc., et al. (No. 21- cv-06612-CJS), Brennan v. Hyzon Motors Inc., et al. (No. 21-cv-06636-CJS), and Miller v. Hyzon Motors Inc. et al. (No. 21-cv-06695-CJS)), asserting violations of federal securities laws. The complaints generally allege that the Company and individual defendants made materially false and misleading statements relating to the nature of the Company’s customer contracts, vehicle orders, and sales and earnings projections, based on allegations in a report released on September 28, 2021, by Blue Orca Capital, an investment firm that indicated that it held a short position in the Company’s stock and which has made numerous allegations about the Company. These lawsuits have been consolidated under the caption In re Hyzon Motors Inc. Securities Litigation (Case No. 6:21-cv-06612-CJS-MWP), and on March 21, 2022, the court-appointed lead plaintiff filed a consolidated amended complaint seeking monetary damages. The Company and individual defendants moved to dismiss the consolidated amended complaint on May 20, 2022, and the court-appointed lead plaintiff filed its opposition to the motion on July 19, 2022. The court-appointed lead plaintiff filed an amended complaint on March 21, 2022, and a second amended complaint on September 16, 2022. Briefing regarding the Company and individual defendants’ anticipated motion to dismiss the second amended complaint was stayed pending a non-binding mediation among the parties, which took place on May 9, 2023. The parties did not reach a settlement during the May 9, 2023 mediation. The lead plaintiff has conveyed that he will request leave to file a third amended complaint. The Company and individual defendants continue to anticipate filing a motion to dismiss the operative complaint.

Between December 16, 2021, and January 14, 2022, three related shareholder derivative lawsuits were filed in the U.S. District Court for the Western District of New York (Lee v. Anderson et al. (No. 21-cv-06744-CJS), Révész v. Anderson et al. (No. 22-cv-06012-CJS), and Shorab v. Anderson et al. (No. 22-cv-06023-CJS)). These three lawsuits have been consolidated under the caption In re Hyzon Motors Inc. Derivative Litigation (Case No. 6:21-cv-06744-CJS). On February 2, 2022, a similar stockholder derivative lawsuit was filed in the U.S. District Court for the District of Delaware (Yellets v. Gu et al. (No. 22-cv-00156)). On February 3, 2022, a similar shareholder derivative lawsuit was filed in the Supreme Court of the State of New York, Kings County (Ruddiman v. Anderson et al. (No. 503402/2022)). On February 13, 2023, a similar stockholder derivative lawsuit was filed in the Delaware Court of Chancery (Kelley v. Knight et al. (C.A. No. 2023-0173)). These lawsuits name as defendants the Company’s current and former directors and certain former directors of DCRB, along with the Company as a nominal defendant, and generally allege that the individual defendants breached their fiduciary duties by making or failing to prevent the misrepresentations alleged in the consolidated securities class action, and assert claims for violations of federal securities laws, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and/or waste of corporate assets. These lawsuits generally seek equitable relief and monetary damages. Each of the shareholder derivative actions has been stayed or the parties have jointly requested that it be stayed pending a decision regarding the anticipated motion to dismiss in the consolidated securities class action.

On March 18, 2022, a putative class action complaint, Malork v. Anderson et al. (C.A. No. 2022-0260- KSJM), was filed in the Delaware Court of Chancery against certain officers and directors of DCRB, DCRB’s sponsor, and certain investors in DCRB’s sponsor, alleging that the director defendants and controlling stockholders of DCRB’s sponsor breached their fiduciary duties in connection with the merger between DCRB and Legacy Hyzon. The complaint seeks equitable relief and monetary damages. On May 26, 2022, the defendants in this case moved to dismiss the complaint. On August 2, 2022, the plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on August 15, 2022. Briefing on the motion to dismiss is now complete, and oral argument occurred on April 21, 2023.

Between January 26, 2022 and August 22, 2022, Hyzon received demands for books and records pursuant to Section 220 of the Delaware General Corporation Law from four stockholders who state they are investigating whether to file similar derivative or stockholder lawsuits, among other purposes. On May 31, 2022, one of these four stockholders represented that he had concluded his investigation and did not intend to file a complaint. On November 18, 2022, a second of the four stockholders filed a lawsuit in the Delaware Court of Chancery (Abu Ghazaleh v. Decarbonization Plus Acquisition Sponsor, LLC et al. (C.A. No. 2022-1050)), which was voluntarily dismissed shortly thereafter on December 1, 2022. On February 13, 2023, a third of these four stockholders filed a derivative lawsuit in the Delaware Court of Chancery (Kelley v. Knight et al. (C.A. No. 2023-0173)). The complaint asserts claims for breach of fiduciary duty and generally alleges that the individual defendants breached their fiduciary duties by making or failing to prevent misrepresentations including those alleged in the consolidated securities class action and the report released by Blue Orca Capital. As with the previously filed stockholder derivative lawsuits, the complaint seeks equitable relief and monetary damages. On April 17, 2023, the Court entered an order staying this action pending a decision on the anticipated motion to dismiss in the consolidated securities class action.

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

On January 12, 2022, the Company announced they received a subpoena from the SEC for production of documents and information, including documents and information related to the allegations made in the September 28, 2021 report issued by Blue Orca Capital. The Company received two additional subpoenas in connection with the SEC’s investigation on August 5, 2022 and August 10, 2022. On October 31, 2022, the U.S. Attorney’s Office for the Southern District of New York (“SDNY”) notified the Company that it is also investigating these matters. The Company is cooperating and will continue to cooperate with these and any other regulatory or governmental investigations or inquiries, and has commenced preliminary discussions with the SEC related to a potential resolution of their investigation. The Company cannot predict the ultimate outcome or timing of the SEC and the SDNY investigations or inquiries, what if any actions may be taken by the SEC or the SDNY, or the effect that such actions may have on the business, prospects, operating results and financial condition. As of the date these consolidated financial statements were issued, management believes that the ultimate outcome and timing of the SEC investigation, including any potential monetary payment as part of a consensual resolution, if one is reached, remains uncertain and is not estimable given the broad range of potential outcomes. The resolution of the SEC investigation or other regulatory proceedings could have a material impact on the Company’s liquidity and the Company's ability to continue as a going concern if a significant monetary payment is agreed and paid.

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

In the course of our operations, we may collect, use, store, disclose, transfer and otherwise process personal information from our customers employees and third parties with whom we conduct business, including names, accounts, user IDs and passwords, and payment or transaction related information. Additionally, we intend to use our vehicles’ electronic systems to log information about each vehicle’s use to aid us in vehicle diagnostics, repair and maintenance. Our customers may object to our use of this data, which may increase our vehicle maintenance costs and harm our business prospects. Furthermore, possession and use of our customers’ information in conducting our business may subject us to legislative and regulatory burdens in the U.S., the EU, Australia, China, and other countries that could require notification of data breaches, restrict our use of such information and hinder our ability to acquire new customers or market to existing customers. Non-compliance or a major breach of our network security and systems could have serious negative consequences for our business and future prospects, including both civil and criminal liability, possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand. We are subject to or affected by a number of federal, state, local and international laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information including that of our employees, customers and other third parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations.

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. The EU adopted the GDPR, which became effective in May 2018, and California adopted the CCPA, which became effective in January 2020, and which was amended by the California Privacy Rights Acts ("CPRA"), which became effective January 2023; both impose additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is collected. Compliance with existing, proposed and recently enacted laws and regulations (including implementation of the privacy and process enhancements called for under the GDPR and CCPA) can be costly, and any failure to comply with these regulatory standards could subject us to legal and reputational risks.

The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California consumers. The CCPA includes a framework with potentially severe statutory damages for violations and a private right of action for certain data breaches. The CCPA requires covered businesses to provide California consumers with new privacy-related disclosures and new ways to opt-out of certain uses and disclosures of personal information. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Effective January 1, 2023, the CPRA, significantly modifies the CCPA, including by expanding California consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA.

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

China enacted the PIPL in August 2021 that went into effect November 2021. PIPL imposes strict restrictions on the data collection and transfer of personal information both within and without China. Similar in many respects to GDPR in the EU, PIPL affords data subjects notice and the right to consent (or not) to the collection and use of personal information. While Hyzon has operations and employees in China, PIPL restricts the sharing of Hyzon’s China employee information with our U.S.-based human resources organization unless the information is anonymized or we receive employee consent. Such restrictions may result in increased costs of operating our business.

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

Changes in laws or regulations, or a failure to comply with any laws or regulations, including tax laws and regulations, may adversely affect our business, investments, results of operations, and future profitability.

We are a U.S. corporation and thus subject to U.S. corporate income tax on our worldwide operations. New U.S. laws and policy relating to imposing U.S. income tax on both our U.S. and foreign source income may have an adverse effect on our business, and future profitability. We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time-consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

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

Risks Related to Our Securities and Being a Public Company

We may be delisted from The Nasdaq Capital Market for non-compliance with Nasdaq’s Periodic Filing Rule or Minimum Bid Rule, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We are at risk of being delisted on The Nasdaq Capital Market due to our failure to comply with Nasdaq's Periodic Filing Rule (as defined below) and Minimum Bid Rule (as defined below). Specifically, on February 3, 2023, the Company received a Staff Determination from the Staff notifying the Company that, unless the Company requested an appeal, trading of the Company’s common stock and warrants would be suspended from The Nasdaq Capital Market at the opening of business on February 14, 2023 for failing to comply with Nasdaq Periodic Filing Rule. On February 10, 2023, the Company filed a request for hearing with the Hearings Panel in response to the Staff Determination. The delisting hearing was held on March 16, 2023 before the Hearings Panel. On March 31, 2023, the Company received a letter from the Hearings Panel indicating that the Hearings Panel granted the Company’s request for continued listing until May 15, 2023 to allow the Company to regain compliance with the Periodic Filing Rule. The Company’s request for continued listing of its securities on The Nasdaq Capital Market until May 15, 2023 was granted subject to the condition that on or before May 15, 2023, the Company shall have filed with the SEC all delinquent reports, in compliance with the Periodic Filing Rule.

Subsequently, on May 5, 2023, the Company notified the Hearings Panel and the Staff that the Company determined that it was necessary to seek an extension to May 31, 2023 to complete the annual audit of the Company’s financial statements for the year ended December 31, 2022 and for the Company to file the 2022 Form 10-K. The Company also requested an extension to June 7, 2023, to file the Q1 2023 Form 10-Q. On May 10, 2023, the Hearings Panel granted the Company’s requested extensions, providing the Company until May 31, 2023 to file the 2022 Form 10-K and June 7, 2023 to file the Q1 2023 Form 10-Q.

On April 3, 2023, the Company filed a Form 12b-25 to report that its Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) would not be filed within the prescribed time period. On April 6, 2023, the Company received an additional Staff Determination (the “Additional Staff Determination”) from the Staff notifying the Company that, because the Staff did not receive the 2022 Form 10-K, the Company does not comply with Nasdaq’s Listing Rules for continued listing, thus constituting an additional basis for delisting the Company’s securities from The Nasdaq Capital Market. The Additional Staff Determination further notified the Company that the Hearings Panel will consider this matter in their decision regarding the Company’s continued listing on The Nasdaq Capital Market, and that the Company should present its views with respect to this additional deficiency to the Hearings Panel in writing no later than April 13, 2023. On April 13, 2023, the Company filed its response to the Additional Staff Determination.

On May 8, 2023, the Company received a letter from the Staff notifying the Company that it is not in compliance with the minimum bid price requirement set forth in Nasdaq Bid Price Rule for continued listing. The Bid Price Rule requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice has no immediate effect on the listing of the Company’s common stock, par value $0.0001 per share, which continues to trade on The Nasdaq Capital Market under the symbol “HYZN.”

In accordance with the Compliance Period Rule, the Company has 180 calendar days to regain compliance. If, at any time before the end of this 180-day period, or through November 6, 2023, the closing bid price of the common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to the Staff’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H), the Staff will provide written notification that the Company has achieved compliance with the Bid Price Rule. If the Company does not regain compliance during this 180-day period, then the Staff may grant the Company a second 180 calendar day period to regain compliance, provided the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the minimum bid price deficiency during the second compliance period, which may include, if necessary, implementing a reverse stock split.

There can be no assurance that the Company will regain compliance with the minimum bid price requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance or maintain compliance with the other Nasdaq listing requirements.

On May 16, 2023, the Company filed a Form 12b-25 to report that the Q1 2023 Form 10-Q would not be filed within the prescribed time period. On May 17, 2023, the Company received a second additional Staff Determination (the “Second Additional Staff Determination”) from the Staff notifying the Company that, because the Staff did not receive the Q1 2023 Form 10-Q, the Company does not comply with Nasdaq’s Listing Rules for continued listing, thus constituting an additional basis for delisting the Company’s securities from The Nasdaq Capital Market. The Second Additional Staff Determination further notified the Company that the Hearings Panel will consider this matter in their decision regarding the Company’s continued listing on The Nasdaq Capital Market, and that the Company should present its views with respect to this additional deficiency to the Hearings Panel in writing no later than May 24, 2023. On May 24, 2023, the Company filed its response to the Second Additional Staff Determination. There can be no assurance that we will successfully regain compliance or, if we do, that we will be able to remain in compliance.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our securities;

•reduced liquidity for our securities;

•a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•a limited amount of news and analyst coverage; and

•a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock and public warrants are listed on The Nasdaq Capital Market, our common stock and public warrants qualify as covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on The Nasdaq Capital Market, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Sales of a substantial number of our securities in the public market, including those issued upon exercise of warrants, could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of the common stock and the warrants.

At December 31, 2022, we had outstanding 244,509,208 shares of our common stock and warrants to purchase 19,028,165 shares of our common stock. In addition, approximately 43.2 million shares of common stock are subject to outstanding awards or available for future issuance under Hyzon’s 2021 Equity Incentive Plan.

At December 31, 2022, Hymas, which is 79.6% indirectly-owned by a Singapore subsidiary of Horizon, owned directly and beneficially 151,869,414 shares of our common stock. Should Horizon sell or transfer or cause to be sold or transferred all or a portion of these shares, the market price of our common stock could drop significantly.

On February 8, 2021, certain stockholders of Legacy Hyzon, collectively holding 92,775,000 shares of Legacy Hyzon common stock or securities convertible into shares of Legacy Hyzon common stock, entered into an agreement with DCRB and Legacy Hyzon (the “Lock-Up Agreement”) pursuant to which they agreed, following the Closing Date, not to transfer any shares of common stock issued or issuable upon the exercise of any warrant or other right to acquire shares of such common stock beneficially owned or otherwise held by such stockholders for six months following the Closing Date. This lock-up period expired in January 2022, and the shares held by the parties to the Lock-Up Agreement are no longer under these contractual restrictions.

In connection with the Closing, that certain Registration Rights Agreement dated October 19, 2020 (the “IPO Registration Rights Agreement”) was amended and restated and the Company entered into the amended and restated IPO Registration Rights Agreement (the “A&R Registration Rights Agreement”) with certain persons and entities holding securities of DCRB prior to the Closing and certain persons and entities receiving common stock in connection with the Business Combination (the “Reg Rights Holders”). Pursuant to the A&R Registration Rights Agreement, we agreed that, within 15 business days after the Closing, we will file a registration statement with the SEC (the “Initial Registration Statement”) (at our sole cost and expense), and we will use our reasonable best efforts to have the Initial Registration Statement become effective as soon as reasonably practicable after the filing thereof. A registration statement on Form S-1 (the “2021 Registration Statement”) satisfying these requirements was filed with the SEC on July 30, 2021 and became effective on August 10, 2021. In certain circumstances, the Reg Rights Holders can demand up to three underwritten offerings in any 12-month period and will be entitled to customary piggyback registration rights. Further, under the Subscription Agreements (as defined below), we were required to file a registration statement within 15 calendar days after the Closing to register the resale of the PIPE Shares, which requirement was satisfied by the 2021 Registration Statement.

For more information about the A&R Registration Rights Agreement, see the section entitled “Item 13. Certain Relationships and Related Transactions, and Director Independence – Registration Rights.”

Our stock price is volatile, and you may not be able to sell shares of our common stock or warrants at or above the price you paid.

The trading prices of our common stock and public warrants are volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In 2022, the closing market price of our common stock ranged from a high of $6.87 to a low of $1.40. From January 1, 2023 through May 22, 2023, the closing market price of our common stock ranged from a high of $2.23 to a low of $0.48. The market prices of our common stock has been negatively affected by many factors, including our announcements withdrawing our previously issued financial statements, the commencement of an investigation by the SEC and the subsequent internal investigation commissioned by a Special Committee of our our independent board members, and our inability to achieve our sales forecasts. In addition to these factors, any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may also include, but are not limited to:

•financial results of companies perceived to be similar to us;

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
•commencement of, involvement in, or the outcomes of litigation;

•changes in our capital structure, such as future issuances of securities or incurring debt;

•the volume of shares of our common stock available for public sale;

•changes in our Board or management;

•investors engaged in short selling our common stock;

•sales of substantial amounts of common stock by our directors, executive officers, our controlling parent company, Horizon, or other significant stockholders or the perception that such sales could occur;

•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism;
•the results of the Special Committee of our Board of Directors or the anticipated results of the pending SEC investigation and any possible U.S. Depart of Justice investigation;

•our ability to remain in compliance with listing requirements of Nasdaq;

•our ability to raise capital;

•our intellectual property and our continuing dependence on our controlling shareholder, Horizon and its affiliates, for the supply of fuel cells and other critical services and assistance; and

•our ability to commence production of our own hydrogen fuel cells and fuel cell stacks.

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

Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

We are a “controlled company” under Nasdaq rules.

Because Hymas and its affiliates control a majority of the voting power of our outstanding capital stock, we are a “controlled company” under the Nasdaq rules. As a controlled company, we are exempt from certain Nasdaq corporate governance requirements, including those that would otherwise require the Board to have a majority of independent directors and require us to establish a compensation committee comprised entirely of independent directors, or otherwise ensure that the compensation of its executive officers and nominees for directors are determined or recommended to the Board by the independent members of the Board. While we do not expect to rely on any of these exemptions, and while our compensation committee is currently comprised solely of independent directors, we are entitled to do so for as long as we are considered a “controlled company” and to the extent that we rely on one or more of these exemptions, holders of our common stock will not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

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

We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year (i) following October 22, 2025, the fifth anniversary of the initial public offering of DCRB, (ii) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time) or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants (or, if applicable, 65% of the then-outstanding public warrants and 65% of the then-outstanding private placement warrants, voting as separate classes). As a result, the exercise price of the warrants could be increased, the exercise period could be shortened and the number of shares of our common stock purchasable upon exercise of a warrant could be decreased, all without a holder’s approval.

Our warrants were issued in registered form under a warrant agreement (the “Warrant Agreement”), dated October 19, 2020, by and between Continental Stock Transfer & Trust Company, as warrant agent, and DCRB. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants (or, if applicable, 65% of the then-outstanding public warrants and 65% of the then-outstanding private placement warrants, voting as separate classes) approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants (or, if applicable, 65% of the then-outstanding public warrants and 65% of the then-outstanding private placement warrants, voting as separate classes) is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force holders (a) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for holders to do so, (b) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (c) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of the private placement warrants will be redeemable by us so long as they are held by the Sponsor, those persons who served as independent directors of DCRB, WRG DCRB Investors, LLC (“WRG”), an affiliate of Erik Anderson, who was DCRB’s Chief Executive Officer and serves as a director of Hyzon or any of their permitted transferees.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who covers us were to cease their coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We may issue additional common stock or preferred stock under an employee incentive plan. Any such issuance would dilute the interest of our stockholders and likely present other risks.

The Company's Second Amended and Restated Certificate of Incorporation (the "Charter") authorizes the issuance of 410,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 400,000,000 shares of Class A common stock and (b) 10,000,000 shares of preferred stock. In addition, as of December 31, 2022, an aggregate of approximately 43.2 million shares of Class A common stock have been reserved for issuance under the 2021 Plan, subject to increase as described under Note 16. Stock-based Compensation Plans, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth information regarding our principal operating properties as of December 31, 2022. In general, our operating properties are well maintained, suitable, and in good operating condition:

Region	Location	Primary Use	Size (sq. ft.)	Ownership Status
United States
	Bolingbrook, IL	Office, fuel cell system manufacturing, powertrain development, software/controls engineering, prototype build, test labs - electrical systems/components, battery systems, and thermal management	110,000	Lease
	Troy, MI	Vehicle engineering and powertrain development	9,000	Lease
	Rochester, NY	Office, prototype build and sub-assembly production build	78,600	Own
Netherlands
	Winschoten, Groningen	FCEVs assembly and storage	452,000	Lease
	Winschoten, Groningen	Office	7,400	Lease
Australia
	Noble Park North, Victoria	Office, FCEVs assembly and storage	27,000	Lease
China
	Shanghai	Office and R&D	16,500	Lease

Item 3. Legal Proceedings

The information set forth under Part II., Item 8., Note 15. Commitments and Contingencies in our audited consolidated financial statements of this Annual Report on Form 10-K is incorporated by reference in answer to this item. Such information is limited to certain recent developments.

Item 4. Mine Safety Disclosures.
Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is currently listed on The Nasdaq Capital Market under the symbol “HYZN.”

Holders

As of December 31, 2022, 244,509,208 shares of Class A common stock outstanding were held of record by approximately 19 holders, which number does not include beneficial owners holding our Class A common stock through nominee names.

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

Issuer Purchases of Securities

In December 2022, the Company entered into a share buyback agreement and repurchased 3.8 million shares of common stock from Hymas in exchange for $6.4 million in cash in connection with the divestiture of Hyzon Motors Technology (Guangdong) Co., Ltd. (“Hyzon Guangdong”).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased	Approximate Dollar Value of Shares That May Yet be Purchased
October 1, 2022 through October 31, 2022	—	$—	—	$—
November 1, 2022 through November 30, 2022	—	$—	—	$—
December 1, 2022 through December 31, 2022	3,769,592	$1.71	3,769,592	$—
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto included as a part of the Form 10-K to which this Management’s Discussion and Analysis of Financial Condition and Results of Operations is attached. Unless the context otherwise requires, all references in this section to “Hyzon”, “we”, “us”, and “our” are intended to mean the business and operations of Hyzon Motors Inc. and its consolidated subsidiaries following the consummation of the Business Combination and to Legacy Hyzon and its consolidated subsidiaries prior to the Business Combination.

Overview

Headquartered in Honeoye Falls, New York, with major operations in the United States, the Netherlands, and Australia. We provide decarbonized solutions primarily for the commercial vehicle market and hydrogen supply infrastructure. We are commercializing our proprietary fuel cell technology through assembling and upfitting heavy duty (“HD”) hydrogen fuel cell electric vehicles (“FCEVs”). When we refer to “assembling” or “converting” our FCEVs, we generally mean integrating our fuel cells and fuel cell stacks with batteries, electric motors, and other components into a chassis to form a completed FCEV that we sell. When we “upfit” a vehicle, we generally mean that we provide services to transform a customer's internal combustion engine (“ICE”) vehicle into a FCEV.

Vehicles and Vehicle Platforms

Our commercial vehicle business is focused primarily on assembling and converting FCEVs. Our new strategy takes a focused approach by designing and developing one vehicle platform in each region to conform with regional regulations and customer preferences. Our strategy to manufacture fuel cells in-house and work with third-party vehicle assemblers is intended to enable us to maintain an asset-light business model, lower production costs, and ultimately lower total cost of ownership (“TCO”) for the customer - a prerequisite for scaling deployments of HD and medium duty (“MD”) trucks with customers.

On-road, our potential customers include shipping and logistics companies and retail customers with large distribution networks, such as grocery retailers, food and beverage companies, waste management companies, and municipality and government agencies around the world. Off-road, our potential customers include mining, material handling and port equipment manufacturers and operators. Our initial targeted customers often employ a “back-to-base” model where their vehicles return to a central base or depot between operations, thereby allowing operators to have fueling independence as the necessary hydrogen can be produced locally at or proximate to the central base and dispensed at optimally-configured hydrogen refueling stations. Hyzon may expand its range of products and hydrogen solutions as the transportation sector increasingly adopts hydrogen propulsion and investments are made in hydrogen production and related infrastructure in accordance with our expectations.

In addition, we plan to expand our integration activities across rail, aviation, mobile power and other applications in the future. We expect the opportunities in these sectors to continue to expand with the rapid technological advances in hydrogen fuel cells and the increasing investments in hydrogen production, storage and refueling infrastructure around the world.

Fuel and Infrastructure

Our hydrogen supply infrastructure business is focused on building and fostering a clean hydrogen supply ecosystem with partners and third parties from feedstock through hydrogen production, dispensing and financing. We collaborate with strategic partners on development, construction, operation, and ownership of hydrogen production facilities and refueling stations in each major region of our operations, which we intend to complement our back-to-base model and near-term fleet deployment opportunities.

On July 29, 2021, the Company entered into a Master Hub Agreement with Raven SR, LLC (“Raven SR”) whereby Raven SR granted to the Company a right of first refusal to co-invest in up to 100 of Raven SR’s first 200 solid waste-to-hydrogen production hubs, and up to 150 of Raven SR’s gas-to-hydrogen production hubs across the U.S. on a hub-by-hub basis. In connection with this agreement, Hyzon invested $2.5 million on July 30, 2021, to acquire a minority interest, and options to purchase additional common shares in Raven SR. We expect near-term realization of the first waste-to-hydrogen production hub constructed by Raven SR, with 5 tons per day of zero carbon intensity green hydrogen available for our back-to-base fleets at diesel parity. In December 2022, the Company, via its subsidiary, Hyzon Zero Carbon, Inc. (“HZCI”), entered into an agreement with Chevron and Raven SR, to invest in Raven SR S1 LLC (“Raven S1”). Raven S1 intends to develop, construct, operate and maintain a solid waste-to hydrogen generation production facility located in Richmond, California. The Company invested $8.5 million at closing, and the remaining $1.5 million is scheduled to be paid upon the later of (1) construction of the facility is at least 50% complete and pre-commissioning activities have been initiated, or (2) September 30, 2023. The total $10.0 million investment represents approximately 20% ownership in Raven S1.

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

On January 19, 2022, Hyzon announced a non-binding Memorandum of Understanding with Transform Materials, a provider of renewable hydrogen through its innovative proprietary microwave reactor technology. Together, Hyzon and Transform Materials will evaluate proposals to develop facilities to produce low-to-negative carbon intensity hydrogen from various forms of methane, prioritizing biogas and renewable natural gas. Through Transform Material’s proprietary technology, these facilities (operating as hubs) can be built to produce hydrogen efficiently - even at small scales of 1-5 tons/day - offering modular construction that allows capacity to grow as customer demand increases. Transform’s technology to be employed in these projects produces hydrogen as a co-product with acetylene, providing significantly advantaged hydrogen cost structures.

Business Combination

On February 8, 2021, Legacy Hyzon, now Hyzon Motors USA Inc. (“Legacy Hyzon”), a subsidiary of Hyzon Motors Inc., entered into the Business Combination Agreement and Plan of Reorganization (the “Business Combination”) with Decarbonization Plus Acquisition Corporation (“DCRB”) and Merger Sub pursuant to which Merger Sub merged with and into Legacy Hyzon, with Legacy Hyzon surviving the merger as a wholly-owned subsidiary of DCRB. The transaction closed on July 16, 2021. Following the close of the business combination, DCRB was named Hyzon Motors Inc., began trading on The Nasdaq Capital Market, and its common stock and public warrants trade under the symbols “HYZN” and “HYZNW”, respectively. The Business Combination generated proceeds of approximately $509.0 million in cash, net of transaction costs allocated to equity and redemptions by DCRB’s public stockholders. This includes an aggregate of $355 million of gross proceeds from the PIPE Financing at $10.00 per PIPE Share. Hyzon’s cash on hand after giving effect to this transaction, including transaction costs and expenses, is expected to be used for general corporate purposes, including developing infrastructure and supply chain, acquiring and leasing equipment for manufacturing, and investing in research and development.

Key Trends and Uncertainties

We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors”.

Commercial Launch of Hyzon-branded commercial vehicles and other hydrogen solutions

We reported $3.7 million revenue from the sale of FCEVs in China, fuel cell systems in the U.S., and upfit services in Europe for the year ended December 31, 2022. We reported negligible revenue for the year ended December 31, 2021. Our business model has yet to be proven. Prior to full commercialization of our commercial vehicle business at scale, we must complete the construction of required manufacturing facilities for our fuel cells and fuel cell stacks, and we must achieve research and development milestones. Furthermore, we must establish and operate facilities capable of producing our hydrogen fuel cell systems and leverage third-party vehicle manufacturers to assemble our hydrogen-powered commercial vehicles in appropriate volumes and at competitive costs.

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

Hydrogen Production and Supply Infrastructure

We continue to explore opportunities for fostering an end-to-end hydrogen ecosystem delivery model, with a partner-driven approach to design, build, own, and operate hydrogen production hubs and downstream dispensing infrastructure expected to provide zero-to-negative carbon intensity hydrogen at below diesel-parity cost structures supporting Hyzon vehicle fleet deployments. We intend to continue forming additional partnerships across the full hydrogen feedstock with production and dispensing value chain in each major region in which we operate that will be designed to ensure that the hydrogen fuel required is available at the cost and carbon intensity requirements to drive fleet conversions to Hyzon hydrogen FCEVs. Because we have a partner-driven approach, we are naturally reliant upon our partners’ and other industry participants' performance in fulfilling the obligations that we depend on for delivery of each segment of that value chain. Additionally, consistent with other construction projects, there are risks related to realized construction cost and schedule that can impact final cost to produce and deliver hydrogen and timing of that delivery, along with the availability of feedstock near our vehicle fleet deployments. We intend to manage these risks by partnering or collaborating with our partners and industry participants to drive down construction cost and achieve on-time scheduled performance.

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

Customer Demand

We are continually seeking to expand our customer base; however, we are focusing on a few major customers and we expect this will continue for the next several years. These customers will mostly employ a back-to-base model in the early adoption phase of FCEVs. Vehicles will return to a central “base” between operations, allowing them to refuel onsite and/or nearby, where hydrogen can be produced locally at or proximate to the central base. While we focus on back-to-base or regional customers, we expect to expand our target customer focus to include longer-haul truck and bus segments, additional vehicle classes, mobile power, and incremental mobility applications (e.g., rail, aviation) for customers around the world.

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

We believe that commercial vehicle operators, one of our initial target markets, will be driven towards hydrogen-powered commercial vehicles predominantly by the need to decarbonize activities, but also by the potential for lower TCO in comparison to the cost of ownership associated with traditional gasoline and diesel internal combustion engines. Hyzon believes that it has identified a pathway to TCO parity with diesel vehicles.

Our fuel cell technology can be deployed across a broad range of mobility applications, including on-road, off-road, rail, maritime and aviation.

The competitive landscape for our commercial vehicles ranges from vehicles relying on legacy internal combustion engines, to extended range electric and battery electric engines, to other hydrogen fuel cell and alternative low-to-no carbon emission propulsion vehicles. Competitors include well established vehicle companies already deploying vehicles with internal fuel cell technology and other HD vehicle companies that have announced their plans to offer fuel cell trucks in the future. We also face competition from other fuel cell manufacturers. We believe that our company is well positioned to capitalize on growth in demand for alternative low-to-no carbon emission propulsion vehicles due to the numerous benefits of hydrogen power, including hydrogen’s abundance and ability to be produced locally and the generally faster refueling times for hydrogen-powered commercial vehicles, as compared to electricity-powered vehicles. However, in order to successfully execute on our business plan, we must continue to innovate and convert successful research and development efforts into differentiated products, including new commercial vehicle models.

Our current and potential competitors have greater financial, technical, manufacturing, marketing, and other resources. Our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing, and support of their internal combustion, alternative fuel and electric truck programs.

Regulatory Landscape

We operate in a highly regulated industry. The failure to comply with laws or regulations, including but limited to rules and regulations covering vehicle safety, emissions, dealerships, and distributors, could subject us to significant regulatory risk and changing laws and regulations and changing enforcement policies and priorities could adversely affect our business, prospects, financial condition and operating results. We may be also required to obtain and comply with the terms and conditions of multiple environmental permits, many of which are difficult and costly to obtain and could be subject to legal challenges. We depend on global customers and suppliers, and adverse changes in governmental policy or trade regimes could significantly impact the competitiveness of our products. Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability. See the section entitled “Government Regulations” in Part I, Item 1. “Business”.

Results of Operations

The following table sets forth our historical operating results for the periods indicated (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021	$ Change	% Change
Revenue	$3,726	$(80)	$3,806	NM
Operating expense:
Cost of Revenue	23,320	15,634	7,686	49%
Research and development	39,132	15,461	23,671	153%
Selling, general and administrative	114,073	67,853	46,220	68%
Total operating expense	176,525	98,948	77,577	78%
Loss from operations	(172,799)	(99,028)	(73,771)	74%
Other income (expense):
Change in fair value of private placement warrant liability	14,106	4,167	9,939	239%
Change in fair value of earnout liability	92,834	84,612	8,222	10%
Gain (loss) on equity securities	10,082	—	10,082	NM
Foreign currency exchange loss and other expense, net	(549)	(1,409)	860	(61)%
Investment income and interest expense, net	2,339	(5,235)	7,574	(145)%
Total other income (expense)	$118,812	$82,135	$36,677	45%
Net loss before income taxes	$(53,987)	$(16,893)	$(37,094)	220%
Income tax expense	$526	$—	$526	NM
Net loss	(54,513)	(16,893)	(37,620)	223%
Less: Net loss attributable to noncontrolling interest	(22,327)	(4,752)	(17,575)	370%
Net loss attributable to Hyzon	$(32,186)	$(12,141)	$(20,045)	165%
NM Not meaningful

Revenue. Revenue represents sales of hydrogen FCEVs, fuel cell systems, and upfit services.

Revenue for the year ended December 31, 2022 was $3.7 million consists of $2.5 million from the sale of 62 FCEVs recognized in the first quarter, $1.1 million from sales of fuel cell systems recognized in the first and fourth quarters, and $0.1 million from upfit services recognized throughout 2022. Revenue for the year ended December 31, 2021 represents $0.1 million from upfit services performed in Europe, offset by the recognition of $(0.2) million of contra revenue associated with the issuance of warrants to Shanghai Hongyun, (as defined in Item 8, Note 17. Stockholders' Equity), for FCEV deliveries in China.

Operating Expenses. Operating expenses for the year ended December 31, 2022 were $176.5 million, compared to $98.9 million for the year ended December 31, 2021. Operating expenses consist of Cost of revenue, Research and development expenses and Selling, general and administrative expenses.

Cost of Revenue. Cost of revenue includes direct materials, labor costs, allocated overhead costs related to the assembly and upfitting of hydrogen FCEVs, fuel cell systems, estimated warranty costs, and inventory write-downs.

Cost of revenue for the year ended December 31, 2022 totaled $23.3 million, an increase of $7.7 million from 2021. The increase is primarily related to the $13.1 million write-down of inventory and $2.7 million of cost provisions accrued for customer contract activities in Europe, $1.0 million impairment of leased vehicles in China, offset by a $9.1 million decrease in costs to deliver fuel cell systems and FCEVs. We have experienced and continue to experience supply chain disruptions which began during the COVID pandemic, but have managed to avoid any significant supply and inventory delays. We seek to maintain higher levels of inventory to mitigate supply interruptions, and, as a result, we are subject to the risk of inventory excess and obsolescence, which could lead to inventory impairment charges. For the year ended December 31, 2022, a total of $14.3 million in inventory write-downs was recognized, $13.1 million of which was recorded in Cost of revenue and $1.2 million in Research and development expense. As a result of the China restructuring effort, the Company recognized impairment charges of $1.4 million for the year ended December 31, 2022 in property, plant and equipment for vehicles related to the Company's discontinued trial lease program and machinery and equipment for R&D activities. The impairment charges consist of $1.0 million recorded in Cost of revenue and $0.4 million in Research and development expense. Cost of revenue for the year ended December 31, 2021 totaled $15.6 million, consisting of $14.0 million for the cost of 62 FCEVs delivered and for which control was transferred to a customer in China and $1.6 million for upfit services in Europe during 2021, as compared to $3.0 million for the cost of 20 FCEVs delivered in China, $2.7 million in upfit services in Europe, and $0.6 million of costs to deliver fuel cell systems in the U.S. during 2022.

Research and Development Expenses. Research and development expenses represent costs incurred to support activities that advance the development of current and next generation hydrogen-powered fuel cell systems, the design and development of electric powertrain, and the integration of those systems into various mobility applications. Our research and development expenses consist primarily of employee-related personnel expenses, prototype materials and tooling, design expenses, consulting and contractor costs and an allocated portion of overhead costs.

Research and development expenses were $39.1 million and $15.5 million for the years ended December 31, 2022 and 2021, respectively. Beside the inventory write-down and R&D machinery and equipment impairment discussed above, the increase was primarily due to $11.0 million in higher personnel costs, which were incurred to enhance our research and development expertise in vehicle design, vehicle software, fuel cell system, and electric powertrain. The remaining increase of $12.7 million was for service fees and materials used in research and development to further develop current and next generation hydrogen powered fuel cell systems, an electric powertrain, and to integrate those systems into various mobility applications. We expect research and development expenses to continue to increase significantly going forward as we build out our research facilities and maintain our competitive advantages.

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

Selling, general, and administrative expenses were $114.1 million and $67.9 million for years ended December 31, 2022 and 2021, respectively. The increase was primarily due to $37.1 million in higher legal, accounting, and consulting fees incurred in connection with regulatory and legal matters including the Special Committee investigation, the SEC and regulatory investigations and other litigation, $10.9 million in higher salary and related expenses, $9.2 million in higher IT, rent, depreciation and amortization, travel and other office related expenses to support business growth, and $5.0 million in higher director and officer (“D&O”) insurance and franchise and property tax expense. In addition, we incurred $8.4 million related to the cancellation of the Orten acquisition in Europe. Following the signing of the Orten acquisition agreement, the Company determined that consummating the Orten transaction would be too costly and that the acquisition was no longer consistent with the Company’s revised business strategy. The increase is offset by $24.6 million in lower stock compensation expense.

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

Changes in estimated fair values of private placement warrant liability, earnout liability, and investments in equity securities for the year ended December 31, 2022, were $14.1 million, $92.8 million and $10.1 million respectively. Change in estimated fair value of private placement warrants and earnout liability for the year ended December 31, 2021 were $4.2 million and $84.6 million, respectively.

Foreign Currency Exchange Loss and Other Expense, net. Foreign currency exchange loss represents exchange rate losses related to all transactions denominated in a currency other than our or our subsidiary’s functional currencies.

Foreign currency exchange loss was $0.5 million for the year ended December 31, 2022, compared to $1.4 million loss for the year ended December 31, 2021.

Investment income and interest expense, net. Investment income was $1.9 million and interest income, net was $0.4 million for the year ended December 31, 2022 and interest expense was $5.2 million for the year ended December 31, 2021, respectively. Investment income for the year ended December 31, 2022 primarily relates to realized gains or losses on short-term investments. Interest expense for the year ended December 31, 2021 primarily relates to convertible debt issued in February 2021 and is comprised primarily of changes in the fair value of the embedded derivative associated with the automatic conversion provision of the convertible note. Upon close of the Business Combination in July 2021, convertible debt and accrued interest converted into shares of common stock of the Company. See Note 3. Business Combination in the accompanying consolidated financial statements for more information. There was no debt outstanding for the year ended December 31, 2022.

Income Tax Expense. For the year ended December 31, 2022, the Company recorded a net discrete tax expense of $0.5 million primarily associated with the establishment of a deferred tax liability that is not expected to offset available deferred tax assets. The Company has cumulative net operating losses at the federal and state level and maintains a full valuation allowance against its deferred tax assets. We had no income tax expense for the year ended December 31, 2021.

Net Loss Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests represents results attributable to third parties in our operating subsidiaries. Net loss is generally allocated based on such ownership interests held by third parties with respect to each of these entities.

Net loss attributable to noncontrolling interests was $22.3 million for the year ended December 31, 2022, compared to $4.8 million for the year ended December 31, 2021. The change in the comparative periods is the result of increased activities in our Netherlands joint venture and the creation of a joint venture in Foshan, China in October 2021.

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
The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net loss	$(54,513)	$(16,893)
Plus:
Interest (income) expense, net	(457)	5,235
Income tax expense (benefit)	526	—
Depreciation and amortization	3,704	1,140
EBITDA	$(50,740)	$(10,518)
Adjusted for:
Change in fair value of private placement warrant liability	(14,106)	(4,167)
Change in fair value of earnout liability	(92,834)	(84,612)
(Gain) loss on equity securities	(10,082)	—
Stock-based compensation	5,332	16,707
Executive transition charges (1)	602	13,860
Business combination transaction expenses (2)	—	3,404
Regulatory and legal matters (3)	29,816	1,147
Acquisition-related expenses (4)	8,400	591
Adjusted EBITDA	$(123,612)	$(63,588)

(1)The 2022 executive transition charges include a separation payment and salary expense for technical advisory services related to the Company's former Executive Chairman who continues to serve as Non-Executive Chairman. The 2021 executive transition charges include stock-based compensation costs of $13.4 million and salary expense of $0.5 million related to former CTO’s retirement.
(2)Transaction costs of $3.3 million attributable to the liability classified earnout shares and $0.1 million of write-off of debt issuance costs.
(3)Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the short-seller analyst article from September 2021, and investigations and litigation related thereto.
(4)Acquisition-related expenses incurred for potential and actual acquisitions that are unrelated to the current operations and neither are comparable to the prior period nor predictive of future results. The 2022 expenses relate to the Orten business combination cancellation.

Liquidity and Capital Resources

The Company incurred net losses of $54.5 million and $16.9 million for the years ended December 31, 2022, and 2021, respectively. Net cash used in operating activities was $149.1 million and $94.3 million for the years ended December 31, 2022, and 2021, respectively. As of December 31, 2022, we had $60.6 million unrestricted cash and cash equivalents, $194.8 million in short-term investments, and positive working capital of $267.0 million. The Business Combination closed on July 16, 2021, generated proceeds of approximately $509.0 million of cash, net of transaction costs and redemptions. We believe that our current cash balance will provide adequate liquidity during the 12-month period from the issuance date of these consolidated financial statements.

As an early-stage growth company, the Company expects to continue to incur net losses in the near-term. The Company commenced its internal restructuring efforts in 2022, focusing on advancing its proprietary fuel cell technology, developing and commercializing a single HD FCEV commercial vehicle platform in each region, and leveraging third-party contracted manufacturers and assemblers where possible to streamline our operations and maximize cash and capital efficiency. Until the Company can generate sufficient revenue from product sales and upfit services to cover operating expenses, working capital, and capital expenditures, the Company will need to raise additional capital. The Company expects to fund cash needs through a combination of equity and debt financing, strategic collaborations, and licensing arrangements. If the Company cannot raise additional funds when needed, our financial condition, business, prospects, and results of operations could be materially adversely affected. In addition, the Company is subject to, and may become a party to, a variety of litigation, other claims, suits, indemnity demands, regulatory actions, and government investigations and inquiries in the ordinary course of business. The outcome of litigation and other legal proceedings, including the other claims described under Legal Proceedings in Note 15. Commitments and Contingencies, are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Specifically, the resolution of the SEC investigation or other regulatory proceedings could have a material impact on the Company’s liquidity and the Company's ability to continue as a going concern if a significant monetary payment is agreed and paid.

These financial statements have been prepared by management in accordance with U.S. GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty. As of the date of this Annual Report on Form 10-K, management believes that the Company’s existing financial resources will be sufficient to execute its operating priorities for the next 12 months following the issuance date of these consolidated financial statements. As of April 30, 2023, unrestricted cash, cash equivalents, and short-term investments were approximately $196 million.

Short-Term Liquidity Requirements

As of the date of this filing, we believe our available liquidity and capital resources will be sufficient to continue to execute our business strategy over at least the next twelve-month period. Given the challenging capital market environment that exists today, the Company is actively assessing scenarios to further streamline operations and cash requirements including further integrating and centralizing global engineering, and supply chain and logistics to minimize the lag between inventory and truck delivery to customers (amongst other optimizations).

The main tenants of our re-focused business strategy includes:

•completing the development and commercial launch of our three focused FCEV HD truck platforms;

•successfully completing customer trials of our FCEVs which we expect to lead to FCEV sales;

•delivering FCEVs to customers;

•expanding our contracted customer pipeline;

•commercializing our 200 kW single stack fuel cell system, and manufacturing facility in Bolingbrook, IL, USA;

•active management of our cost structure through the detailed cost and cash management plan that has been developed and is already in execution, and;

•strategic hiring of critical personnel to deliver the above mentioned programs.

We have considered and assessed our ability to continue as a going concern for at least one year from the date of this filing. We have undertaken certain actions during the last two quarters of 2022 and the first five months of 2023 which we expect to further improve our cost structure, monthly cash burn rate, and strategic alignment along with our pathway to cash flow breakeven in the future:

•integrating our organization globally to drive efficiencies in all regions, including re-prioritization of hiring plans;

•eliminated research and development programs deemed not vital to fuel cell and vehicle platform commercialization in the near-term;

•reduced the number of vehicle platforms for development and deployment, focusing on three core vehicle platforms (one developed in each region where we operate with global deployment potential);

•halted commercial vehicle deliveries in China and restructured some of our China operations to align with our revised global strategic and execution priorities, which included a staff reduction of 17 employees;

•conducted divestitures to monetize non-core assets or contracts and acquired 100% ownership of Hyzon Motors Europe to drive further operational efficiencies in our European operation;

•identified improvements in our business model that we expect to further reduce the working capital requirements for our fuel cell system manufacturing and vehicle assembling business.

•pursuing a path to dissolve non-core legal entities or joint venture relationships

However, actual results could vary materially and negatively as a result of a number of factors, including:

•our ability to manage the costs of manufacturing and servicing the FCEVs;

•revenue received from sales of our FCEVs and 200 kW single stack fuel cell systems;

•the costs of expanding and maintaining our fuel cell manufacturing facility and equipment;

•our warranty claims experience should actual warranty claims differ significantly from estimates;

•the scope, progress, results, costs, timing and outcomes of the commercial development of our FCEV customer pipeline and conversion to contracts and deliveries;

•the timing and the costs involved in bringing our vehicles and 200 kW single stack fuel cell systems to market;

•the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•the timely assembly of, delivery to customers, and performance of our FCEVs and 200 kW single stack fuel cell systems for purposes of revenue recognition and expanding contracted revenue pipeline with customers;

•the costs of additional general and administrative personnel, including accounting and finance, legal, and human resources, as well as costs related to litigation, investigations, or settlements;

•other risks discussed in the section entitled "Risk Factors".

Long-Term Liquidity Requirements

Until we can generate sufficient revenue from product sales and upfit services to cover operating expenses, working capital and capital expenditures, we will need to fund cash needs through a combination of equity and debt financing, strategic collaborations, and licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities may have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. The credit market and financial services industry have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.

While we intend to raise additional capital in the future, if adequate funds are not available, we will need to reevaluate our expansion plans or limit our research and development activities, which could have a material adverse impact on our business prospects.

Debt

As of December 31, 2022, we have no debt. The convertible notes and accrued interest in the comparative period, were converted to 5,022,052 shares of common stock upon close of the Business Combination.

Cash Flows
The following table is summarized from our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net cash used in operating activities	$(149,097)	$(94,307)
Net cash used in investing activities	(216,210)	(20,656)
Net cash (used in) provided by financing activities	(14,293)	546,749

Cash Flows from Operating Activities

Net cash used in operating activities was $149.1 million for the year ended December 31, 2022, as compared to $94.3 million for the year ended December 31, 2021. The cash flows used in operating activities for the year ended December 31, 2022 were primarily driven by net loss of $54.5 million and adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash gain adjustments primarily consisted of changes in estimated fair value of private placement warrant liability of $14.1 million and earnout liability of $92.8 million and equity securities of $10.1 million. These non-cash gain adjustments were partially offset by $14.3 million for the write-down of inventory, $5.3 million stock-based compensation expense, $3.7 million in depreciation and amortization, and $1.4 million impairment of property and equipment. Changes in operating assets and liabilities were primarily driven by increases of $32.5 million in inventory balances, $20.1 million in accrued liabilities, $5.8 million in accounts payable, and decreases of $8.1 million in prepayments for vehicle inventory, production equipment, other supplier deposits and D&O insurance, and $6.0 million in contract liabilities.

Net cash used in operating activities for the year ended December 31, 2021 was primarily driven by net loss of $16.9 million, adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash gain adjustments primarily consisted of changes in estimated fair value of private placement warrant liability of $4.2 million and earnout liability of $84.6 million. These non-cash gain adjustments were partially offset by $30.1 million stock-based compensation expense and $1.1 million in depreciation and amortization. Changes in operating assets and liabilities were primarily driven by $24.9 million in prepayments for vehicle inventory, production equipment, other supplier deposits and director and officer insurance, a change of $21.0 million in inventory balances, offset by increases in accounts payable of $8.5 million, accrued liabilities of $4.9 million and contract liabilities of $9.3 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $216.2 million for the year ended December 31, 2022, as compared to $20.7 million for the year ended December 31, 2021. The cash flows used in investing activities for the year ended December 31, 2022 was primarily driven by $352.2 million in the purchase of short-term investments, $14.1 million for property and equipment purchases, offset by $159.3 million in proceeds from maturities of short-term investments. The cash flows used in investing activities for the year ended December 31, 2021 was primarily driven by $14.6 million in capital expenditures, $4.8 million in cash used for investments in equity securities of NRG and Raven SR, and $1.2 million in machinery and equipment deposits to begin production of hydrogen fuel cell systems and assembly of hydrogen storage systems.

Cash Flows from Financing Activities

Net cash used in financing activities was $14.3 million for the year ended December 31, 2022, as compared to $546.7 million net cash provided by financing activities for the year ended December 31, 2021. The cash flows used by financing activities for the year ended December 31, 2022 were driven primarily by a $6.4 million payment towards the repurchase of common stock as treasury stock, a $3.7 million payment towards the acquisition of the remaining 49.5% of Hyzon Europe, and a $3.1 million payment towards the Horizon IP Agreement. The cash flows provided by financing activities for the year ended December 31, 2021 were driven primarily by $509.0 million in proceeds from the Business Combination, net of transaction costs and redemption, and $45.0 million in proceeds from issuance of convertible debt, partially offset by a $6.9 million payment towards the Horizon IP Agreement.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments to make future payments as of December 31, 2022 (in thousands):

	Total	2023	2024	2025	2026	2027 and thereafter
Finance Lease Obligation (1)	$240	$240	$—	$—	$—	$—
Operating Lease Obligations (2)	11,488	2,468	2,459	1,777	1,356	3,428
Binding Commitments (3)	7,134	7,134	—	—	—	—
	$18,862	$9,842	$2,459	$1,777	$1,356	$3,428

(1)The minimum lease payments for the finance lease obligation.
(2)The minimum lease payments for operating lease obligations. The operating leases relate to real estate and vehicles. No asset is leased from any related party.
(3)Binding commitments are for raw materials, joint venture agreements, joint development agreements and various other types of contracts. The obligations to purchase FCEV components are either non-cancellable or partially cancellable.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s applications of accounting policies. Certain policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by management to determine appropriate assumptions to be used in certain estimates; as a result, they are subject to an inherent degree of uncertainty and are considered critical. Accordingly, we believe the following policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"). Revenue is based on the amount of transaction price to which the Company is entitled, subject to the allocation of the transaction price to distinct performance obligations. The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration for which the Company expects to receive in exchange for those goods or services. To determine revenue recognition, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

When the Company determines that it is not probable that it will collect all of the consideration to which it will be entitled under a customer contract, the Company concludes the contract existence criteria under ASC 606 are not met. In these cases, the Company recognizes revenue to the extent of consideration received provided the amounts are non-refundable, the Company has transferred control of the goods or services to which the consideration relates, the Company has stopped transferring goods or services, and there is no obligation to transfer additional services ("Alternative Method for Revenue Recognition").

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

Upfit Services

The Company also enters into contracts with customers to upfit ICE vehicles to FCEVs. In general, the customer controls any work in process arising from the Company’s performance; and the Company has in effect agreed to sell its rights to the work as it performs on a continuous basis. Revenue from these contracts is generally recognized over time utilizing an input method. Under the input method, the extent of progress towards completion is measured based on the ratio of normal costs incurred to date to the total estimated costs at completion of the performance obligation. Unexpected amounts of wasted materials, labor, or other resources are excluded from the cost-to-cost measure of progress. The Company believes that this method is the most accurate representation of the Company's performance, because it directly measures the value of the services transferred to the customer over time as the Company incurs costs on its contracts. Contract costs include all direct materials, labor, and indirect costs related to contract performance, which may include indirect labor, supplies, tools, repairs, and depreciation costs. The amount of revenue recognized for these contracts in a period is dependent on our ability to estimate total contract costs. The Company continually evaluates its estimates of total contract costs based on available information and experience.

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

•Expected Volatility. We determine the price volatility factor based on the historical price volatility of our publicly traded peer group as Hyzon does not have a long trading history for our common stock. Industry peers consist of several public companies in the automotive and energy storage industry that are similar to Hyzon in size, stage of life cycle, and financial leverage.

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

We account for the Private Placement Warrants (as defined in Item 8, Note 17. Stockholders' Equity), in connection with the Business Combination, as liabilities. In accordance with ASC 815, the Private Placement Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and remeasured at each reporting date.
Following the lapsing of certain transferability restrictions subsequent to the Business Combination, the features of the Private Placement Warrants became identical to the Public Warrants (as defined in Item 8, Note 17. Stockholders' Equity), except that so long as they are held by the sponsor of the Business Combination, the Private Placement Warrants are not redeemable by the Company. Due to these similarities, the estimated fair value of the Private Placement warrants is comparable to the fair value of the Public Warrants on a per warrant basis. However, we, with the assistance of third-party valuations, utilize the binomial lattice valuation model (“BLM”) to perform a comparison of the fair value of Private Placement Warrants to the Public Warrants as of each reporting date.

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

The estimated fair value of our common stock was $9.90 per share as of June 30, 2021. The increase in fair value from 2020 was primarily due to Hyzon executing a non-binding letter of intent with DCRB in January 2021, signing a Business Combination Agreement with DCRB, and issuing a convertible note payable in the amount of $45.0 million in February 2021. In addition, Hyzon made progress in procuring new orders from customers during the six months ended June 30, 2021.

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

Contingencies

As discussed in Item 8, Note 15. Commitments and Contingencies, to our consolidated financial statements, legal proceedings covering a wide range of matters are pending or threatened against us, and/or our subsidiaries, and/or our indemnities in various jurisdictions, including government investigations. On January 12, 2022, the Company announced it received a subpoena from the United States Securities and Exchange Commission (“SEC”) for production of documents and information, including documents and information related to the allegations made in the September 28, 2021 report issued by Blue Orca Capital. The Company received two additional subpoenas in connection with the SEC’s investigation on August 5, 2022 and August 10, 2022. On October 31, 2022, the U.S. Attorney’s Office for the Southern District of New York (“SDNY”) notified the Company that it is also investigating these matters. The Company is cooperating and will continue to cooperate with these and any other regulatory or governmental investigations or inquiries, and has commenced preliminary discussions with the SEC related to a potential resolution of their investigation. The Company cannot predict the ultimate outcome or timing of the SEC and the SDNY investigations or inquiries, what if any actions may be taken by the SEC or the SDNY, or the effect that such actions may have on the business, prospects, operating results and financial condition. As of the date these consolidated financial statements were issued, management believes that the ultimate outcome and timing of the SEC investigation, including any potential monetary payment as part of a consensual resolution, if one is reached, remains uncertain and is not estimable given the broad range of potential outcomes. The resolution of the SEC investigation or other regulatory proceedings could have a material impact on the Company’s liquidity and the Company's ability to continue as a going concern if a significant monetary payment is agreed and paid.

We and our subsidiaries record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. Much of the litigation is in its early stages, and litigation is subject to uncertainty. At the present time, except as stated otherwise in Item 8, Note 15. Commitments and Contingencies, while it is reasonably possible that an unfavorable outcome in a case may occur, after assessing the information available to it: (i) we have not concluded that it is probable that a loss has been incurred in any pending litigation; (ii) we are unable to estimate the possible loss or range of loss for any pending cases; and (iii) accordingly, no estimated loss has been accrued in the consolidated financial statements for unfavorable outcomes in these cases, if any. Legal defense costs are expensed as incurred.

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

Under the terms of the Horizon IP Agreement, the Company was to pay JS Horizon and JS Powertrain $10.0 million as consideration for the rights it receives under the Background IP and improvements thereto. The full $10.0 million has been paid, with $6.9 million paid in 2021 and the remaining $3.1 million paid in February 2022. Because the Company is under common control with Horizon and JS Horizon, the cost of the intellectual property transferred should equal the historical cost of the Background IP to the Company’s ultimate parent, Horizon. Due to the creation of the Background IP through research and development over a long historical period of time, the historical cost of the intellectual property acquired was zero. As such, no asset was recorded for the Background IP on the Company’s Consolidated Balance Sheets. The difference between the fixed amounts payable to JS Horizon and JS Powertrain and the historical cost was treated as a deemed distribution to Horizon, given the common control of the entities.

Related Party Payables and Receivables

Horizon Fuel Cell Technologies and Related Subsidiaries

The Company made deposit payments to Horizon and its subsidiaries to secure certain fuel cell components. As of December 31, 2022, the remaining deposit balance is $6.1 million and included within Prepaid expenses and other current assets in the Consolidated Balance Sheets. See Item 8, Note 6. Prepaid Expenses and Other Current Assets.

Certain employees of Horizon and its subsidiaries provide research and development, staff training, and administrative services to the Company. Based on an analysis of the compensation costs incurred by Horizon and an estimate of the proportion of effort spent by such employees on each entity, an allocation of approximately $1.0 million and $2.9 million was recorded in the Company’s Consolidated Statements of Operations and Comprehensive Loss related to such services for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the related party receivable from Horizon and its subsidiaries is $6.1 million, primarily related to the divestiture of Hyzon Guangdong. As of December 31, 2021, the related party payable to Horizon and its subsidiaries is $3.7 million.

Holthausen and Affiliates

The Company entered into a joint venture agreement in October 2020 to create Hyzon Europe with Holthausen Clean Technology Investments B.V. (“Holthausen”). The Company owned 50.5% of the equity interests of Hyzon Europe at December 31, 2021. On December 31, 2021, Hyzon executed a non-binding Letter of Intent (“LOI”) with Holthausen to increase its stake to 75% in Hyzon Europe. Concurrent with the signing of this LOI, a €1 million refundable deposit was paid to Holthausen, approximately $1.1 million in U.S. dollars (“USD”). This deposit was recorded within Prepaid expenses and other current assets in the Consolidated Balance Sheets at December 31, 2021.

In December 2022, the Company acquired the remaining 49.5% of the equity interests of Hyzon Europe from Holthausen. The Company now holds 100% ownership in Hyzon Europe. The Company paid €3.5 million (approximately $3.7 million in USD) in addition to €1.0 million (approximately $1.1 million in USD) paid in December 2021. As part of this transaction, the Company also transferred various inventory items to, and settled open related party balances with, Holthausen. In addition, the Company reassigned all of the assumed upfit service contracts, including after-sales obligations, back to Holthausen Clean Technology B.V.

The Company paid $0.5 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively, to Carl Holthausen and Max Holthausen as managing directors of Hyzon Europe.

As of December 31, 2022, there was no outstanding related party balance with Holthausen. As of December 31, 2021, the related party receivable from Holthausen was $0.3 million.

Jiushuang Joint Ventures

In December 2021, Hyzon China entered into a vehicle sales contract with Jiushuang (Shanghai) New Energy Technology Co., Ltd to deliver 20 FCEVs. As described in Item 8, Note 4. Revenue, these 20 FCEVs were delivered in the third quarter of 2022. Jiushuang (Shanghai) New Energy Technology Co., Ltd. is a parent of both Jiushuang Tiancheng Motors Service Ltd. (“JSTC”) and Jiushuang Suda Logistics Ltd. (“JSSD”), with which the Company partnered to form the Jiushuang JVs (see Item 8, Note 11. Investments in Non-consolidated Affiliates).

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Hyzon Motors Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
Rochester, New York
May 31, 2023

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$60,554	$445,146
Short-term investments	194,775	—
Accounts receivable	29	2,956
Related party receivable	6,578	264
Inventory	35,553	20,927
Prepaid expenses and other current assets	15,365	26,852
Total current assets	312,854	496,145
Property, plant, and equipment, net	22,420	14,346
Right-of-use assets	9,181	10,265
Investments in equity securities	15,030	4,948
Other assets	15,411	4,575
Total Assets	$374,896	$530,279
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,798	$7,980
Accrued liabilities	25,587	6,770
Related party payables	433	3,695
Contract liabilities	3,919	10,925
Current portion of lease liabilities	2,132	1,886
Total current liabilities	45,869	31,256
Long term liabilities
Lease liabilities	7,492	8,830
Private placement warrant liability	1,122	15,228
Earnout liability	10,927	103,761
Deferred income taxes	526	—
Other liabilities	1,901	1,139
Total Liabilities	$67,837	$160,214
Commitments and contingencies (Note 15)
Stockholders’ Equity
Common stock, $0.0001 par value; 400,000,000 shares authorized, 244,509,208 and 247,758,412 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	25	25
Treasury stock, at cost; 3,769,592 and nil shares as of December 31, 2022 and 2021, respectively.	(6,446)	—
Additional paid-in capital	372,942	400,826
Accumulated deficit	(58,598)	(26,412)
Accumulated other comprehensive income (loss)	(153)	378
Total Hyzon Motors Inc. stockholders’ equity	307,770	374,817
Noncontrolling interest	(711)	(4,752)
Total Stockholders’ Equity	307,059	370,065
Total Liabilities and Stockholders’ Equity	$374,896	$530,279
The accompanying notes are an integral part of the consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenue	$3,726	$(80)
Operating expense:
Cost of revenue	23,320	15,634
Research and development	39,132	15,461
Selling, general, and administrative	114,073	67,853
Total operating expenses	176,525	98,948
Loss from operations	(172,799)	(99,028)
Other income (expense):
Change in fair value of private placement warrant liability	14,106	4,167
Change in fair value of earnout liability	92,834	84,612
Gain (loss) on equity securities	10,082	—
Foreign currency exchange loss and other expense, net	(549)	(1,409)
Investment income and interest expense, net	2,339	(5,235)
Total other income (expense)	118,812	82,135
Net loss before income taxes	$(53,987)	$(16,893)
Income tax expense	526	—
Net loss	$(54,513)	$(16,893)
Less: Net loss attributable to noncontrolling interest	(22,327)	(4,752)
Net loss attributable to Hyzon	$(32,186)	$(12,141)

Comprehensive loss:
Net loss	$(54,513)	$(16,893)
Foreign currency translation adjustment	(1,921)	485
Unrealized gain on short-term investments	1,303	—
Comprehensive loss	$(55,131)	$(16,408)
Less: Comprehensive loss attributable to noncontrolling interest	(22,443)	(4,661)
Comprehensive loss attributable to Hyzon	$(32,688)	$(11,747)
Net loss per share attributable to Hyzon:
Basic	$(0.13)	$(0.06)
Diluted	$(0.13)	$(0.06)
Weighted average common shares outstanding:
Basic	248,040	203,897
Diluted	248,040	203,897
The accompanying notes are an integral part of the consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock Class A		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Hyzon Motors Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	166,125,000	$17	—	$—	$29,122	$(14,271)	$(16)	$14,852	$(91)	$14,761
Reverse recapitalization transaction, net (Note 3)	73,502,303	7	—	—	351,498	—	—	351,505	—	351,505
Issuance of common stock	7,234,006	1	—	—	(1)	—	—	—	—	—
Exercise of stock options	436,037	—	—	—	532	—	—	532	—	532
Stock-based compensation	—	—	—	—	30,027	—	—	30,027	—	30,027
Vesting of RSUs	428,107	—	—	—	—	—	—	—	—	—
Common stock issued for the cashless exercise of warrants	32,959	—	—	—	—	—	—	—	—	—
IP transaction – deemed distribution	—	—	—	—	(10,000)	—	—	(10,000)	—	(10,000)
Repurchase of warrants	—	—	—	—	(540)	—	—	(540)	—	(540)
Issuance of Hongyun Warrants	—	—	—	—	188	—	—	188	—	188
Net loss attributable to Hyzon	—	—	—	—	—	(12,141)	—	(12,141)	—	(12,141)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(4,752)	(4,752)
Foreign currency translation income	—	—	—	—	—	—	394	394	91	485
Balance at December 31, 2021	247,758,412	$25	—	$—	$400,826	$(26,412)	$378	$374,817	$(4,752)	$370,065
Exercise of stock options	38,868	—	—	—	44	—	—	44	—	44
Stock-based compensation	—	—	—	—	5,332	—	—	5,332	—	5,332
Vesting of RSUs	428,190	—	—	—	—	—	—	—	—	—
Common stock issued for the cashless exercise of warrants	53,330	—	—	—	—	—	—	—	—	—
Repurchase of warrants	—	—	—	—	(31)	—	—	(31)	—	(31)
Net share settlement of equity awards	—	—	—	—	(645)	—	—	(645)	—	(645)
Unrealized gain on short-term investments	—	—	—	—	—	—	1,303	1,303	—	1,303
Deconsolidation of subsidiary	—	—	—	—	(813)	—	—	(813)	—	(813)
Repurchase of common stock	(3,769,592)	—	3,769,592	(6,446)	—	—	—	(6,446)	—	(6,446)
Acquisition of noncontrolling interest	—	—	—	—	(31,771)	—	(30)	(31,801)	26,485	(5,316)
Net loss attributable to Hyzon	—	—	—	—	—	(32,186)	—	(32,186)	—	(32,186)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(22,327)	(22,327)
Foreign currency translation loss	—	—	—	—	—	—	(1,804)	(1,804)	(117)	(1,921)
Balance at December 31, 2022	244,509,208	$25	3,769,592	$(6,446)	$372,942	$(58,598)	$(153)	$307,770	$(711)	$307,059
The accompanying notes are an integral part of the consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash Flows from Operating Activities:
Net loss	$(54,513)	$(16,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,704	1,140
Stock-based compensation	5,332	30,087
Loss on extinguishment of convertible notes	—	107
Noncash interest expense	—	5,224
Issuance of warrants	—	188
Fair value adjustment of private placement warrant liability	(14,106)	(4,167)
Fair value adjustment of earnout liability	(92,834)	(84,612)
(Gain) loss on equity securities	(10,082)	—
Write down of inventory	14,322	—
Equity method investment loss	95	—
Impairment of property and equipment	1,416	—
Deferred income tax expense	526	—
Accretion of discount on available-for-sale debt securities	(520)	—
Changes in operating assets and liabilities:
Accounts receivable	2,888	(2,971)
Inventory	(32,461)	(20,958)
Prepaid expenses and other current assets	8,074	(24,937)
Other assets	(479)	(169)
Accounts payable	5,775	8,526
Accrued liabilities	20,133	4,891
Related party payables, net	365	(227)
Contract liabilities	(5,978)	9,318
Other liabilities	(754)	1,146
Net cash used in operating activities	(149,097)	(94,307)
Cash Flows from Investing Activities:
Purchases of property and equipment	(14,133)	(14,560)
Advanced payments for capital expenditures	—	(1,172)
Investment in equity securities	—	(4,826)
Investment in non-consolidated affiliates	(8,500)	(98)
Purchases of short-term investments	(352,202)	—
Proceeds from maturities of short-term investments	159,250	—
Deconsolidation of subsidiary	(625)	—
Net cash used in investing activities	(216,210)	(20,656)
Cash Flows from Financing Activities:
Proceeds from Business Combination, net of redemption and transaction costs (Note 3)	—	508,993
Payment under Horizon IP agreement	(3,146)	(6,900)
Exercise of stock options	44	532
Payment of finance lease liability	(417)	(203)
Debt issuance costs	—	(133)
Repurchase of warrants	(31)	(540)
Proceeds from issuance of convertible notes (Note 9)	—	45,000
Net share settlement of equity awards	(645)	—
Repurchase of common stock as treasury stock	(6,446)	—
Acquisition of noncontrolling interest	(3,652)	—
Net cash (used in) provided by financing activities	(14,293)	546,749
Effect of exchange rate changes on cash	(2,975)	440
Net change in cash, cash equivalents, and restricted cash	(382,575)	432,226
Cash, cash equivalents, and restricted cash — Beginning	449,365	17,139
Cash, cash equivalents, and restricted cash — Ending	$66,790	$449,365
Supplemental schedule of non-cash investing activities and financing activities:
Conversion of Legacy Hyzon common stock	—	73
Recognition of earnout liability in Business Combination	—	188,373
Recognition of private placement warrant liability in Business Combination	—	19,395
Horizon license agreement payable	—	10,000
Conversion of convertible notes for common stock	—	50,198
Acquisitions of property and equipment included in current liabilities	—	61
Acquisition of noncontrolling interest included in operating assets	1,664	—
Deconsolidation of subsidiary in exchange for related party receivable, net of cash held	(5,889)	—
The accompanying notes are an integral part of the consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Basis of Presentation

Description of Business

Hyzon Motors Inc. (“Hyzon” or the “Company”), headquartered in Honeoye Falls, New York, is commercializing its proprietary heavy-duty (“HD”) fuel cell technology through assembling and upfitting HD hydrogen fuel cell electric vehicles (“FCEVs”) in the United States, Europe, and Australia. In addition, Hyzon builds and fosters a clean hydrogen supply ecosystem with leading partners from feedstocks through production, dispensing, and financing. The Company is majority-owned by Hymas Pte. Ltd. (“Hymas”), a Singapore company, which is majority-owned but indirectly controlled by Horizon Fuel Cell Technologies PTE Ltd., a Singapore company (“Horizon”).

On February 8, 2021, legacy Hyzon Motors Inc. (“Legacy Hyzon”), incorporated in the State of Delaware on January 21, 2020, entered into a Business Combination Agreement and Plan of Reorganization (the “Business Combination”) with Decarbonization Plus Acquisition Corporation ("DCRB"), incorporated in the State of Delaware on September 7, 2017, to effect a business combination between DCRB and Legacy Hyzon with DCRB Merger Sub Inc., a wholly-owned subsidiary of DCRB, merging with and into Legacy Hyzon, with Legacy Hyzon surviving the merger as a wholly owned subsidiary of DCRB. The transaction was unanimously approved by DCRB’s Board of Directors and was approved at a special meeting of DCRB’s stockholders on July 15, 2021. On July 16, 2021, Legacy Hyzon completed its business combination with DCRB. Concurrent with the completion of the Business Combination, DCRB changed its name to “Hyzon Motors Inc.” and Legacy Hyzon changed its name to “Hyzon Motors USA Inc.”

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

Principles of Consolidation

The consolidated financial statements reflect the Company’s accounts and operations, those of its wholly-owned subsidiaries and subsidiaries in which the Company has a controlling financial interest. In accordance with the provisions of ASC 810, Consolidation, the Company consolidates any variable interest entity (“VIE”) of which the Company is the primary beneficiary. The Company assesses its relationships with all the VIEs on an ongoing basis to evaluate whether the Company continues to be the primary beneficiary. All intercompany accounts and transactions are eliminated upon consolidation. The Company's share of earnings or losses of nonconsolidated affiliates is included in the consolidated operating results using the equity method of accounting when the Company is able to exercise significant influence over the operating and financial decisions of the affiliate. Investments in other companies are carried at cost.

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

Liquidity

The Company has incurred losses from operations since inception. The Company incurred net losses of $54.5 million and $16.9 million for the years ended December 31, 2022 and 2021, respectively. Accumulated deficit amounts to $58.6 million and $26.4 million as of December 31, 2022 and 2021, respectively. Net cash used in operating activities was $149.1 million and $94.3 million for the years ended December 31, 2022 and 2021, respectively.

On July 16, 2021, the Company received $509.0 million in cash, net of redemption and transaction costs as a result of the Business Combination (see Note 3. Business Combination). As of December 31, 2022, the Company has $60.6 million in unrestricted cash and cash equivalents, $194.8 million in short-term investments and $6.2 million in restricted cash.

As an early-stage growth company, the Company expects to continue to incur net losses in the near-term. As the Company commenced its internal restructuring effort in 2022, the primary focus areas are the advancement of its proprietary fuel cell technology and development and commercialization of single HD commercial vehicle platforms in each region by leveraging third-party contracted assemblers for some or all of the assembly process. Until the Company can generate sufficient revenue from product sales and upfit services to cover operating expenses, working capital and capital expenditures, the Company will need to raise additional capital. The Company expects to fund cash needs through a combination of equity and debt financing, strategic collaborations, and licensing arrangements. If the Company cannot raise additional funds when needed, the financial condition, business, prospects, and results of operations could be materially adversely affected. In addition, the Company is subject to, and may become a party to, a variety of litigation, other claims, suits, indemnity demands, regulatory actions, and government investigations and inquiries in the ordinary course of business. The outcome of litigation and other legal proceedings, including the other claims described under Legal Proceedings in Note 15. Commitments and Contingencies, are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Specifically, the resolution of the SEC investigation or other regulatory proceedings could have a material impact on the Company’s liquidity and the Company's ability to continue as a going concern if a significant monetary payment is agreed and paid.

These consolidated financial statements have been prepared by management in accordance with U.S. GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. As of the date of this Annual Report on Form 10-K, management believes that the Company’s existing financial resources will be sufficient to execute its operating priorities for the next 12 months following the issuance date of these consolidated financial statements. As of April 30, 2023, unrestricted cash, cash equivalents, and short-term investments were approximately $196 million.

Risks and Uncertainties

The Company is subject to a variety of risks and uncertainties common to early-stage companies with a history of losses and are expected to incur significant expenses and continuing losses for the foreseeable future. The risks and uncertainties include, but not limited to, further development of its technology, marketing and distribution channels, further development of its supply chain and manufacturing, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and the ability to secure additional capital to fund operations. For more information on risks and uncertainties related to the Company, refer to Part I, Item 1A., “Risk Factors” included within this Annual Report on Form 10-K.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation in the consolidated financial statements and the accompanying notes.

Orten Business Combination Cancellation

In June 2022, the Company entered into an agreement with the intention of acquiring 100% of outstanding ownership in Orten Betriebs GmbH and subsidiaries, and Orten Electric Trucks GmbH (collectively “Orten”). Subsequently, in September 2022, the Company terminated the agreement. As a result of the termination, the Company transferred consideration of €8.5 million (approximately $8.4 million in USD) to Orten consisting of €6.1 million (approximately $6.1 million in USD) in cash and €2.4 million (approximately $2.3 million in USD) in vehicle inventory. The cash consideration of €5.0 million (approximately $4.9 million in USD) was paid in 2022, the remaining balance was accrued and subsequently paid in January 2023. The amount of consideration transferred is included within Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss.

Divestiture of Hyzon Guangdong

In December 2022, the Company sold all of its equity interest in Hyzon Motors Technology (Guangdong) Co., Ltd. (“Hyzon Guangdong”) to Hymas for approximately $3.1 million in cash, subject to certain adjustments. As a common control transaction, the difference of $0.8 million between the consideration received, net of payable and the book value is recognized in the Company’s additional paid-in-capital for the year ended December 31, 2022. Subsequent to the divestiture, Hyzon Guangdong changed its name to Guangdong Qingyun Technology Co. Ltd. (“Guangdong Qingyun”).

Additionally, together with the execution of the Hyzon Guangdong divestiture, the Company entered into a share buyback agreement and repurchased 3.8 million shares of common stock from Hymas in exchange for $6.4 million in cash.

In April 2023, Guangdong Qingyun paid $3.3 million to the Company to settle intercompany balances and Hymas paid the Company $3.1 million related to the Hyzon Guangdong divestiture.

Note 2. Summary of Significant Accounting Policies

Revenue

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"). Revenue is based on the amount of transaction price to which the Company is entitled, subject to the allocation of the transaction price to distinct performance obligations. The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration for which the Company expects to receive in exchange for those goods or services. To determine revenue recognition, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Product Sales

The Company enters into sales contracts with customers for the sale of the Company’s products and services including fuel cell systems, FCEVs, parts, product support, and other related services. The Company considers order confirmations or purchase orders, which in some cases are governed by master vehicle supply agreements, to be contracts with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of product(s) or service to a customer. On standard vehicle sales contracts, revenue is recognized at a point in time when customers obtain control of the vehicle, which among other indicators, is generally when transfer of title and risks and rewards of ownership of goods have passed and when the Company has a present right to payment. Provisions for warranties are made at the time of sale. Sales, value-added, and other taxes collected concurrent with revenue producing activities are excluded from revenue.

Payment terms for sales of FCEVs to certain customers have included installment billing terms to fund the Company’s working capital requirements. The Company does not adjust the transaction price for a significant financing component when the performance obligation is expected to be fulfilled within a year as the amount is not material.

In China, the Company has granted extended payment terms to customers, which resulted in the Company concluding collection of all of the consideration under the contract is not probable. As a result, the contract existence criteria is not met and revenue is recognized under the Alternative Method of Revenue Recognition, which may not be in the same period that control of the related goods is transferred to the customers (see Note 4. Revenue). The Company does not include a right of return on its products other than rights related to standard warranty provisions that permit repair or replacement of defective goods.

Upfit Services

The Company also enters into contracts with customers to upfit internal combustion engine vehicles to FCEVs. In general, the customer controls any work in process arising from the Company’s performance; and the Company has in effect agreed to sell its rights to the work as it performs on a continuous basis. Revenue from these contracts is generally recognized over time utilizing an input method. Under the input method, the extent of progress towards completion is measured based on the ratio of normal costs incurred to date to the total estimated costs at completion of the performance obligation. Unexpected amounts of wasted materials, labor or other resources are excluded from the cost-to-cost measure of progress. The Company believes that this method is the most accurate representation of the Company's performance, because it directly measures the value of the services transferred to the customer over time as the Company incurs costs on its contracts. Contract costs include all direct materials, labor, and indirect costs related to contract performance, which may include indirect labor, supplies, tools, repairs and depreciation costs. The amount of revenue recognized for these contracts in a period is dependent on our ability to estimate total contract costs. The Company continually evaluates its estimates of total contract costs based on available information and experience.

Accounts Receivable

Accounts receivable primarily arise from sales of FCEVs and fuel cell system related products and from providing services to customers in the normal course of business. They are stated at the amount billed or billable to customers, net of any allowance for credit losses. An allowance for credit losses accounts is established through a charge to Selling, general, and administrative (“SG&A”) expenses. The allowance is an estimate of the amount required to absorb probable losses on receivables that may become uncollectible. The receivables are written-off when amounts due are determined to be uncollectible. Since the date of inception, the Company has not experienced significant losses or past due amounts on trade and other receivables. As of December 31, 2022 and 2021, the Company recorded no allowance for credit losses.

Concentration of Supply Risk

The Company is subject to risks related to its dependence on suppliers as some of the components and technologies used in the Company’s products are produced by a limited number of sources or contract manufacturers. The inability of these suppliers to deliver necessary components in a timely manner, at prices and quantities acceptable to the Company may cause the Company to incur transition costs to other suppliers and could have a material and adverse impact on the Company’s business, growth and financial and operating results. The Company currently relies and expects to rely on Horizon as a single source supplier of hydrogen fuel cell systems until completion of Hyzon hydrogen fuel cell system manufacturing facilities.

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

Leases

The Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”). The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a right of use ("ROU") asset and a lease liability (i.e., finance obligation) at the lease commencement date. For operating and finance leases, the lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date and is subsequently measured at amortized cost using the effective interest method. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

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

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. The Company has elected not to recognize leases with original lease terms of 12 months or less (“short-term leases”) in the Company’s balance sheet.

Cash and Restricted Cash

Cash includes cash held in banks. The Company deposits its cash with high credit quality institutions to minimize credit risk exposure.

Restricted cash is pledged as security for letters of credit or other collateral amounts established by the Company for certain lease obligations, corporate credit cards, and other contractual arrangements. The Company presents restricted cash separately from unrestricted cash in the Consolidated Balance Sheets, included within Other assets. The Company had $6.2 million and $4.2 million in restricted cash as of December 31, 2022 and 2021, respectively.

Cash Equivalents
The Company’s cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash with original maturities of three months or less. Due to their short-term nature, the amortized cost of the Company’s cash equivalents approximate fair value. As of December 31, 2022, cash equivalents consisted of commercial paper and money market funds totaling $28.1 million. The Company did not have any cash equivalents as of December 31, 2021.

Short-term Investments

The Company has short-term investments in marketable debt securities with an original maturity of greater than three months, but less than one year. These securities include certificates of deposit, commercial paper, corporate debt, foreign government bonds, and U.S. Treasury bills. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. The Company’s marketable debt securities have been classified and accounted for as available-for-sale (“AFS”) marketable securities in accordance with ASC 326, Financial Instruments - Credit Losses. AFS securities are recorded at fair value as of each balance sheet date, with unrealized gains or losses included in Other comprehensive income (loss) and as a component of the Consolidated Statements of Operations and Comprehensive Loss. Gains and losses as a result of sales or maturity of securities are reclassified from previously unrealized gains and losses on short-term investments in Accumulated other comprehensive income (loss) to Other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss.

For an AFS security with an amortized cost that exceeds its fair value, the Company first determines if it intends to sell or will more-likely-than-not be required to sell the security before the expected recovery of its amortized cost. If it intends to sell or will more-likely-than-not be required to sell the security, then the Company recognizes the impairment as a credit loss in the Consolidated Statements of Operations and Comprehensive Loss by writing down the security’s amortized cost to its fair value. If it does not intend to sell or it is not more-likely-than-not that it will be required to sell the security before the expected recovery of its amortized cost, the Company recognizes the portion of the impairment that is due to a credit loss, if any, in the Consolidated Statements of Operations and Comprehensive Loss through an allowance. The portion of the impairment that is due to factors other than a credit loss is recognized in Other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Loss as an unrealized loss. Accrued interest receivable is excluded from the estimate of credit losses (see Note 12. Short-term Investments).

Inventory

Inventories are stated at the lower of cost and net realizable value ("NRV"). Cost is determined using the first-in, first-out method ("FIFO") for all inventories. The Company writes-down inventory for any excess or obsolescence, or when the Company believes that the net realizable value of inventories is less than the carrying value. In China, the same type of items could be used in the assembling process for customer projects or in research and development projects. As a result, inventory write-downs are recognized in Cost of revenue and Research and development expense in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022 (see Note 5. Inventory).

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost less accumulated depreciation and amortization. Major improvements that extend the useful life or add functionality are capitalized. Repair and maintenance costs are expensed as incurred. The cost of properties sold or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the balance sheet accounts at the time of disposal and resulting gains and losses are included as a component of operating income. Depreciation is recorded on a straight-line basis over the shorter of the lease term or the following estimated useful lives of the assets (see Note 7. Property, Plant, and Equipment, net).

Years
Buildings and improvements	30 years
Leasehold improvements	5 years
Machinery and equipment	7 years
Software	3 - 5 years
Vehicles	5 years

Investments in Equity Securities

The Company owns common shares, participation rights, and options to purchase additional common shares in certain private companies. The Company does not have control and does not have the ability to exercise significant influence over operating and financial policies of these entities. The investments do not have readily determinable fair value and thus the investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. Gain (loss) on equity securities are recorded in Other income (expense) on the Consolidated Statements of Operations and Comprehensive Loss (see Note 10. Investments in Equity Securities).

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

The Company recognizes its investments within Other assets in the Consolidated Balance Sheets and its equity in the investees' earnings (losses) on a one quarter lag in Foreign currency exchange loss and other expense, net in the Consolidated Statements of Operations and Comprehensive Loss (see Note 11. Investments in Non-consolidated Affiliates).

Fair Value Measurements

Financial assets and liabilities are categorized, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. Observable market data, when available, is required to be used in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement (see Note 14. Fair Value Measurements).

Warrant liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and adjusted to the current fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in Other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss (see Note 17. Stockholders' Equity).

Earnout liability

As a result of the Business Combination, the Company recognized earnout shares to Legacy Hyzon’s common stockholders as a liability. Pursuant to ASC 805-10, Business Combinations (“ASC 805”) the Company determined that the initial fair value of the earnout shares should be recorded as a liability with the offset recorded to additional paid-in capital and with subsequent changes in fair value recorded in Other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss at each reporting period. The earnout shares to other holders of outstanding equity awards are accounted for under ASC 718, Stock Compensation (“ASC 718”), as these earnout shares are compensatory in nature, and relate to services provided or to be provided to the Company.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in its consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the Consolidated Statements of Operations and Comprehensive Loss (see Note 13. Income Taxes).

Foreign Currency Translation and Transactions

The functional and reporting currency of each of the Company’s foreign subsidiaries is determined based on the primary currency in which they operate and appropriate economic factors. For the translation from the applicable foreign currencies to U.S. dollars, period-end exchange rates are utilized for balance sheet accounts and weighted average exchange rates for each period for revenue and expense accounts. The cumulative translation adjustments are recognized as a component of Accumulated other comprehensive income (loss).

For all transactions denominated in a currency other than a subsidiary’s functional currency, exchange rate gains and losses are recognized in earnings in the period incurred. Net foreign currency transaction losses of $0.5 million and $1.3 million were recorded for the years ended December 31, 2022 and 2021, respectively. These amounts are recorded in Other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and comprehensive income (loss). Foreign currency translation adjustments and unrealized gain (loss) on short-term investments are reported in Comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Loss.

Variable Interest Entity Arrangements

The Company performs both qualitative and quantitative analysis of its variable interests, including loans, guarantees, and equity investments, to determine if the Company has any variable interests in VIEs. Qualitative analysis is based on an evaluation of the design of the entity, its organizational structure including decision making ability, and financial agreements. Quantitative analysis is based on the entity’s forecasted cash flows. U.S. GAAP requires a reporting entity to consolidate a VIE when the reporting entity has a variable interest that provides it with a controlling financial interest in the VIE. The entity that consolidates a VIE is referred to as the primary beneficiary of that VIE. The Company uses qualitative and quantitative analyses to determine if it is the primary beneficiary of VIEs.

On October 18, 2021, the Company’s wholly-owned subsidiary, Hyzon Motors Technology (Shanghai) Co., Ltd. (“Hyzon China”) entered into a joint venture agreement (the “Foshan JV Agreement”) with Foshan Zhongbang Earthwork Engineering Co., Ltd. (“FSZB”) and a private citizen of People’s Republic of China (together referred to as the “Foshan JV Shareholders”) forming Foshan Hyzon New Energy Technology Co., Ltd. (“Hyzon Foshan”). Hyzon Foshan engages in the commercial sales, operation, leasing and promotion of fuel cell muck-truck, mixer-truck and other construction vehicles within Foshan City, Guangdong Province. Hyzon, FSZB, and the private citizen shareholder have a 51.0%, 44.0%, and 5.0% interest in the equity of Hyzon Foshan, respectively.

The Company determined it is the primary beneficiary of Hyzon Foshan, with 51.0% control of shareholder voting, thereby giving the Company the power to direct activities of Hyzon Foshan. The Company also has exposure to the losses of the entity and the right to receive benefits from the entity that could potentially be significant to the entity as a result of its equity interest. The Consolidated Balance Sheets after elimination of any intercompany transactions and balances include assets of $0.3 million and $1.6 million as of December 31, 2022 and 2021, and de minimis liabilities as of December 31, 2022 and 2021, related to Hyzon Foshan. The noncontrolling interest represents the other joint venture partners’ ownership interest in Hyzon Foshan.

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

Subsequent Events

The Company evaluates subsequent events at the date of the balance sheet as well as conditions that arise after the balance sheet date but before the consolidated financial statements are issued. The effects of conditions that existed at the balance sheet date are recognized in the consolidated financial statements. Events and conditions arising after the balance sheet date but before the consolidated financial statements are issued are evaluated to determine if disclosure is required to keep the consolidated financial statements from being misleading. To the extent such events and conditions exist, if any, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions (see Note 21. Subsequent Events).

Note 3. Business Combination

As discussed in Note 1, on July 16, 2021, Legacy Hyzon consummated the transaction contemplated by the Business Combination. Immediately upon the completion of the Business Combination and the other transactions contemplated by the Business Combination, Legacy Hyzon became a direct, wholly-owned subsidiary of DCRB. In connection with these transactions, DCRB changed its name to “Hyzon Motors Inc.”

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

The Company recognized earnout shares to Legacy Hyzon’s common stockholders as a liability. The earnout liability was $10.9 million and $103.8 million as of December 31, 2022 and 2021, respectively. The change in earnout liability was recorded within Other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss. The Company recognized the earnout shares to other equity holders as separate and incremental awards from other equity holders’ underlying stock-based compensation awards in accordance with ASC 718.

Certain earnout awards accounted for under ASC 718 were vested at the time of grant, and therefore recognized immediately as compensation expense. Certain other earnout awards accounted for under ASC 718 contained performance and market-based vesting conditions, and as the performance conditions are not deemed probable at December 31, 2022, no compensation expense has been recorded related to these awards. Total compensation expense related to earnout awards was $0.7 million and $14.0 million for the years ended December 31, 2022 and 2021, respectively.

Note 4. Revenue

The Company recognized $3.7 million in sales of FCEVs in China, hydrogen fuel cell systems in the U.S. and upfit services in Europe for the year ended December 31, 2022. For the year ended December 31, 2021, the Company recognized $0.1 million of revenue related to upfit services in Europe, offset by the recognition of $(0.2) million of contra revenue associated with the issuance of warrants to Shanghai Hongyun for FCEV deliveries in China (See Note 17. Stockholders' Equity).

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

The $2.5 million of revenue recognized from sales of FCEVs in China related to the delivery of 62 FCEVs for the year ended December 31, 2022. This amount is equal to the remaining consideration received after satisfying local government VAT obligations, as such amounts are non-refundable and the Company has transferred control of the 62 FCEVs to which the consideration relates and has stopped transferring goods or services to the customer. For the year ended December 31, 2022, the Company delivered 20 additional FCEVs to a different customer; however, no amounts were recognized as revenue as the consideration received was less than the amounts paid to satisfy local government VAT obligations. The Company will continue to monitor the customers and evaluate the collectability criterion as of each reporting period. The total cost of the 62 FCEVs delivered was recorded within Cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss in 2021 since control of such FCEVs was transferred to the customer prior to December 31, 2021. The total cost of $2.9 million related to the additional 20 FCEVs was recorded within Cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022 since control of such FCEVs was transferred at the time of delivery.

Customer Concentration

The Company has established relationships with a number of customers, many of whom could unilaterally terminate their relationship with the Company or materially reduce the amount of business they conduct with the Company at any time. Market competition, customer requirements, customer financial condition and customer consolidation through mergers or acquisitions also could adversely affect our ability to continue or expand these relationships. There is no guarantee that the Company will be able to retain or renew existing agreements, maintain relationships with any of the customers on acceptable terms or at all or collect amounts owed to us from insolvent customers. The loss of one or more of our major customers could adversely affect the Company's business, financial condition and results of operations.

For the year ended December 31, 2022, the Company’s top two customers made up 67.0% and 20.8% of revenue, respectively.

Contract Balances

Contract liabilities relate to the advance consideration invoiced or received from customers for products and services prior to satisfying a performance obligation or in excess of amounts allocated to a previously satisfied performance obligation.
The current portion of contract liabilities is recorded within Contract liabilities in the Consolidated Balance Sheets and totaled $3.9 million and $10.9 million as of December 31, 2022, and 2021, respectively. The long term portion of contract liabilities is recorded within Other liabilities in the Consolidated Balance Sheets and totaled $1.9 million and $1.0 million as of December 31, 2022, and 2021, respectively.

Significant changes in the contract liabilities balances are as follows (in thousands):

	December 31, 2022	December 31, 2021
Contract liabilities - beginning of period	$11,865	$2,608
Increases during the period	287	9,257
Revenue recognized during the period included in contract liability balance	(3,670)	—
Net changes in liability for pre-existing contracts including refunds of customer payments	(2,088)	—
Impact of foreign currency translation	(574)	—
Contract liabilities - end of period	$5,820	$11,865

Remaining Performance Obligations

The transaction price associated with remaining performance obligations for commercial vehicles and other contracts with customers was $13.7 million as of December 31, 2022. The Company expects to recognize approximately 72% of its remaining performance obligations as revenue over the twelve months after December 31, 2022.

Note 5. Inventory

Inventory consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Raw materials	$24,862	$16,099
Work in process	10,691	4,828
Total inventory	$35,553	$20,927

The Company writes down inventory for any excess or obsolescence, or when the Company believes that the net realizable value of inventories is less than the carrying value. A total of $14.3 million in inventory write-downs was recognized for the year ended December 31, 2022. The Company recorded $13.1 million in Cost of revenue and $1.2 million in Research and development expense in the Consolidated Statements of Operations and Comprehensive Loss. The Company did not write down any inventory for the year ended December 31, 2021.

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Deposit for fuel cell components (Note 18)	$6,092	$5,008
Vehicle inventory deposits	2,074	10,171
Production equipment deposits	235	1,169
Other prepaid expenses	1,877	3,266
Prepaid insurance	3,201	5,079
VAT receivable from government	1,886	2,159
Total prepaid expenses and other current assets	$15,365	$26,852

Note 7. Property, Plant, and Equipment, net

Property, plant, and equipment, net consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Land and building	$2,818	$2,818
Machinery and equipment	15,832	8,827
Software	2,350	507
Leasehold improvements	2,123	746
Construction in progress	2,499	2,139
Total Property, plant, and equipment	25,622	15,037
Less: Accumulated depreciation and amortization	(3,202)	(691)
Property, plant and equipment, net	$22,420	$14,346

Depreciation and amortization expense totaled $3.4 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively. The Company recognized impairment charges of $1.4 million for the year ended December 31, 2022. The impairment charges consist of $1.0 million for vehicles related to the Company's discontinued trial lease program in China, which is recorded in Cost of revenue, and $0.4 million of machinery and equipment for research and development activities as a result of the China restructuring effort, which is recorded in Research and development expense in the Consolidated Statements of Operations and Comprehensive Loss. There were no property, plant and equipment impairment charges for the year ended December 31, 2021.

Note 8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Payroll and payroll related expenses	$4,638	$2,250
Accrued professional fees	10,016	2,450
Accrued product warranty costs	942	816
Accrued contract manufacturer costs	1,409	—
Accrued contract termination costs (Note 15)	2,688	—
Accrued Orten cancellation costs (Note 1)	1,192	—
Other accrued expenses	4,702	1,254
Accrued liabilities	$25,587	$6,770

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

Note 10. Investments in Equity Securities

The Company owns common shares, participation rights, and options to purchase additional common shares in certain private companies. On a non-recurring basis, the carrying value is adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments in the same issuer or an impairment.

Included in Gain (loss) on equity securities in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022 is a $12.5 million gain related to the equity investment in Raven SR, Inc. (“Raven SR”). The investment in Raven SR’s common shares and options was initially accounted for at cost of $2.5 million. In March 2022, there was an observable change in price of Raven SR’s common shares. The change in observable price of Raven SR’s common shares also results in a remeasurement of the investment in Raven SR’s options as of the date that the observable transaction took place. The fair value of the investment in Raven SR’s common shares was determined based on observable market prices of identical instruments in less active markets and is classified accordingly as Level 2 in the fair value hierarchy. Due to certain anti-dilution rights included in the options held by the Company, the fair value was determined utilizing a Monte-Carlo simulation model. Accordingly, this was determined to be a Level 3 measurement in the fair value hierarchy. The most significant assumptions in the model included the transaction price of the underlying common shares at the transaction date, expected volatility, risk free rate, and certain assumptions around the likelihood, size, and timing of potential future equity raises by Raven SR. As of March 31, 2022, the period end in which the observable change in price occurred, the Company determined the fair value of the investment in Raven SR’s common shares and options to be $6.5 million and $8.5 million, respectively. There have been no observable changes in price since that time.

Additionally, included in Gain (loss) in equity securities in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022 is a $2.4 million impairment loss related to the Company’s investment in Global NRG H2 Limited (“NRG”), a New Zealand corporation, equal to the initial cost basis. In accordance with ASC 321, Investments - Equity Securities (“ASC 321”), the investment in NRG does not have a readily determinable fair value and is measured at cost minus impairment, which requires the Company to evaluate on an ongoing basis whether an investment has been impaired based on qualitative factors. The Company impaired NRG due to the investee’s lack of progress in developing its plans and operating performance. The Company also has initiated legal proceedings in the High Court of New Zealand against NRG’s principal and sole director, asserting claims for, among other things, misrepresentations regarding NRG’s progress in developing its plans, historical and ongoing operating performance, and ability to achieve any of its stated goals. These proceedings are ongoing and are subject to uncertainties inherent in the litigation process, and the Company cannot predict the outcome of these proceedings at this time.

There was no gain (loss) on equity securities in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.
The following table summarizes the total carrying value of held securities, measured as the total initial cost plus cumulative net gain (loss) (in thousands):

	December 31, 2022	December 31, 2021
Total initial cost basis	$4,948	$4,948
Adjustments:
Cumulative unrealized gain	12,530	—
Cumulative impairment	(2,448)	—
Carrying amount, end of period	$15,030	$4,948

The following table summarizes unrealized gain and impairment recorded in Other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss, which are included as adjustments to the carrying value of equity securities (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Unrealized gain on equity securities	$12,530	$—
Cumulative impairment	(2,448)	—
Total unrealized gain and impairment on equity securities	$10,082	$—

Note 11. Investments in Non-consolidated Affiliates

Investments in non-consolidated affiliates is comprised of the Company's interests in partially-owned affiliates of which the Company's ownership percentages range from approximately 20% to 40%. The Company does not control these affiliates but has the ability to exercise significant influence over their operating and financial policies. The Company accounts for them using the equity method of accounting. The Company recognizes its equity in earnings (losses) on a one quarter lag.

Jiushuang Joint Ventures

In July 2021, the Company entered into two joint ventures in the People’s Republic of China. Hyzon China partnered with Jiushuang Tiancheng Motors Service Ltd. (“JSTC”) to form Jiushuang-Hyzon Motor Services, Ltd. (“JSYS”) and partnered with Jiushuang Suda Logistics Ltd. (“JSSD”) to form Jiushuang-Hyzon Logistics, Ltd. (“JSHYS”), (collectively, “Jiushuang JVs”). Jiushuang JVs were established for the purpose of promoting the commercial operation of fuel cell vehicles in the Shanghai, China market. JSYS will be focused on operation of fuel cell buses and JSHYS will be focused in the operation of fuel cell logistics vehicles. The Company’s direct ownership interest in the non-consolidated joint ventures JSYS and JSHYS are 40% and 25%, respectively.

The Jiushuang JVs sustained losses throughout 2022 resulting in a loss position for the investment account as of December 31, 2022. In accordance with ASC 323 Investments - Equity Method and Joint Ventures, the Company discontinued applying the equity method when the carrying amount was reduced to zero in the fourth quarter of 2022. The Company will resume application of the equity method if, the Company's share of unrecognized net income exceeds the Company's share of unrecognized net losses, during the period the equity method was suspended.

Raven SR S1 LLC

In December 2022, the Company, via its subsidiary, Hyzon Zero Carbon, Inc. (“HZCI”), entered into an agreement with Chevron and Raven SR, to invest in Raven SR S1 LLC (“Raven S1”). Raven S1 intends to develop, construct, operate and maintain a solid waste-to hydrogen generation production facility located in Richmond, California. The Company invested $8.5 million at closing, and the remaining $1.5 million is scheduled to be paid upon the later of (1) construction of the facility is at least 50% complete and pre-commissioning activities have been initiated, or (2) September 30, 2023. The total $10.0 million investment represents approximately 20% ownership in Raven S1.

Note 12. Short-term Investments

The following table summarizes the Company's short-term investments (in thousands):

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments
Certificates of deposit	$38,703	$194	$—	$38,897
Commercial paper	26,198	205	—	26,403
Corporate debt securities	46,826	189	(33)	46,982
Foreign government bonds	37,453	348	—	37,801
U.S. Treasury bills	44,333	359	—	44,692
Total short-term investments	$193,513	$1,295	$(33)	$194,775

The Company did not have any short-term investments as of December 31, 2021.

Note 13. Income Taxes

The Company is subject to income taxes in the U.S. and several non-U.S. jurisdictions. There was a provision for income taxes of $0.5 million for the year ended December 31, 2022 and no provision for the year ended December 31, 2021. The Company continues to generate tax losses, and the Company’s net deferred tax assets continue to be fully offset by a valuation allowance.

Income (loss) before income taxes is summarized as follows (in thousands):

	December 31, 2022	December 31, 2021
U.S.	$12,388	$14,380
Non-U.S.	(66,375)	(31,273)
Total	$(53,987)	$(16,893)

A reconciliation of the Company’s effective income tax rate is as follows:

	December 31, 2022	December 31, 2021
Federal tax at a statutory rate	21.0%	21.0%
Earnings taxed at other than Federal statutory rate	5.4	7.8
Non-deductible interest expense	—	(6.5)
Section 162(m)	(0.2)	(41.6)
Change in fair value of private warrants	5.5	5.2
Change in fair value of earnout liability	36.1	105.2
Transaction costs	—	6.1
Deferred tax adjustments	—	3.7
Tax basis in acquired IP	—	13.2
R&D and state credits	1.2	1.3
Other	0.5	2.8
Change in valuation allowance	(70.5)	(118.2)
Income tax provision	(1.0)%	0.0%

Deferred income tax assets and liabilities are summarized as follows (in thousands):

	December 31, 2022	December 31, 2021
Deferred income tax assets:
Net operating loss carryforwards	$47,817	$15,124
Revenue recognition basis differences	4,118	3,658
Stock-based compensation	957	1,072
Lease liabilities	2,288	2,550
Tax basis in acquired IP	1,930	2,078
Capitalized research and development	3,796	—
Other accruals and reserves	4,425	1,117
Valuation allowance	(60,343)	(23,005)
Deferred income tax assets - total	4,988	2,594
Deferred income tax liabilities:
Investments in Raven SR	(2,708)	—
Property and equipment	(606)	(144)
Right of use assets	(2,200)	(2,450)
Deferred income tax liabilities - total	(5,514)	(2,594)
Deferred income tax liabilities, net	$(526)	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as carryforward tax losses. At December 31, 2022, the Company had U.S. federal and foreign net operating loss carryforwards (“NOLs”) of $135.1 million and $73.0 million, respectively, to be used to offset future taxable income. The entire $135.1 million of U.S federal losses and $60.6 million of foreign losses can be carried forward indefinitely; the remaining $12.4 million of foreign losses expire on various dates through 2027.

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

As required by ASC 740, the Company evaluated the positive and negative evidence bearing its ability to realize the deferred tax assets as of December 31, 2022. Realization of the Company’s net deferred tax assets is dependent upon the generation of future taxable income. The Company has incurred tax losses from inception and determined that it is more likely than not that the Company will not realize the benefits of federal, state and foreign net deferred tax assets. As such, a valuation allowance has been provided against each entity’s net deferred tax assets.

As of December 31, 2022, the Company has recorded a net deferred tax liability of $0.5 million primarily associated with the establishment of a deferred tax liability that is not expected to offset available deferred tax assets. The Company did not record a provision for income taxes for the year ended December 31, 2021, because the Company generated tax losses.

The following table summarizes the activity related to the Company’s valuation allowances (in thousands):

	December 31, 2022	December 31, 2021
Valuation Allowances - beginning of period	$23,005	$3,054
Increase in reserve, net of foreign currency exchange impact	37,338	19,951
Valuation Allowances - end of period	$60,343	$23,005

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022, and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its positions. The Company is subject to income tax examinations by major taxing authorities in the countries in which it operates since inception.

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

As of December 31, 2022 and 2021, the carrying amount of accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate estimated fair value due to their relatively short maturities.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:	$23,113	$4,992	$—	$28,105
Short-term investments:
Certificates of deposit	—	38,897	—	38,897
Commercial paper	—	26,403	—	26,403
Corporate debt securities	—	46,982	—	46,982
Foreign government bonds	—	37,801	—	37,801
U.S. Treasury bills	44,692	—	—	44,692
Liabilities:
Warrant liability – Private Placement Warrants	$—	$1,122	$—	$1,122
Earnout shares liability	—	—	10,927	10,927

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability – Private Placement Warrants	$—	$15,228	$—	$15,228
Earnout shares liability	—	—	103,761	103,761

Cash Equivalents

The Company’s cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash with original maturities of three months or less. As of December 31, 2022, the Company has $28.1 million invested in commercial paper and money market funds. The Company classifies its investments in commercial paper as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

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

Private Placement Warrants

Following the lapsing of certain transferability restrictions subsequent to the Business Combination, the features of the Private Placement Warrants became identical to the Public Warrants (as defined in Note 17. Stockholders' Equity), except that so long as they are held by the sponsor of the Business Combination, the Private Placement Warrants are not redeemable by the Company. Due to these similarities, the estimated fair value of the Private Placement warrants was comparable to the fair value of the Public Warrants on a per warrant basis using level 2 inputs at December 31, 2022 and 2021.
Earnout to Common Stockholders

The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model. The inputs into the Monte-Carlo pricing model included significant unobservable inputs. The following table provides quantitative information regarding Level 3 fair value measurement inputs:

	December 31, 2022	December 31, 2021
Stock price	$1.55	$6.49
Risk-free interest rate	4.2%	1.2%
Volatility	92.0%	90.0%
Remaining term (in years)	3.54	4.54

The following table presents the changes in the liabilities for Private Placement Warrants and Earnout for the year ended December 31, 2022 (in thousands):

	Private Placement Warrants	Earnout
Balance as of December 31, 2021	$15,228	$103,761
Change in estimated fair value	(14,106)	(92,834)
Balance as of December 31, 2022	$1,122	$10,927

The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded.

Note 15. Commitments and Contingencies

Legal Proceedings

The Company is subject to, and may become a party to, a variety of litigation, other claims, suits, indemnity demands, regulatory actions, and government investigations and inquiries in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. The Company accrues for matters when we believe that losses are probable and can be reasonably estimated. As of December 31, 2022, the Company accrued $2.7 million in Accrued liabilities in the Consolidated Balance Sheets relating to probable and estimable losses. The Company did not record any accruals as of December 31, 2021.

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

Shareholder Securities and Derivative Litigation

Three related putative securities class action lawsuits were filed between September 30, 2021 and November 15, 2021, in the U.S. District Court for the Western District of New York against the Company, certain of the Company’s current and former officers and directors and certain former officers and directors of DCRB (Kauffmann v. Hyzon Motors Inc., et al. (No. 21- cv-06612-CJS), Brennan v. Hyzon Motors Inc., et al. (No. 21-cv-06636-CJS), and Miller v. Hyzon Motors Inc. et al. (No. 21-cv-06695-CJS)), asserting violations of federal securities laws. The complaints generally allege that the Company and individual defendants made materially false and misleading statements relating to the nature of the Company’s customer contracts, vehicle orders, and sales and earnings projections, based on allegations in a report released on September 28, 2021, by Blue Orca Capital, an investment firm that indicated that it held a short position in the Company’s stock and which has made numerous allegations about the Company. These lawsuits have been consolidated under the caption In re Hyzon Motors Inc. Securities Litigation (Case No. 6:21-cv-06612-CJS-MWP), and on March 21, 2022, the court-appointed lead plaintiff filed a consolidated amended complaint seeking monetary damages. The Company and individual defendants moved to dismiss the consolidated amended complaint on May 20, 2022, and the court-appointed lead plaintiff filed its opposition to the motion on July 19, 2022. The court-appointed lead plaintiff filed an amended complaint on March 21, 2022, and a second amended complaint on September 16, 2022. Briefing regarding the Company and individual defendants’ anticipated motion to dismiss the second amended complaint was stayed pending a non-binding mediation among the parties, which took place on May 9, 2023. The parties did not reach a settlement during the May 9, 2023 mediation. The lead plaintiff has conveyed that he will request leave to file a third amended complaint. The Company and individual defendants continue to anticipate filing a motion to dismiss the operative complaint.

Between December 16, 2021, and January 14, 2022, three related shareholder derivative lawsuits were filed in the U.S. District Court for the Western District of New York (Lee v. Anderson et al. (No. 21-cv-06744-CJS), Révész v. Anderson et al. (No. 22-cv-06012-CJS), and Shorab v. Anderson et al. (No. 22-cv-06023-CJS)). These three lawsuits have been consolidated under the caption In re Hyzon Motors Inc. Derivative Litigation (Case No. 6:21-cv-06744-CJS). On February 2, 2022, a similar stockholder derivative lawsuit was filed in the U.S. District Court for the District of Delaware (Yellets v. Gu et al. (No. 22-cv-00156)). On February 3, 2022, a similar shareholder derivative lawsuit was filed in the Supreme Court of the State of New York, Kings County (Ruddiman v. Anderson et al. (No. 503402/2022)). On February 13, 2023, a similar stockholder derivative lawsuit was filed in the Delaware Court of Chancery (Kelley v. Knight et al. (C.A. No. 2023-0173)). These lawsuits name as defendants the Company’s current and former directors and certain former directors of DCRB, along with the Company as a nominal defendant, and generally allege that the individual defendants breached their fiduciary duties by making or failing to prevent the misrepresentations alleged in the consolidated securities class action, and assert claims for violations of federal securities laws, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and/or waste of corporate assets. These lawsuits generally seek equitable relief and monetary damages. Each of the shareholder derivative actions has been stayed or the parties have jointly requested that it be stayed pending a decision regarding the anticipated motion to dismiss in the consolidated securities class action.

On March 18, 2022, a putative class action complaint, Malork v. Anderson et al. (C.A. No. 2022-0260- KSJM), was filed in the Delaware Court of Chancery against certain officers and directors of DCRB, DCRB’s sponsor, and certain investors in DCRB’s sponsor, alleging that the director defendants and controlling stockholders of DCRB’s sponsor breached their fiduciary duties in connection with the merger between DCRB and Legacy Hyzon. The complaint seeks equitable relief and monetary damages. On May 26, 2022, the defendants in this case moved to dismiss the complaint. On August 2, 2022, the plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on August 15, 2022. Briefing on the motion to dismiss is now complete, and oral argument occurred on April 21, 2023.

Between January 26, 2022 and August 22, 2022, Hyzon received demands for books and records pursuant to Section 220 of the Delaware General Corporation Law from four stockholders who state they are investigating whether to file similar derivative or stockholder lawsuits, among other purposes. On May 31, 2022, one of these four stockholders represented that he had concluded his investigation and did not intend to file a complaint. On November 18, 2022, a second of the four stockholders filed a lawsuit in the Delaware Court of Chancery (Abu Ghazaleh v. Decarbonization Plus Acquisition Sponsor, LLC et al. (C.A. No. 2022-1050)), which was voluntarily dismissed shortly thereafter on December 1, 2022. On February 13, 2023, a third of these four stockholders filed a derivative lawsuit in the Delaware Court of Chancery (Kelley v. Knight et al. (C.A. No. 2023-0173)). The complaint asserts claims for breach of fiduciary duty and generally alleges that the individual defendants breached their fiduciary duties by making or failing to prevent misrepresentations including those alleged in the consolidated securities class action and the report released by Blue Orca Capital. As with the previously filed stockholder derivative lawsuits, the complaint seeks equitable relief and monetary damages. On April 17, 2023, the Court entered an order staying this action pending a decision on the anticipated motion to dismiss in the consolidated securities class action.

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

Government Investigations

On January 12, 2022, the Company announced it received a subpoena from the SEC for production of documents and information, including documents and information related to the allegations made in the September 28, 2021 report issued by Blue Orca Capital. The Company received two additional subpoenas in connection with the SEC’s investigation on August 5, 2022 and August 10, 2022. On October 31, 2022, the U.S. Attorney’s Office for the Southern District of New York (“SDNY”) notified the Company that it is also investigating these matters. The Company is cooperating and will continue to cooperate with these and any other regulatory or governmental investigations or inquiries, and has commenced preliminary discussions with the SEC related to a potential resolution of their investigation. The Company cannot predict the ultimate outcome or timing of the SEC and the SDNY investigations or inquiries, what if any actions may be taken by the SEC or the SDNY, or the effect that such actions may have on the business, prospects, operating results and financial condition. As of the date these consolidated financial statements were issued, management believes that the ultimate outcome and timing of the SEC investigation, including any potential monetary payment as part of a consensual resolution, if one is reached, remains uncertain and is not estimable given the broad range of potential outcomes. The resolution of the SEC investigation or other regulatory proceedings could have a material impact on the Company’s liquidity and the Company's ability to continue as a going concern if a significant monetary payment is agreed and paid.

Delaware Court of Chancery Section 205

On February 13, 2023, the Company filed a petition under the caption In re Hyzon Motors Inc., C.A. No. 2023-0177-LWW (Del. Ch) in the Delaware Court of Chancery pursuant to Section 205 of the Delaware General Corporation Law (“DGCL”), which permits the Court of Chancery, in its discretion, to validate potentially defective corporate acts due to developments regarding potential interpretations of the DGCL stemming from the Court’s recent decision in Garfield v. Boxed, Inc., 2022 WL 17959766 (Del. Ch. Dec. 27, 2022). On March 6, 2023, the Court of Chancery granted our petition, holding that any defects that may have existed with respect to the conduct of the Special Meeting of Shareholders held on July 15, 2021, to approve the increase in the Company’s authorized share capital were ratified as of the meeting.

The Company continues to believe that, notwithstanding the relief the Delaware Court of Chancery granted to the Company under Section 205, at the time of DCRB Shareholder Meeting on July 16, 2021, the increase in the Company’s authorized share capital was validly approved by DCRB’s shareholders under Delaware law.

Customer and Supplier Disputes

From time to time, the Company is subject to various commercial disputes or claims with its customers or suppliers. In January 2023, Duurzaam Transport B.V. and H2 Transport B.V., both private limited companies in the Netherlands and customers of the Company’s European subsidiary, Hyzon Motors Europe B.V. (“Hyzon Europe”), filed an attachment with the local Dutch court. The initial attachment claimed that Hyzon Europe was liable for liquidated and consequential damages stemming from Hyzon Europe allegedly not delivering trucks as contracted. The initial attachment placed a lien on the assets of Hyzon Europe. Following the attachments, Duurzaam Transport B.V. and H2 Transport B.V. initiated proceedings on the merits in February 2023. Eventually, the dispute was settled without any party admitting liability, and the Company made a payment of €2.1 million (approximately $2.2 million in USD) in April 2023, which was recorded in Accrued liabilities in the Consolidated Balance Sheets as of December 31, 2022.

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

The 2020 Plan was terminated in connection with the Business Combination in July 2021, and Legacy Hyzon will not grant any additional awards under the 2020 Plan. Any ungranted shares under the 2020 plan expired. However, the 2020 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under it. At the closing of the Business Combination, the outstanding awards under the 2020 Plan were converted at the Exchange Ratio. Share and per share information have been converted from historical disclosure based on the Exchange Ratio.

2021 Equity Incentive Plan

The 2021 Equity Incentive Plan (the “2021 Plan”) was approved by the Board of Directors on June 24, 2021, and subsequently approved by the stockholders on July 15, 2021. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs and performance awards to the Company’s employees, directors, and consultants. In connection with the Business Combination, 21,339,493 shares of Class A common stock subject to outstanding equity awards granted under the 2020 Plan were converted into equity awards under the 2021 Plan. As of December 31, 2022, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan is 43,242,726 shares including the shares subject to outstanding equity awards under the 2020 Plan. The number of shares of common stock available for issuance under the 2021 Plan will also include an annual increase on the first day of each year beginning in 2022 and ending in 2031, equal to the lesser of (A) two and one-half percent of the shares outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Board of Directors.

Stock Options and RSUs

The following table summarizes the Company’s stock option and RSU activity:

	Stock Options				RSUs
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual (Years)	Aggregate Intrinsic Value (in 000s)	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	19,311,140	$1.29	13.07	100,885	1,852,685	$6.14
Granted	539,292	$4.64	—	—	5,215,504	$2.14
Exercised or released	(38,868)	$1.13	—	—	(635,192)	$6.42
Forfeited/Cancelled	(274,660)	$1.13	—	—	(164,804)	$5.11
Outstanding at December 31, 2022	19,536,904	$1.51	12.00	5,972	6,268,193	$2.81
Vested and expected to vest, December 31, 2022	13,999,404	$1.22	11.61	5,972	6,268,193	$2.81
Exercisable and vested at December 31, 2022	12,488,711	$1.13	12.23	5,256	—

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
Option awards for the Board of Directors generally have a 10-year contractual term and vest over one to three years. The fair value of these stock option awards is estimated as of the grant date using a Black-Scholes option pricing model and the following assumptions: a risk-free interest rate based on the U.S. Treasury yield curve at the date of grant; an expected or contractual term; and expected volatility based on an evaluation of comparable public companies’ measures of volatility. The Company does not anticipate declaring dividends on common shares now or in the near future and has therefore assumed no dividend rate. The following table discloses the assumptions, or range of assumptions, utilized for stock options for each of the grant years as follows:

	2022	2021
Expected term of options (years)	1.0 to 3.0	5.00
Risk free interest rate	1.6 to 3.1%	0.79%
Volatility	90%	90%
Expected dividend	$0.00	$0.00

As of December 31, 2022, there was $1.9 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.49 years.

RSUs granted under the Company's equity incentive plans typically vest over a four or five-year period beginning on the date of grant. RSUs will be settled through the issuance of an equivalent number of shares of the Company's common stock and are equity classified. The fair value of restricted shares is determined based upon the stock price on the date of grant. As of December 31, 2022, unrecognized compensation costs related to unvested RSUs of $15.6 million is expected to be recognized over a remaining weighted average period of 2.49 years.

Former Executives’ Awards

On November 12, 2020, included in the stock options discussed above, 11,075,000 options were granted to the Company’s former Executive Chairman which vest in two equal tranches and have a contractual term of 15 years. The first tranche vested on the grant date, are immediately exercisable, have an exercise price of $1.13 per share, and resulted in $4.9 million of compensation expense during 2020. The second tranche contains performance and market conditions for vesting which require an exit event of Horizon at escalating minimum equity values each year, within six years. The exercise price for the second tranche is initially $1.13 per share but increases by $0.56 per share each year during which the award remains outstanding. The fair value of the second tranche was estimated as of the grant date using a Monte Carlo simulation with key assumptions beyond those typical of option pricing models described below including the probability of achieving a Horizon exit at the required valuation in each year of the six year period. The grant date fair value of the second tranche is estimated to be $1.2 million which may or may not be recognized in the future depending on the outcome of the conditions for vesting.

Additionally, on November 12, 2020, included in the stock options discussed above, 5,537,500 options were granted to the Company’s former Chief Executive Officer which have a contractual term of 15 years, are immediately exercisable, and have an exercise price of $1.13 per share. Half of this award is subject to a two-year transferability restriction for the underlying shares of common stock, which resulted in a discount on the fair value of common stock assumption used in the determination of the fair value of this portion of the award.

For the awards described above which vested immediately, the following table discloses the assumptions utilized in the Black-Scholes option pricing model:

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

Note 17. Stockholders' Equity

Common Stock

The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 244,509,208 and 247,758,412 shares of Class A common stock issued and outstanding, respectively.

Warrants

As of December 31, 2022, there were 11,013,665 Public Warrants and 8,014,500 Private Placement Warrants, for a total of 19,028,165 warrants outstanding. As of December 31, 2021, there were 11,286,242 Public Warrants and 8,014,500 Private Placement Warrants, for a total of 19,300,742 warrants outstanding. Each whole warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as discussed below. Only whole warrants are exercisable. The warrants will expire on the earlier to occur of: (i) the fifth anniversary of the completion of the Company’s Business Combination, (ii) their redemption or (iii) the liquidation of the Company.

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

The fair value of the Private Placement Warrants on July 16, 2021, in the amount of $19.4 million was recorded as a Warrant liability and a reduction to Additional paid-in capital in the Consolidated Balance Sheets. The change in fair value for the years ended December 31, 2022 and 2021, in the amount of $14.1 million and $4.2 million, respectively, is recorded as a reduction in Warrant liability in the Consolidated Balance Sheets and a gain from change in fair value of warrant liability in the Consolidated Statements of Operations and Comprehensive Loss.

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
During the year ended December 31, 2022 there were 105,000 cashless exercises of Ardour Warrants. As of December 31, 2022 and 2021, there were 170,048 and 275,048 Ardour Warrants outstanding, respectively.

Equity Repurchase Program

On November 17, 2021, the Company’s board of directors authorized the repurchase of up to $5.0 million of its outstanding common stock and/or Public Warrants. The timing and amount of any share repurchases under the Company’s share repurchase authorization will be determined by management based on market conditions and other considerations; such repurchases may be executed in the open market. The Company repurchased 15,600 public warrants for $31 thousand and 256,977 public warrants for $0.5 million, for the years ended December 31, 2022 and 2021, respectively. The Company repurchased a total of 272,577 public warrants and suspended the share repurchase program as of January 5, 2022.

Share Repurchase related to Divestiture of Hyzon Guangdong

On December 27, 2022, together with the execution of the Hyzon Guangdong divestiture, the Company entered into a share buyback agreement and repurchased 3.8 million shares of common stock from Hymas in exchange for $6.4 million in cash.

Hongyun Warrants

On November 23, 2021, Hyzon Motors Inc. entered into a warrant agreement to issue warrants (the “Hongyun Warrants”) to Hydro Fortune Logistics (Hong Kong) Co., Limited, a subsidiary of Shanghai Qingli Hongyun Motors Co. (“Shanghai Hongyun”), to purchase up to two million shares of Class A common Stock, $0.0001 par value per share, of Hyzon at an exercise price of $7.75 per share. The warrants become vested and exercisable as Shanghai Hongyun makes payment on the purchase price for such vehicles and are classified within equity. The vested and exercisable Hongyun Warrants will expire on December 31, 2028. As of December 31, 2021, the Company issued 31,000 warrants for 2021 vehicle deliveries and approximately 8,300 are vested. The provision of $0.2 million for the Hongyun Warrants is recorded as a reduction of revenue in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021, as they represent consideration payable to a customer, in accordance with ASC 606. There were no warrants issued nor vested during the year ended December 31, 2022.

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

Under the terms of the Horizon IP Agreement, the Company was to pay JS Horizon and JS Powertrain $10.0 million as consideration for the rights it receives under the Background IP and improvements thereto. The full $10.0 million has been paid, $6.9 million paid in 2021 and the remaining $3.1 million paid in February 2022. Because the Company is under common control with Horizon and JS Horizon, the cost of the intellectual property transferred should equal the historical cost of the Background IP to the Company’s ultimate parent, Horizon. Due to the creation of the Background IP through research and development over a long historical period of time, the historical cost of the intellectual property acquired was zero. As such, no asset was recorded for the Background IP on the Company’s Consolidated Balance Sheets. The difference between the fixed amounts payable to JS Horizon and JS Powertrain and the historical cost was treated as a deemed distribution to Horizon, given the common control of the entities.

Related Party Payables and Receivables

Horizon Fuel Cell Technologies and Related Subsidiaries

The Company made deposit payments to Horizon and its subsidiaries to secure certain fuel cell components. As of December 31, 2022, the remaining deposit balance was $6.1 million and included within Prepaid expenses and other current assets in the Consolidated Balance Sheets.

Certain employees of Horizon and its subsidiaries provide research and development, staff training, and administrative services to the Company. Based on an analysis of the compensation costs incurred by Horizon and an estimate of the proportion of effort spent by such employees on each entity, an allocation of approximately $1.0 million and $2.9 million is recorded in the Company’s Consolidated Statements of Operations and Comprehensive Loss related to such services for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the related party receivable from Horizon and its subsidiaries was $6.1 million, primarily related to the divestiture of Hyzon Guangdong. As of December 31, 2021, the related party payable to Horizon and its subsidiaries was $3.7 million.

Holthausen and Affiliates

The Company entered into a joint venture agreement in October 2020 to create Hyzon Europe with Holthausen Clean Technology Investments B.V. (“Holthausen”). The Company owned 50.5% of the equity interests of Hyzon Europe at December 31, 2021. On December 31, 2021, Hyzon executed a non-binding Letter of Intent (“LOI”) with Holthausen to increase its stake to 75% in Hyzon Europe. Concurrent with the signing of this LOI, a €1 million refundable deposit was paid to Holthausen, approximately $1.1 million in U.S. dollars (“USD”). This deposit was recorded within Prepaid expenses and other current assets in the Consolidated Balance Sheets at December 31, 2021.

In December 2022, the Company acquired the remaining 49.5% of the equity interests of Hyzon Europe from Holthausen. The Company now holds 100% ownership in Hyzon Europe. The Company paid €3.5 million (approximately $3.7 million in USD) in addition to €1.0 million (approximately $1.1 million in USD) paid in December 2021. As part of this transaction, the Company also transferred various inventory items to, and settled open related party balances with, Holthausen. In addition, the Company reassigned all of the assumed upfit service contracts, including after-sales obligations, back to Holthausen Clean Technology B.V.

The Company paid $0.5 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively, to Carl Holthausen and Max Holthausen as managing directors of Hyzon Europe.

As of December 31, 2022, there was no outstanding related party balance with Holthausen. As of December 31, 2021, the related party receivable from Holthausen was $0.3 million.

Jiushuang Joint Ventures

In December 2021, Hyzon China entered into a vehicle sales contract with Jiushuang (Shanghai) New Energy Technology Co., Ltd to deliver 20 FCEVs. These 20 FCEVs were delivered in the third quarter of 2022. Jiushuang (Shanghai) New Energy Technology Co., Ltd. is a parent of both Jiushuang Tiancheng Motors Service Ltd. (“JSTC”) and Jiushuang Suda Logistics Ltd. (“JSSD”), with which the Company partnered to form the Jiushuang JVs (see Note 11. Investments in Non-consolidated Affiliates).

Note 19. Loss per Share

The following table presents the information used in the calculation of the Company’s basic and diluted net loss per share attributable to Hyzon common stockholders (in thousands, except per share data):

	December 31, 2022	December 31, 2021
Net loss attributable to Hyzon	$(32,186)	$(12,141)
Weighted average shares outstanding:
Basic	248,040	203,897
Effect of dilutive securities	—	—
Diluted	248,040	203,897
Net loss per share attributable to Hyzon:
Basic	$(0.13)	$(0.06)
Diluted	$(0.13)	$(0.06)
The weighted average number of shares outstanding prior to Business Combination were converted at the Exchange Ratio.

Potentially dilutive shares are excluded from the computation of diluted net loss per share when their effect is antidilutive. The potential dilutive securities are summarized as follows (in thousands):

	December 31, 2022	December 31, 2021
Restricted stock units	6,268	1,853
Stock options with service conditions	12,227	12,001
Stock options for former CTO	1,772	1,772
Stock options with market and performance conditions	5,538	5,538
Private placement warrants	8,015	8,015
Public warrants	11,014	11,286
Earnout shares	23,250	23,250
Hongyun warrants	31	31
Ardour warrants	170	275

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

The following table presents supplemental balance sheet information related to leases (in thousands):

	December 31, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$9,181	$9,933
Operating lease liabilities	$(9,387)	$(10,062)
Finance leases:
Finance lease right-of-use assets	$—	$332
Finance lease liabilities	$(237)	$(654)
Weighted average remaining lease term:
Operating leases	6.0 years	7.3 years
Finance leases	0.4 years	1.4 years
Weighted average discount rate:
Operating leases	5.6%	5.7%
Finance leases	7.0%	7.0%

The components of the lease expenses are as follows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease cost	$2,596	$862
Variable lease (benefit) cost	(45)	$205
Finance lease cost:
Amortization of right-of-use assets	332	381
Interest on lease liabilities	31	53
Short-term lease cost	374	168
Total lease cost	$3,288	$1,669

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,484	$739
Operating cash flows from finance leases	$31	$53
Financing cash flows from finance leases	$417	$203
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$2,035	$9,588
Finance leases	$—	$—

The maturities of operating and finance lease liabilities (excluding short-term leases) are as follows (in thousands):

	As of December 31, 2022
	Operating Leases	Finance Leases
2023	$2,468	$240
2024	2,459	—
2025	1,777	—
2026	1,356	—
2027 and thereafter	3,428	—
Total minimum lease payments	11,488	240
Less: imputed interest	2,101	3
Present value of lease obligations	9,387	237
Less: current portion	1,895	237
Long-term portion of lease obligations	$7,492	$—

Note 21. Subsequent Events

Nasdaq Notices

In February 2023, the Company received a Staff Determination from the Listing Qualifications Staff of Nasdaq notifying the Company that unless the Company requests an appeal, trading of the Company's Class A common stock and warrants will be suspended from The Nasdaq Capital Market at the opening of business on February 14, 2023, and a Form 25-NSE will be filed with the SEC. On February 10, 2023, the Hearings Panel granted the Company a 15 calendar day stay of delisting, and informed the Company that it would be notified within this 15 calendar day period whether the Company’s request for a stay pending the hearing will be granted. The date for the delisting hearing was March 16, 2023. At the hearing, the Company presented its plan to regain compliance with Nasdaq Listing Rule 5250(c)(1) and requested the continued listing of its securities on The Nasdaq Capital Market pending such compliance. In March 2023, the Company received a letter from the Hearings Panel indicating that the Hearings Panel granted the Company’s request for continued listing until May 15, 2023, in order to allow the Company to regain compliance with the periodic filing rule.

The Company’s request for continued listing of its securities on The Nasdaq Capital Market until May 15, 2023 was granted subject to the condition that on or before May 15, 2023, the Company shall have filed with the SEC all delinquent reports, in compliance with the Periodic Filing Rule. Subsequently, on May 5, 2023, the Company notified the Hearings Panel and the Staff that the Company determined that it was necessary to seek an extension to May 31, 2023 to complete the annual audit of the Company’s financial statements for the year ended December 31, 2022 and for the Company to file the 2022 Form 10-K. The Company also requested an extension to June 7, 2023, to file the Q1 2023 Form 10-Q. On May 10, 2023, the Hearings Panel granted the Company’s requested extensions, providing the Company until May 31, 2023 to file the 2022 Form 10-K and June 7, 2023 to file the Q1 2023 Form 10-Q.

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

On May 16, 2023, the Company filed a Form 12b-25 to report that the Q1 2023 Form 10-Q would not be filed within the prescribed time period. On May 17, 2023, the Company received a second additional Staff Determination (the “Second Additional Staff Determination”) from the Staff notifying the Company that, because the Staff did not receive the Q1 2023 Form 10-Q, the Company does not comply with Nasdaq’s Listing Rules for continued listing, thus constituting an additional basis for delisting the Company’s securities from The Nasdaq Capital Market. The Second Additional Staff Determination further notified the Company that the Hearings Panel will consider this matter in their decision regarding the Company’s continued listing on The Nasdaq Capital Market, and that the Company should present its views with respect to this additional deficiency to the Hearings Panel in writing no later than May 24, 2023. On May 24, 2023, the Company filed its response to the Second Additional Staff Determination. There can be no assurance that we will successfully regain compliance or, if we do, that we will be able to remain in compliance.

On May 8, 2023 the Company received a letter from The Nasdaq Stock Market notifying the Company that, because the closing bid price for its common stock has been below $1.00 per share for 30 consecutive business days, it no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.

In the event the Company is not in compliance with the Minimum Bid Price Requirement by November 6, 2023, the Company may be afforded a second 180 calendar day grace period. To qualify, the Company would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement. In addition, the Company would be required to provide written notice of its intention to cure the minimum bid price deficiency during this second 180-day compliance period by effecting a reverse stock split, if necessary.

The Company will continue to monitor the closing bid price of its common stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods.

Delaware Court of Chancery Section 205

On February 13, 2023, the Company filed a petition under the caption In re Hyzon Motors Inc., C.A. No. 2023-0177-LWW (Del. Ch) in the Delaware Court of Chancery pursuant to Section 205 of the Delaware General Corporation Law (“DGCL”), which permits the Court of Chancery, in its discretion, to validate potentially defective corporate acts due to developments regarding potential interpretations of the DGCL stemming from the Court’s recent decision in Garfield v. Boxed, Inc., 2022 WL 17959766 (Del. Ch. Dec. 27, 2022). On March 6, 2023, the Court of Chancery granted our petition, holding that any defects that may have existed with respect to the conduct of the Special Meeting of Shareholders held on July 15, 2021, to approve the increase in the Company’s authorized share capital were ratified as of the meeting.

The Company continues to believe that, notwithstanding the relief the Delaware Court of Chancery granted to the Company under Section 205, at the time of DCRB Shareholder Meeting on July 16, 2021, the increase in the Company’s authorized share capital was validly approved by DCRB’s shareholders under Delaware law.

Strategic Partnership

In February 2023, the Company entered into a Technology Development Agreement (“TD Agreement”) with Hyliion Inc., for the purpose of working collaboratively to integrate a Hyzon fuel cell into a Hyliion powertrain on a Class 8 semi-truck. Subject to the terms and conditions of the TD Agreement, the parties grant one another a worldwide, irrevocable, nonexclusive, royalty-free, non-sublicensable license on their respective intellectual property solely for the limited purpose of developing the deliverable. The TD Agreement contains various representations, warranties, covenants, indemnities and other provisions customary for transactions of this nature. The term of the TD Agreement is one year, with the option of extending the term by mutual agreement. The Company agrees to reimburse Hyliion up to $1 million for research and development expenses incurred.

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

Our Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2022. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of December 31, 2022 our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

In light of the material weaknesses described below, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the ineffectiveness of our disclosure controls and procedures as well as material weaknesses in our internal control over financial reporting as of December 31, 2022, the consolidated financial statements for the periods covered by and included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the COSO framework, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022 due to the fact that material weaknesses existed in the company’s internal control over financial reporting as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management, under the oversight of our Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that the following material weaknesses in internal control over financial reporting reported in our amended Annual Report on Form 10-K/A for our fiscal year ended December 31, 2021 continue to exist as of December 31, 2022:

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

Because there is a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded that these deficiencies represent material weaknesses in our internal control over financial reporting and that our internal control over financial reporting was not effective as of December 31, 2022.

(c) Remediation Plan and Status

With oversight from the Audit Committee and input from the Board of Directors, management has begun designing and implementing changes in processes and controls to remediate the material weaknesses described above. Management and the Board of Directors, including the Audit Committee, are working to remediate the material weaknesses identified herein. While the Company expects to take other remedial actions, actions taken to date include:

•appointed new Chief Executive Officer and Interim Chief Financial Officer and created new roles of President of International Operations, President of North America, Chief Operating Officer, and Chief Human Resource Officer.

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

(d) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

N/A.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors
Our directors and executive officers, and their respective ages, are as follows:

Name	Age	Position
Executive Officers
Parker Meeks	42	Director and Chief Executive Officer
Jiajia Wu	42	Interim Chief Financial Officer and Chief Accounting Officer
John Edgley	53	President of International Operations
Pat Griffin	58	President, North America
Shinichi Hirano	64	Chief Technology Officer
John Zavoli	63	General Counsel and Chief Legal Officer
Bappaditya Banerjee	55	Chief Operating Officer
Sue Sun-LaSovage	57	Chief Human Resources Officer

Non-Employee Directors
George Gu	52	Director; Non-Executive Chairman
Erik Anderson (2)(4)	64	Director
Ivy Brown (1)(4)	60	Director
Dennis Edwards (1)(2)(3)(4)	52	Director
Andrea Farace(3)	67	Director
Viktor Meng (2)(3)	49	Director
Elaine Wong (1)(3)	47	Director; Lead Independent Director
(1)Member of the audit committee.
(2)Member of the compensation committee.
(3)Member of the nominating and corporate governance committee.
(4)Member of the environmental, social, and governance committee.
Executive Officers

Parker Meeks. Mr. Meeks has served as Chief Executive Officer of Hyzon since March 2023 and a member of the Board since May 2023. Prior to this role, Mr. Meeks served as President and Interim Chief Executive Officer of Hyzon since August 2022, and as Chief Strategy Officer of Hyzon since June 2021. From November 2018 to January 2021, Mr. Meeks served as President, Infrastructure Sector for TRC Companies, a design and construction management business in transportation, renewable energy and water resources end markets. Prior to that, from February 2012 to October 2018, Mr. Meeks served as Partner of McKinsey & Company, a global management consulting services company that Mr. Meeks joined in July 2005. Mr. Meeks served as the Managing Partner of McKinsey & Company’s Houston office from June 2013 to June 2016. Mr. Meeks holds an M.B.A degree in Finance from William Marsh Rice University and a B.S. degree in Electrical Engineering from Columbia University.

Jiajia Wu. Ms. Wu has served as Interim Chief Financial Officer of Hyzon since April 2023. Prior to this role, Ms. Wu served as Chief Accounting Officer and Principal Accounting Officer of Hyzon since September 2021. From October 2017 to August 2021, Ms. Wu served as Global Director, Technical and Cost Accounting and Financial Reporting for UL Solutions, a global safety science company providing testing, inspection and certification, training, advisory and risk management services, decision-making tools and intelligence in more than 100 countries. From April 2008 to September 2017, Ms. Wu served as Senior Manager, and previously as Manager and Senior Auditor, with EY, a global firm providing assurance, consulting, strategy and transactions, and tax services. Ms. Wu holds a B.B.A. in Accounting and M.S. in Education from Marshall University, and a B.A. in English Education from Soochow University in Suzhou, Jiangsu, China.

John Edgley. Mr. Edgley has served as President of International Operations of Hyzon overseeing and managing operations in Europe, Australia, and New Zealand since December 2022. Prior to this role, Mr. Edgley served as Managing Director of the Company’s wholly-owned subsidiary, Hyzon Motors Australia Pty Ltd. ("Hyzon Australia") since July 2021. Prior to joining Hyzon Australia, Mr. Edgley served as Chief Investment Officer for SHL Holdings in the firm's Melbourne, Australia offices from December 2019 to July 2021, focusing on various large infrastructure projects. Prior to this role, Mr. Edgley served for over a decade as an independent strategic advisor in private equity through his own company, Karora Living, for which he continues to serve as a non-executive Director. Mr. Edgley also serves as a non-executive Director of AAG Equity, a boutique agribusiness private equity company. Mr. Edgley holds an M.B.A. from Harvard University and a B.E. degree in mechanical and manufacturing engineering from the University of Melbourne.

Pat Griffin. Mr. Griffin has served as President, North America of Hyzon since April 2023. Prior to this role, Mr. Griffin served as President of Vehicle Operations of Hyzon since October 2021. Prior to joining Hyzon, Mr. Griffin served as CEO of Crane Carrier Corporation from 2020 to 2021. From 2019 to 2020, Mr. Griffin served as President of Light Duty Truck & EV Solutions for Fontaine Modification, a startup business for the Marmon Group. Prior to these roles, Mr. Griffin served as President of Marmon-Herrington from 2015 to 2019 for the Marmon Group (a Berkshire-Hathaway company). Mr. Griffin holds an M.A. degree in Organizational Management from Tusculum University, and a B.S degree in Welding Engineering from The Ohio State University. Additionally, he is a Six-Sigma Black Belt with 7 patent awards to his name.

Shinichi Hirano. Mr. Hirano has served as Hyzon’s Chief Technology Officer since September 2021 and joined Hyzon in May 2021. He is a 30-year veteran of the automotive fuel cell technology field. Mr. Hirano most recently spent 17-years in leadership at the Ford Motor Company, including the Ford-Daimler fuel cell alliance and USDRIVE/USCAR Fuel Cell teams in the partnership with the US Department of Energy. Prior to the Ford Motor Company, Mr. Hirano served in various research roles spanning 9 years at the Mazda Motor Corporation. Mr. Hirano holds 25 U.S. patents in the automotive hydrogen fuel cell and battery space. He has published 15 papers for scholarly journals, provided numerous lectures, plenary talks and professional presentations at universities and international conferences. He has also served as a guest scientist at Texas A&M University, Center for Electrochemical System and Hydrogen Research, in pursuit of fuel cell catalyst and MEA research. Mr. Hirano holds an Electrical Engineering degree from the Science University of Tokyo.

John Zavoli. Mr. Zavoli has served as General Counsel and Chief Legal Officer of Hyzon since February 2021. From March 2020 to February 2021, Mr. Zavoli served as General Counsel, and from January 2020 to March 2020, as Assistant General Counsel, of Karma Automotive, an electric vehicle manufacturer and alternative energy mobility company. From January 2017 to May 2019, Mr. Zavoli served as Senior Vice President and Senior Corporate Counsel of Conduent Inc., a software company focused on delivering mission-critical services and solutions on behalf of businesses and governments. Prior to that, Mr. Zavoli served as Senior Vice President and Senior Corporate Counsel in the Law Department of Xerox Corporation, a print and digital document products and services provider, from August 2014 to January 2017, where he supported the StrataCare business unit and other Xerox services businesses. Prior to that, Mr. Zavoli served as Chief Financial Officer and General Counsel of StrataCare, LLC from December 2007 to August 2014, when StrataCare, LLC was acquired by Xerox Corporation and eventually spun off into Conduent Inc. Mr. Zavoli holds an LL.M. from Boston University School of Law, a J.D. from University of Illinois Chicago Law School, and B.S. degree in Accounting from the University of Illinois Chicago.

Bappaditya Banerjee. Dr. Banerjee has served as Chief Operating Officer of Hyzon since May 2023. From 2017 to April 2023, he served as Vice President, Mining Equipment, for GE Transportation (a Wabtec Company), a leading global provider of equipment, systems, digital solutions, and value-added services for the freight, rail, transit, mining, industrial, and marine applications. Dr. Banerjee led the Mining Equipment business, including market and product strategy, new technology development, sales and marketing, order to delivery, field service and quality, aftermarket sales, service, and remanufacturing operations for propulsion systems for electrification of mining trucks. He led Power Agnostic strategy for electric propulsion systems for compatibility with alternate and augmenting sources of power to Diesel, from Trolley systems, battery systems, and fuel cell systems. From 1997 to 2017, Dr. Banerjee served in progressing roles with Caterpillar, Inc. where, from 2015 to 2017, he served as Worldwide Product Head, Off-highway Trucks & Wheel Tractor Scrapers. He holds a Ph. D, Mechanical Engineering from Purdue University, an MBA from the University of Chicago, an MS, Mechanical Engineering from Binghamton University, and a BE, Mechanical Engineering from the Delhi College of Engineering in India.

Sue Sun-LaSovage. Ms. Sun-LaSovage has served as Chief Human Resources Officer of Hyzon since May 2023. From 2021 to 2023, Ms. Sun-LaSovage served as Chief People Officer for Via Motors, a designer and manufacturer of electric commercial truck platforms. From 2018 to 2020, Ms. Sun-LaSovage served as Global Vice President, Human Resources for SRG Global, a Guardian Company and supplier of automotive and commercial truck parts and components. Previously, Ms. Sun-LaSovage held various senior-level human resources roles at LeSaffre Yeast Corporation, S.C. Johnson & Son, and Dow Chemical. She holds a Master’s Degree in Human Resources & Industrial Relations from the University of Minnesota, and a Bachelor’s Degree in Mechanical & Optical Engineering from HuaZhong University of Science & Technology in China.

Non-Employee Directors

George Gu. Mr. Gu has served as Non-Executive Chairman of the Board since August 2022. Prior to that Mr. Gu served as Executive Chairman of the Company since August 2020, and as Chief Executive Officer of Hyzon from January 2020, when he co-founded the Company. Mr. Gu co-founded Horizon, a leading international fuel cell producer, in 2003 and has served as Horizon’s Chairman since August 2019. Prior to that, Mr. Gu served as Horizon’s Chief Executive Officer from Horizon’s formation until August 2019. Mr. Gu served as the Chairman of Horizon Educational Group, an affiliate of Horizon focused on fuel cell education, from August 2019 to February 2021. From June 1999 to October 2003, Mr. Gu was the Digital Ventures Manager at Eastman Chemical Company, a specialty materials company primarily in the chemical industry, where he was responsible for clean technology and e-commerce. Mr. Gu holds an M.B.A. from the University of North Carolina (Chapel Hill) and a B.S. degree in Finance from Fudan University, Shanghai, China.

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

Erik Anderson. Mr. Anderson has served as a member of the Board since July 2021. Mr. Anderson served as DCRB’s Chief Executive Officer from September 2020 until July 2021 and as a member of the DCRB board of directors from October 2020 until July 2021. Mr. Anderson has served as the chief executive officer of Decarbonization Plus Acquisition Corporation III since February 11, 2021 and a member of its board of directors since March 2021. Mr. Anderson has served as the chief executive officer of Decarbonization Plus Acquisition Corporation II since January 2021 and a member of its board of directors since February 2021. Mr. Anderson founded WRG, a collaboration of leading investment firms providing integrated capital solutions to the global innovation economy, in 2002 and has served as chief executive officer of WRG since its inception. In 2018, Mr. Anderson became executive chairman of Singularity University, a company that offers executive educational programs, a business incubator and innovation consultancy service. Mr. Anderson is also the executive chairman of Topgolf Entertainment Group, a global sports and entertainment company. Mr. Anderson has received numerous honors, including the Ernst & Young Entrepreneur of the Year Award. In 2018 and 2017, Mr. Anderson was honored by Goldman Sachs as one of their Top 100 Most Intriguing Entrepreneurs. In 2019 and 2018, Mr. Anderson was ranked by Golf Inc. as the No. 3 most powerful person in the golf industry after being ranked No. 8 in 2017. Mr. Anderson is Vice-Chairman of ONEHOPE, a cause-centric consumer brand and technology company, and is the founder of America’s Foundation for Chess, currently serving 160,000 children in the United States with its First Move curriculum. Mr. Anderson serves on the Board of Play Magnus, an interactive chess app. In 2019, Mr. Anderson became a member of the board of Pro.com, a leader in the home improvement experience industry. His investment experience includes being partner at Frazier Healthcare Partners, chief executive officer of Matthew G Norton Co. and vice president at Goldman, Sachs & Co. Mr. Anderson was recognized early in his career as one of the top “40 under 40” young achievers and emerging leaders by Seattle’s Puget Sound Business Journal. Mr. Anderson holds a master’s and bachelor’s degree in Industrial Engineering from Stanford University and a bachelor’s degree (Cum Laude) in Management Engineering from Claremont McKenna College.

We believe Mr. Anderson is qualified to serve on the Board due to his experience serving as DCRB’s Chief Executive Officer and member of the DCRB board of directors, and his financial, investing and management expertise.

Ivy Brown. Ms. Ivy Brown has served as a member of the Board since July 2021. Ms. Brown was the President of United Parcel Service Northeast from April 2013 to January 2020. Ms. Brown’s career at UPS spanned 32 years, including positions as Package Division Manager from July 2006 to April 2013 and Director of Sales from August 2000 to July 2006. She has been a member of the board of directors of The Chef’s Warehouse (Nasdaq: CHEF), a specialty foods distributor, since November 2020. Ms. Brown holds an M.B.A. (Information Technology) from Golden Gate University and a B.S. degree (Industrial Engineering) from Southern Illinois University.

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

Andrea Farace. Mr. Farace has served as a member of the Board since May 2023. Since 2022, Mr. Farace has served on the Board of HBL Bank UK Ltd, a full service banking institution regulated by the UK PRA and the FCA, where he is currently Chairman. In addition, he currently serves (since 2020) on the Board of Wirecard Card Solutions Limited, a formerly FCA licensed e-money institution now in voluntary liquidation, and the Board of Ptech Holdings Gmbh (since 2023), a privately held electronic rating and credit analysis provider for the financial services sector. From March 2020 to December 2021, Mr. Farace served as Executive Vice President at Wirecard Card Solutions Limited, where he was responsible since June 2020 for all Wirecard Group divestitures globally working for the court appointed Administrator of the Wirecard AG group. Previously, from 1999 to February 2020, Mr. Farace held several senior positions at Citigroup Inc., as Head of, or Chief Operating Officer of, several businesses including Citi Holdings, Citi Transaction Services, Citi CEEMEA region, Citi Japan Investment Banking and Global Investment Banking. Mr. Farace holds a degree in Statistical, Demographic and Actuarial Sciences from the Università di Roma as well as a Master’s degree in Business Administration from Columbia Business School.

We believe Mr. Farace is qualified to serve on the Board based on his experience with institutional investors and financial markets providing a deep understanding of capital markets.

Viktor Meng. Mr. Meng has served as a member of the Board since August 2020. Mr. Meng has served as the Managing Director of Bscope Ltd., part of the Piëch-Nordhoff family office, which is focused on the management and execution of the long term strategic and sustainability interests of the Piëch-Nordhoff family, since March 2012 and Bscope Pte Ltd since 2017. One of the family office’s investment vehicles holds shares in Horizon Fuel Cell Technologies Pte. Ltd. Prior to co-founding Bscope, Mr. Meng prepared the entry of Porsche Holding GmbH, Europe’s largest automobile distribution and retailing company at the time, into the rapidly growing Chinese market as an independent consultant from 2002 to 2003. Mr. Meng worked as a Consultant at Haarmann Hemmelrath in Shanghai from 2001 to 2002 and at United Management Technologies in New York and London from 1999 to 2001, advising on corporate efficiency and alignment. Mr. Meng holds a B.S. summa cum laude in Business Administration from the State University of New York at Stony Brook and an MSc in Management from the London School of Economics.
We believe Mr. Meng is qualified to serve on the Board due to his expertise gained from serving as a member of Legacy Hyzon’s board of directors, and his nearly two decades of experience in global direct and venture investment.

Elaine Wong. Ms. Wong has served as a member of the Board since July 2021 and is the Lead Independent Director. Ms. Wong is a co-founder and a partner of H+ Partners, which was formed in 2021 to make private equity investments in companies that accelerate decarbonization, with a particular emphasis on companies in the hydrogen ecosystem. Prior to that, she co-founded Hydrogen Capital Partners in 2019 and co-founded HAO Capital, a China-focused Growth Equity Fund in June 2006. Ms. Wong worked at The Carlyle Group as an Associate in Washington, DC from July 1999 to August 2001 and as a Senior Associate in Hong Kong from June 2003 to June 2006. Prior to that, from August 1997 to July 1999, Ms. Wong worked as an Analyst at Arthur D. Little’s chemicals practice in Cambridge, MA. Ms. Wong holds an M.B.A. from Stanford Graduate School of Business and a B.S. (Chemical Engineering) from MIT.

We believe Ms. Wong is qualified to serve on the Board due to her over 20 years’ business experience in the private equity sector, her knowledge of the hydrogen energy economy and her experience serving on the boards of numerous companies that have gone on to become publicly listed companies.

Director Independence; Controlled Company Exemption

The Board determined that each of the directors other than George Gu and Parker Meeks qualifies as an independent director of the Board, as defined under the Nasdaq listing rules, and the Board consists of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit committee, as discussed below.
Hymas and its affiliates control a majority of the voting power of the Class A common stock. As a result, we are a “controlled company” under Nasdaq rules. As a controlled company, we may elect not to comply with certain Nasdaq corporate governance requirements, including those that would require:

•the Board to have a majority of independent directors;

•that Hyzon establish a compensation committee comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•that Hyzon have independent director oversight of Hyzon’s director nominations.

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

Role of Board in Risk Oversight

One of the key functions of the Board is informed oversight of our risk management process. The Board administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure, and Hyzon’s audit committee has the responsibility to consider and discuss Hyzon’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. Hyzon’s compensation committee also assesses and monitors whether Hyzon’s compensation plans, policies and programs comply with applicable legal and regulatory requirements, and Hyzon’s nominating and corporate governance committee provides oversight with respect to corporate governance and monitors the effectiveness of Hyzon’s corporate governance policies and principles.

Board Committees

The Board established an audit committee, a compensation committee, an environmental, social, and governance ("ESG") committee, and a nominating and corporate governance committee. The Board adopted a charter for each of these committees, which charters comply with the applicable requirements of Nasdaq rules. We intend to comply with future requirements to the extent they will be applicable to us. Copies of the charters for the audit committee, the compensation committee and the nominating and corporate governance committee are available on the investor relations portion of our website at www.hyzonmotors.com. Each committee has the composition and responsibilities described below.

Audit Committee

Our audit committee consists of Ivy Brown, Dennis Edwards, and Elaine Wong. Ki Deok Park was previously on the audit committee as a financial expert prior to his resignation effective January 31, 2023. The Board determined that each of the members of the audit committee satisfies the independence requirements of the Nasdaq listing rules and Rule 10A-3 under the Exchange Act. Each member of the audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the Board examined each audit committee member’s scope of experience and the nature of their prior and/or current employment. During the 2022 fiscal year, our audit committee held eleven meetings.

Ivy Brown serves as the chair of the audit committee. The Board determined that Elaine Wong qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq listing rules. In making this determination, the Board considered Ms. Wong's formal education and previous experience in financial roles. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

The functions of this committee include, among other things:

•evaluating the performance, independence and qualifications of our independent auditors and determining their compensation and whether to retain our existing independent auditors or engage new independent auditors;

•reviewing our financial reporting processes and disclosure controls;

•reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

•reviewing the adequacy and effectiveness of our internal control policies and procedures, including the agenda, responsibilities, priorities, plan and staffing of our internal audit function;

•reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and estimates to be used by us;

•obtaining and reviewing at least annually a report by our independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality-control review;

•monitoring the rotation of partners of our independent auditors on our engagement team as required by law;

•prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;

•preparing any report of the audit committee required by the rules and regulations of the SEC for inclusion in our annual proxy statement and reviewing our annual and quarterly financial statements and reports, including the disclosures contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;

•reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy, and effectiveness of our financial controls and critical accounting policies and estimates;

•reviewing with management and our auditors any earnings announcements and other public announcements regarding material developments;

•establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by our employees or any provider of accounting-related services of concerns regarding questionable accounting and auditing matters and review of submissions and the treatment of any such complaints;

•reviewing and approving of any related party transactions that are required to be disclosed under SEC rules that require such approval under our related party transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of ethics;

•reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented;

•conducting and reviewing with the Board an annual self-assessment of the performance of the audit committee, and reviewing and assessing the audit committee charter at least annually; and

•reporting to the Board on a regular basis.

The composition and function of the audit committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and regulations. We will seek to comply with future requirements to the extent they become applicable to us.

Compensation Committee

Our compensation committee consists of Erik Anderson, Dennis Edwards, and Viktor Meng. Erik Anderson serves as the chair of the compensation committee. The Board has determined that each of the members of the compensation committee are non-employee directors, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfy the independence requirements of Nasdaq. During the 2022 fiscal year, the compensation committee held two meetings. The functions of the committee include, among other things:

•establishing our general compensation philosophy and, in consultation with management, overseeing the development and implementation of compensation programs;

•reviewing and approving the corporate objectives that pertain to the determination of executive compensation;

•determining and approving the compensation and other terms of employment of our executive officers;

•reviewing and approving performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;

•making recommendations to the Board regarding the adoption or amendment of equity and cash incentive plans and approving such plans or amendments thereto to the extent authorized by the Board;

•overseeing the activities of the committee or committees administering our retirement and benefit plans;

•reviewing and making recommendations to the Board regarding the type and amount of compensation to be paid or awarded to non-employee board members;

•reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;

•administering our equity incentive plans, to the extent such authority is delegated by the Board;

•reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections, indemnification agreements and any other material agreements for our executive officers;

•reviewing with management our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is required to be included in any such report or proxy statement;

•preparing an annual report on executive compensation, to the extent such report is required to be included in our annual proxy statement or Form 10-K;

•reviewing and evaluating on an annual basis the performance of the compensation committee and recommending such changes as deemed necessary with the Board; and

•in consultation with management, overseeing regulatory compliance with respect to compensation matters including overseeing our policies on structuring compensation programs to preserve tax deductibility.

The composition and function of the compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. We will seek to comply with future requirements to the extent they become applicable to us.

ESG Committee

Our ESG committee was established in July 2022 and consists of Erik Anderson, Ivy Brown, and Dennis Edwards. Dennis Edwards serves as the chair of the ESG committee. The Board has determined that each of the members of the ESG committee are non-employee directors, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfy the independence requirements of Nasdaq. During the 2022 fiscal year, the ESG committee held one meeting. The functions of the ESG committee include, among other things:

•recommending to the Board the Company’s overall general strategy concerning environmental, health and safety, corporate social responsibility, sustainability, philanthropy, diversity, equity and inclusion, community issues, political contributions and lobbying and other public policy matters relevant to the Company;

•overseeing the Company’s policies, practices and performance and manage the reporting standards with respect to ESG matters; and

•reporting to the Board current and emerging topics relating to ESG matters listed below that may affect the business, operations, performance or public image of the Company or are pertinent to us and our stakeholders in support of our evolving global business:

◦environmental impact on air, land, water, ecosystems, and human health that may be created by business activities, with a view toward avoiding or minimizing such impact;

◦social matters, including promoting health and safety, creating a diverse workforce, encouraging labor-management relations, protecting human rights in our supply chain and focusing on product integrity, in order to increase morale and reduce turnover and absenteeism; and

◦governance matters, particularly addressing diversity and inclusion.
Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Dennis Edwards, Andrea Farace, Viktor Meng and Elaine Wong. Elaine Wong serves as the chair of the nominating and corporate governance committee. Mr. Farace joined the nominating and governance committee effective May 4, 2023 when he was appointed to our Board. The Board has determined that each of the members of our nominating and corporate governance committee satisfy the independence requirements of Nasdaq. During the 2022 fiscal year, the nominating and corporate governance committee held three meetings. The functions of this committee include, among other things:

•identifying, reviewing and making recommendations of candidates to serve on the Board;

•evaluating the performance of the Board, committees of the Board and individual directors and determining whether continued service on the Board is appropriate;

•evaluating nominations by stockholders and management of candidates for election to the Board;

•evaluating the current size, composition and organization of the Board and its committees and making recommendations to the Board for approvals;

•evaluating the “independence” of directors and director nominees against the independence requirements under the Nasdaq Rules and regulations promulgated by the SEC and such other qualifications as may be established by the Board from time to time and make recommendations to the Board as to the independence of directors and nominees;

•recommending to the Board directors to serve as members of each committee, as well as candidates to fill vacancies on any committee of the Board;

•reviewing annually our corporate governance policies and principles and recommending to the Board any changes to such policies and principles;

•advising and making recommendations to the Board on corporate governance matters; and

•reviewing annually the nominating and corporate governance committee charter and recommending any proposed changes to the Board, including undertaking an annual review of its own performance.

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

Limitation on Liability and Indemnification of Directors and Officers

The Charter limits our directors’ liability to the fullest extent permitted under the DGCL. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:
•for any transaction from which the director derives an improper personal benefit;
•for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•for any unlawful payment of dividends or redemption of shares; or
•for any breach of a director’s duty of loyalty to the corporation or its stockholders.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the SEC. To our knowledge, based solely on a review of copies of such reports furnished to us by our officers and directors, we believe that, during the fiscal year ended December 31, 2022, there were no failures to timely file reports by persons required to file reports under Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

This section provides an overview of Hyzon’s executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

Hyzon’s Compensation Committee, in consultation with the board of directors, determines the compensation for Hyzon’s named executive officers. For the year ended December 31, 2022, Hyzon’s named executive officers were:

•Parker Meeks, Chief Executive Officer (Former President and Interim Chief Executive Officer);

•Samuel Chong, Former Chief Financial Officer;

•Pat Griffin, President, North America (Former President of Vehicle Operations);

•George Gu, Former Executive Chairman; and

•Craig Knight, Former Chief Executive Officer

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

2022 Summary Compensation Table

The 2022 compensation program for Hyzon’s named executive officers consisted of base salary, incentive compensation delivered in the form of restricted stock units and certain other compensation. The following table sets forth information concerning the compensation of the named executive officers for the year ended December 31, 2022.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (A)	All Other Compensation ($) (B)	Total ($)
Parker Meeks	2022	482,308	160,779	799,019	28,500	1,470,606
Chief Executive Officer (Former President and Interim Chief Executive Officer) (1)	2021	250,961	—	2,603,997	11,133	2,866,091
Samuel Chong	2022	346,154	—	1,917,000	22,500	2,285,654
Former Chief Financial Officer (2)	2021	—	—	—	—	—
Pat Griffin	2022	361,704	26,433	489,000	18,000	895,137
President, North America (Former President of Vehicle Operations) (3)	2021	—	—	—	—	—
George Gu	2022	328,846	266,000	—	625,750	1,220,596
Former Executive Chairman (4)	2021	410,577	—	—	18,942	429,519
Craig Knight	2022	294,231	252,000	—	22,500	568,731
Former Chief Executive Officer (5)	2021	378,658	—	—	35,757	414,415
(1)Mr. Meeks became Chief Executive Officer of Hyzon effective March 13, 2023. Prior to that role, Mr. Meeks served as President and Interim Chief Executive Officer of Hyzon since August 2022 and Chief Strategy Officer since June 2021.
(2)Mr. Chong was appointed Chief Financial Officer effective April 12, 2022 and subsequently resigned effective February 10, 2023. Mr. Chong forfeited the restricted stock units reported above for the fiscal year 2022 in connection with his resignation.
(3)Mr. Griffin became a named executive officer of the Company in 2022. Mr. Griffin became President, North America effective April 2023 prior to which he served as President of Vehicle Operations.
(4)Mr. Gu transitioned from his role as Executive Chairman of the Company to the role of Director, Chairman of the Board effective August 17, 2022, and since that time, Mr. Gu no longer serves as an executive officer of the Company.
(5)On August 18, 2022, Mr. Knight departed from his role as Chief Executive Officer and as director of the Company. On January 17, 2023, after a review of additional information, the Board of Directors of the Company determined that Mr. Knight’s departure should constitute a termination for cause under Mr. Knight’s employment agreement.

(A)Stock Awards

Amounts in this column represent the aggregate grant date fair value of restricted stock unit awards computed in accordance with ASC 718. See Note 16. Stock-based Compensation Plans to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock awards.

(B)All Other Compensation

Hyzon provides benefits to its named executive officers on the same basis as provided to all of its employees, including with respect to health, dental and vision insurance; life insurance; and access to a tax-qualified Section 401(k) plan. Hyzon does not maintain any executive-specific benefit or perquisite programs. For Messrs. Meeks, Chong, Griffin and Knight, the full amount for 2022 represents Hyzon's 401(k) contribution. For Mr. Gu, the amount for 2022 includes Hyzon's 401(k) contribution of $23,750, consultant arrangement-related fees of $127,000 and severance pay of $475,000.

Additional Narrative Disclosure

Agreements with Hyzon’s Named Executive Officers

Hyzon has entered into employment agreements and other letter agreements with each of Messrs. Meeks, Chong, Griffin, Gu, and Knight, with respect to their service with the Company.

Employment Agreement with Mr. Meeks

On June 7, 2021, Hyzon entered into an employment agreement with Mr. Meeks. The employment agreement provides Mr. Meeks with an annual base salary of $450,000, which amount was increased to $570,000 effective as of September 29, 2022, pursuant to an amendment dated October 18, 2022 between the Company and Mr. Meeks. Mr. Meeks is eligible to receive an annual cash bonus with an annual target of up to 70% of his base salary. Mr. Meeks also received an equity award grant under the 2021 Plan in an amount equal to 496,160 restricted stock units, which vest in equal tranches over a four-year vesting schedule starting in 2021. Mr. Meeks is also entitled to participate in Hyzon employee health/welfare and retirement benefit plans and programs as are made available to senior-level executives or employees generally. In December 2022, Mr. Meeks received an additional equity award grant of 490,196 restricted stock units, which vest on the second anniversary of the grant date.

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

Mr. Meeks’ employment agreement also contains certain restrictions, including a perpetual non-disclosure covenant with respect to confidential information, as well as customary non-competition and non-solicitation covenants by which Mr. Meeks is bound during his employment and for one year thereafter.

Employment Agreement with Mr. Chong

Mr. Chong was appointed Chief Financial Officer effective April 12, 2022 in which role he served until his resignation effective February 10, 2023. In connection with his appointment, on March 21, 2022, Hyzon entered into an employment agreement with Mr. Chong with respect to Mr. Chong's service as Chief Financial Officer of Hyzon.

The employment agreement provided Mr. Chong with an annual base salary of $450,000. Mr. Chong was eligible to receive an annual cash bonus with an annual target of up to 70% of his base salary. Mr. Chong also received an equity award grant under the 2021 Plan in an amount equal to 300,000 restricted stock units, which was scheduled to vest in equal tranches over a four-year vesting schedule commencing upon the first anniversary of the grant date, subject to continued employment. In December 2022, Mr. Chong received an additional equity award grant of 300,000 restricted stock units, which was schedule to vest on the second anniversary of the grant date. Both grants of restricted stock units were forfeited by Mr. Chong upon his resignation.

Mr. Chong was also entitled to participate in Hyzon employee health/welfare and retirement benefit plans and programs as are made available to senior-level executives or employees generally.

Upon a termination by Hyzon without cause or by Mr. Chong for good reason (as such terms are defined in the employment agreement), Mr. Chong was eligible to receive: (i) a lump sum payment equal to 18 months’ base salary (in the case of a qualifying change in control termination, as defined in the employment agreement) or 12 months’ base salary (if there is not a qualifying change in control termination), (ii) a pro-rata bonus for the year of termination, (iii) reimbursement for continued medical benefits for a period of up to 18 months in connection with a qualifying change in control termination or up to 12 months for a qualifying termination not in connection with a change in control and (iv) full vesting of outstanding equity awards under the 2021 Plan (in the case of a qualifying change in control termination) or accelerated vesting of outstanding equity awards under the 2021 Plan that would have vested during the 12 month period following termination had Mr. Chong remained continuously employed by Hyzon (if there is not a qualifying change in control termination).

Mr. Chong's employment agreement also contained certain restrictions, including a perpetual non-disclosure covenant with respect to confidential information, as well as customary non-competition and non-solicitation covenants by which Mr. Chong was bound during his employment and for one year thereafter.

Employment Agreement with Mr. Griffin

On October 25, 2021, Hyzon entered into an employment agreement with Mr. Griffin with respect to Mr. Griffin's service as President of Vehicle Operations of Hyzon. The employment agreement provides Mr. Griffin with an annual base salary of $360,000. Mr. Griffin is eligible to receive an annual cash bonus with an annual target of up to 50% of his base salary. Mr. Griffin also received an equity award grant under the 2021 Plan in an amount equal to 80,000 restricted stock units, which vest in equal tranches over a four-year vesting schedule commencing upon the first anniversary of the grant date, subject to continued employment. In December 2022, Mr. Griffin received an additional equity award grant of 300,000 restricted stock units, which vest on the second anniversary of the grant date.

Mr. Griffin is also entitled to participate in Hyzon employee health/welfare and retirement benefit plans and programs as are made available to senior-level executives or employees generally.

Mr. Griffin’s employment agreement provides for “at-will” employment and, at any time, either Mr. Griffin or Hyzon may terminate the employment agreement, generally upon 60 days’ notice. Upon a termination for any reason, Mr. Griffin is entitled to receive any earned, but unpaid base salary, any accrued and unused vacation and any owed reimbursements pursuant to the employment agreement. Upon a termination by Hyzon without cause or by Mr. Griffin for good reason (as such terms are defined in the employment agreement), Mr. Griffin will also receive: (i) a lump sum payment equal to 18 months’ base salary (in the case of a qualifying change in control termination, as defined in the employment agreement) or 12 months’ base salary (if there is not a qualifying change in control termination), (ii) a pro-rata bonus for the year of termination, (iii) reimbursement for continued medical benefits for a period of up to 18 months in connection with a qualifying change in control termination or up to 12 months for a qualifying termination not in connection with a change in control and (iv) full vesting of outstanding equity awards under the 2021 Plan (in the case of a qualifying change in control termination) or accelerated vesting of outstanding equity awards under the 2021 Plan that would have vested during the 12 month period following termination had Mr. Griffin remained continuously employed by Hyzon (if there is not a qualifying change in control termination).

Mr. Griffin's employment agreement also contains certain restrictions, including a perpetual non-disclosure covenant with respect to confidential information, as well as customary non-competition and non-solicitation covenants by which Mr. Griffin is bound during his employment and for one year thereafter.

Agreements with Mr. Gu

On July 9, 2021, Hyzon entered into an employment agreement with Mr. Gu with respect to Mr. Gu’s service as Executive Chairman of Hyzon. Effective August 17, 2022, Mr. Gu ceased serving as Executive Chairman of the Company and became Director, Chairman of the Board.

The employment agreement provided Mr. Gu with an annual base salary of $475,000. Mr. Gu was eligible to receive an annual cash bonus with an annual target of up to 70% of his base salary. Upon a termination for any reason, Mr. Gu was entitled to receive any earned, but unpaid base salary, any accrued and unused vacation and any owed reimbursements pursuant to the employment agreement. Upon a termination by Hyzon without cause or by Mr. Gu for good reason (as such terms are defined in the employment agreement), Mr. Gu would also receive: (i) a lump sum payment equal to 24 months’ base salary (in the case of a qualifying change in control termination, as defined in the employment agreement) or 12 months’ base salary (if there is not a qualifying change in control termination), (ii) a pro-rata bonus for the year of termination, (iii) reimbursement for continued medical benefits for a period of up to 24 months in connection with a qualifying change in control termination or up to 12 months for a qualifying termination not in connection with a change in control and (iv) full vesting of outstanding equity awards under the 2021 Plan (in the case of a qualifying change in control termination) or 12 months’ accelerated vesting of outstanding equity awards under the 2021 Plan (if there is not a qualifying change in control termination).

On November 10, 2022, the Company and Mr. Gu, executed a Letter Agreement covering the terms of Mr. Gu's transition from his role as the Executive Chairman of the Company to the role of non-Executive Chairman of the Board effective August 17, 2022. Mr. Gu's employment with the Company terminated. Under the Letter Agreement, the Company agreed to provide Mr. Gu with the following separation payments and benefits as provided under his employment agreement: (i) a lump sum of $475,000, less applicable withholdings, payable within 30 days of the effectiveness of a general release and waiver of claims; and (ii) continued medical benefits (as defined in the employment agreement) for up to 12 months. The Letter Agreement contains a general release and waiver of claims, subject to customary exceptions. Mr. Gu’s stock options will continue to be governed by their applicable terms and conditions, and unvested options remain eligible vest during the period in which Mr. Gu continues to provide services to the Company as a director. Mr. Gu also reaffirmed the restrictive covenants set forth in his employment agreement, including a perpetual nondisclosure covenant with respect to confidential information, as well as customary non-competition and non-solicitation covenants by which Mr. Gu was bound for one year thereafter.

On November 10, 2022, the Company and Mr. Gu also entered into a Board of Directors and Strategic Advisors Agreement covering Mr. Gu's services as non-Executive Chairman of the Board. Under the Board of Directors and Strategic Advisors Agreement, Mr. Gu may, at the request of the Company, perform various technical advisory services.

Mr. Gu’s compensation for his service as non-Executive Chairman of the Board is $110,000 annually, payable quarterly in arrears, and he will be eligible to receive an annual equity grant with a value of $195,000 in the aggregate, consisting of stock options and restricted stock units. In addition, Mr. Gu’s compensation for his service as a technical advisor will be $500.00 per hour, with a minimum annual compensation of $200,000.00 for the first year of the agreement. Mr. Gu’s services as technical advisor to the Company are terminable by the Company or Mr. Gu at any time for any reason. The Board of Directors and Strategic Advisors Agreement remains in effect for as long as Mr. Gu is elected and serving as Chairman of the Board.

Employment Agreement with Mr. Knight

On July 9, 2021, Hyzon entered into an employment agreement with Mr. Knight with respect to Mr. Knight’s service as Chief Executive Officer of Hyzon. On August 18, 2022, Craig Knight departed from his role as Chief Executive Officer and as director of the Company. On January 17, 2023, after a review of additional information, the Board of Directors of the Company determined that Mr. Knight’s departure should constitute a termination for cause under Mr. Knight’s employment agreement.

The employment agreement provided Mr. Knight with an annual base salary of $450,000. Mr. Knight was eligible to receive an annual cash bonus with an annual target of up to 70% of his base salary.

Mr. Knight’s employment agreement also contained certain restrictions, including a perpetual non-disclosure covenant with respect to confidential information, as well as customary non-competition and non-solicitation covenants by which Mr. Knight was bound during his employment and for one year thereafter.

Outstanding Equity Awards at 2022 Fiscal Year End

The following table presents information regarding outstanding equity awards held by Hyzon’s named executive officers as of December 31, 2022.

			Option Awards				Stock Awards
Name	Award Type	Grant Date	Number of Securities Underlying Unexercised Options - Exercisable (#)	Number of Securities Underlying Unexercised Options - Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested(6) ($)
Parker Meeks	RSUs (1)	6/9/2021	—	—	—	—	248,080	384,524
	RSUs (3)	12/19/2022	—	—	—	—	490,196	759,804
Sam Chong (7)	RSUs (2)	4/15/2022	—	—	—	—	300,000	465,000
	RSUs (3)	12/19/2022	—	—	—	—	300,000	465,000
Pat Griffin	RSUs (2)	10/25/2021	—	—	—	—	60,000	93,000
	RSUs (3)	12/19/2022	—	—	—	—	300,000	465,000
George Gu	Options (4)	11/12/2020	5,537,500	5,537,500	1.41	1/3/2036	—	—
Craig Knight	Options (5)	11/12/2020	5,537,500	—	1.13	1/4/2036	—	—
(1)The RSUs granted to Mr. Meeks vest in four equal annual installments commencing upon the grant date, subject to continued employment.
(2)The RSUs granted to Mr. Chong and Mr. Griffin vest in four equal annual installments commencing upon the first anniversary of the grant date, subject to continued employment.
(3)The RSUs granted to Messers. Meeks, Chong, and Griffin vest on the second anniversary of the grant date, subject to continued employment.
(4)The option awards reported in this column granted to Mr. Gu vest as follows: 50% on the grant date and 50% on the occurrence of a Qualified HFCT Exit Event (as defined therein and described below under “Additional Narrative Disclosure—Potential Payments Upon a Termination or Change in Control”).
(5)The option awards reported in these columns granted to Mr. Knight were fully vested on the grant date.
(6)Market value is calculated by multiplying the closing market price of $1.55 for Hyzon common stock as of December 30, 2022 (the final trading day of the year), as reported by Nasdaq, by the number of shares or units of stock.
(7)Outstanding RSUs held by Mr. Chong were forfeited in their entirety upon his resignation from the Company effective February 10, 2023.

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

Potential Payments Upon Termination or Change in Control

Pursuant to the employment agreements with each of Messrs. Meeks and Griffin with Hyzon, upon a termination by Hyzon without cause or by the executive for good reason, the executive will receive: (i) a lump sum payment equal to 18 months’ base salary (in the case of a qualifying change in control termination, as defined in the employment agreement) or 12 months’ base salary (if there is not a qualifying change in control termination), (ii) a pro-rata bonus for the year of termination, (iii) reimbursement for continued medical benefits for a period of up to 18 months in connection with a qualifying change in control termination or up to 12 months for a qualifying termination not in connection with a change in control and (iv) full vesting of outstanding equity awards under the 2021 Plan (in the case of a qualifying change in control termination) or 12 months’ accelerated vesting of outstanding equity awards under the 2021 Plan (if there is not a qualifying change in control termination).

The award agreement evidencing Mr. Gu’s option grant provides that 50% of the option vests in the event of a Qualified HFCT Exit Event (as defined below). The award agreement also provides that if Mr. Gu experiences a termination of employment for any reason prior to the occurrence of a Qualified HFCT Exit Event, then the portion of the option related to the Qualified HFCT Exit Event immediately terminates. In the Letter Agreement between the Company and Mr. Gu from November 2022, the parties confirmed that Mr. Gu’s stock options will continue to be governed by their applicable terms and conditions, and unvested options remain eligible vest during the period in which Mr. Gu continues to provide services to the Company as a director.

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

Director Compensation

The Compensation Committee engaged Pearl Meyer to establish a Non-Employee Director Compensation Program (the “Director Program”). The Company felt using Pearl Meyer would ensure that the Director Program would align the directors’ interests with the long-term interests of stockholders and that the structure of the compensation is simple, transparent and easy for stockholders to understand. The Compensation Committee also considered whether the Director Program fairly compensates the Company’s directors in light of the size and scope of the Company. Employee directors do not receive additional compensation for their services as directors.

Pursuant to the Director Program, each non-employee director of Hyzon is eligible to receive:

•an annual retainer of $60,000;

•an annual retainer of $20,000 for the chair of the Audit Committee, $15,000 for the chair of the Compensation Committee, $10,000 for the chair of the ESG Committee and $10,000 for the chair of the Nominating and Corporate Governance Committee;

•an annual retainer of $10,000 for members of the Audit Committee, $7,500 for members of the Compensation Committee, $5,000 for members of the ESG Committee and $5,000 for members of the Nominating and Corporate Governance Committee;

•an initial equity retainer with a value of $225,000 (payable in the form of stock options and restricted stock units, granted in connection with initial election to the Board);

•an annual equity retainer with a value of $165,000 in connection with the annual shareholders meeting, split equally between non-qualified stock options and restricted stock units, that vests on the one-year anniversary of the grant;

•an additional annual cash retainer of $50,000 for serving as Chairman of the Board;

•an additional annual cash retainer of $30,000 for serving as Lead Independent Director.

Director Compensation Table
The following table shows the compensation received or earned by each of our non-employee directors in fiscal year 2022:

2022	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Option Awards (3) ($)	All Other Compensation (5) ($)	Total ($)
George Gu	36,667	—	—	127,000	163,667
Erik Anderson	77,500	166,607	169,934	—	414,041
Ivy Brown	82,500	166,607	169,934	—	419,041
Dennis Edwards	77,500	166,607	169,934	—	414,041
Viktor Meng	72,500	166,607	169,934	—	409,041
Ki Deok Park (4)	70,000	166,607	169,934	—	406,541
Elaine Wong	110,000	166,607	169,934	—	446,541
(1)Amount reflects an annual cash retainer of $60,000 in 2022 for all directors and additional fees for service as a committee member and committee chair. The amounts reported for Mr. Gu, which are earned pursuant to the Letter Agreement discussed above in "Additional Narrative Disclosure-Agreements with Mr. Gu", are prorated based on the period in 2022 during which he served as non-Executive Chairman of the Board.
(2)Amount reflects the aggregate grant date fair value of RSUs granted in 2022. Fair value is calculated using the closing price of Class A common stock as of the date of grant. As of December 31, 2022, each director (other than Mr. Gu) had 33,864 RSUs outstanding.
(3)Amount reflects the aggregate grant date fair value of option awards granted in 2022. As of December 31, 2022, each director (other than Mr. Gu) had 89,882 option awards outstanding, and Mr. Gu had 11,296,500 option awards outstanding. For additional information on the valuation assumptions with respect to option awards, see Note 14. Fair Value Measurements.
(4)Mr. Park resigned from the Board effective January 31, 2023. As of January 31, 2023, 10,457 of Mr. Park's option awards and 5,962 of Mr. Park's restricted stock units had previously vested. Upon his resignation, the remaining option awards and restricted stock units granted to Mr. Park during 2022 were forfeited.
(5)For Mr. Gu, the amount for 2022 includes consultant arrangement-related fees of $127,000, which is also included in his amount under the column "All Other Compensation" in the "2022 Summary Compensation Table".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company regarding the beneficial ownership of Class A common stock as of April 30, 2023 by:

•each person known to the Company to be the beneficial owner of more than 5% of outstanding Class A common stock;

•each of the Company’s named executive officers and directors; and

•all executive officers and directors of the Company as a group.

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

The beneficial ownership of Class A common stock is based on 244,599,212 shares of Class A common stock issued and outstanding as of April 30, 2023. Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of Class A common stock beneficially owned by them.

Name and Address of Beneficial Owners	Number of Shares of Class A Common Stock Beneficially Owned	% of Outstanding Class A Common Stock
Five Percent Holders (1)
Horizon Fuel Cell Technologies Pte. Ltd.(2)	151,869,414	62.1%
Directors and Executive Officers
Erik Anderson (3)	647,365	*
Ivy Brown (4)	16,418	*
Dennis Edwards (5)	193,618	*
Andrea Farace (6)	—	*
Viktor Meng (7)	60,718	*
Elaine Wong (8)	797,804	*
George Gu (9)	5,759,000	2.4%
Parker Meeks (10)	288,674	*
Craig Knight (11)	5,880,700	2.4%
Pat Griffin (12)	15,130	*
Samuel Chong (13)	—	*
All Directors and Executive Officers as a group (15 persons) (14)	7,882,111	3.2%
_________________
*Less than one percent.

(1)The Company is permitted to rely on the information reported by each beneficial owner in filings with the SEC and has no reason to believe that the information is incomplete or inaccurate or that the beneficial owner should have filed an amended report and did not.
(2)Hymas is the record holder of the shares. Hymas is 79.62% owned indirectly by Horizon, through its subsidiaries, including JS Horizon and Horizon Fuel Cell Technology (Hong Kong) Ltd. (“HFCT HK”). Horizon, by reason of its ownership of the voting securities of JS Horizon, JS Horizon’s ownership of the voting securities of HFCT HK, and HFCT HK’s ownership of the voting securities of Hymas, ultimately has the right to elect or appoint the members of the governing body of Hymas and, therefore, to direct the management and policies of Hymas. As a result, Horizon has voting and investment power over the shares of Class A common stock held of record by Hymas. Mr. Gu beneficially owns 17.6% of Horizon, consisting of 119,892 Ordinary Shares of Horizon, which is approximately 46.9% of the outstanding Ordinary Shares of Horizon, and 1 D-1 Preferred Share of Horizon, which is approximately 0.0% of the outstanding D-1 Preferred Shares of Horizon. Mr. Gu disclaims any beneficial ownership of Class A common stock by reason of his beneficial ownership of shares of Horizon. The address for Horizon and Hymas is Enterprise Hub, 48 Toh Guan Road East, Postal 608586, #05-124, Singapore. The address for JS Horizon is 302-309BOT
Building A, New Environmental Materials Industrial Park, Huada Road, Jingang Town, Zhangjiagang City, Jiangsu, China. The address for HFCT HK is 11/F., Capital Centre, 151 Gloucester Road, Wanchai, Hong Kong.
(3)WRG DCRB Investors, LLC is the record holder of 630,947 shares reported herein. WestRiver Management, LLC is the managing member of WRG DCRB Investors, LLC. Erik Anderson is the sole member of WestRiver Management, LLC and has voting and investment discretion with respect to the common stock held of record by WRG DCRB Investors, LLC. As such, each of WestRiver Management, LLC and Erik Anderson may be deemed to have or share beneficial ownership of the Class A common stock held directly by WRG. Each such entity or person disclaims any such beneficial ownership. The business address of each of these entities and Erik Anderson is 920 5th Ave, Ste 3450, Seattle, WA 98104. Additionally, Erik Anderson beneficially owns 5,961 shares of Class A common stock, and 10,457 shares of Class A common stock issuable upon the exercise of options within 60 days.
(4)Consists of 5,961 shares of Class A common stock, and 10,457 shares of Class A common stock issuable upon the exercise of options within 60 days.
(5)Consists of 183,161 shares of Class A common stock, and 10,457 shares of Class A common stock issuable upon the exercise of options within 60 days.
(6)Appointed as a director to the Board effective May 4, 2023.
(7)Consists of 32,541 shares of Class A common stock, and 28,177 shares of Class A common stock issuable upon the exercise of options within 60 days.
(8)Consists of 787,347 shares of Class A common stock, and 10,457 shares of Class A common stock issuable upon the exercise of options within 60 days.
(9)Consists of 221,500 shares of Class A common stock, and 5,537,500 shares of Class A common stock issuable upon the exercise of options within 60 days.
(10)Consists of 164,634 shares of Class A common stock and 124,040 shares of Class A common stock issuable upon the exercise of restricted stock units within 60 days.
(11)Consists of 343,200 shares of Class A common stock, and 5,537,500 shares of Class A common stock issuable upon the exercise of options within 60 days.
(12)Consists of 15,130 shares of Class A common stock.
(13)Mr. Chong did not beneficially own any Class A common stock upon his resignation effective February 10, 2023.
(14)Consists of 2,150,566 shares of Class A common stock and 5,731,545 shares of Class A common stock issuable upon the exercise of options or restricted stock units within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

An aggregate of approximately 43.2 million shares of Class A common stock have been reserved for issuance under the 2021 Plan.

The following table reflects information for our 2021 Plan as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, Warrants and rights	Weighted-average exercise price of outstanding options, Warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(1)	(b)	(c)
Equity compensation plans approved by security holders	25,805,097	$1.51	43,242,726
Equity compensation plans not approved by security holders	—	—	—
Total	25,805,097	$1.51	43,242,726

(1)Consists of 19,536,904 shares issuable upon exercise of options outstanding and 6,268,193 shares issuable upon vesting of outstanding RSUs.     The weighted average exercise price in column (b) does not take into account the RSUs.
(2)The number of shares of common stock available for issuance under the 2021 Plan is subject to an annual increase on the first day of each year beginning in 2022 and ending in 2031, in an amount equal to the lesser of (A) two and one-half percent of the shares outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Board of Directors.

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

DCRB Founder Warrant Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, DCRB, DCRB’s Sponsor, WRG and DCRB’s independent directors (the “DCRB Founders Warrant Parties”) entered into an agreement pursuant to which they agreed that:

•The DCRB Founders Warrant Parties shall not, with respect to an aggregate of 4,885,875 private placement warrants (or shares of Class A common stock issued upon exercise of private placement warrants), (a)(i) sell or assign, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of, (ii) agree to dispose of, directly or indirectly, or (iii) establish or increase a “put equivalent position” or liquidation with respect to or decrease of a “call equivalent position” within the meaning of Section 16 of the Exchange Act and the rules and regulations of the SEC promulgated thereunder with respect to, in each case (i), (ii) and (iii), any security, (b) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise, or (c) publicly announce any intention to effect any transaction specified in clause (a) or (b), until the earlier of (i) one year after the Closing and (ii) subsequent to the Closing, (x) the date on which the last sale price of the Class A common stock quoted on Nasdaq (or the exchange on which the shares of DCRB Class A common stock are then listed) equals or exceeds $11.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or (y) the date on which DCRB completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in the holders of DCRB Class A common stock having the right to exchange their shares of Class A common stock for cash, securities or other property;

•Upon and subject to the Closing, an aggregate of 814,313 private placement warrants (the “$12.00 Warrants”) became subject to potential forfeiture, and each DCRB Founders Warrant Party agreed not to exercise such $12.00 Warrants, unless and until a $12.00 Triggering Event (as defined below) occurs. Prior to the occurrence of a $12.00 Triggering Event, each DCRB Founders Warrant Party shall not Transfer any of the $12.00 Warrants. In the event no $12.00 Triggering Event occurs during the five year period commencing on the one year anniversary of the Closing (the “Earnout Period”), the $12.00 Warrants shall immediately be forfeited to Hyzon for no consideration as a contribution to the capital of Hyzon and immediately cancelled. “$12.00 Triggering Event” means the occurrence of a date on which the last reported sales price of one share of Class A common stock quoted on Nasdaq (or the exchange on which the shares of Class A common stock are then listed) is greater than or equal to $12.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period within the Earnout Period; provided, that, if, during the Earnout Period, there is a change of control pursuant to which the holders of Class A common stock have the right to receive consideration implying a value of Class A common stock (as determined in good faith by the Board) of (i) less than $12.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), then the $12.00 Warrants shall immediately be forfeited to us for no consideration and immediately cancelled; or (ii) greater than or equal to $12.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), then the $12.00 Triggering Event shall be deemed to have occurred.

•Upon and subject to the Closing, an aggregate of 814,312 private placement warrants (the “$14.00 Warrants”) became subject to potential forfeiture, and each DCRB Founders Warrant Party agreed not to exercise such $14.00 Warrants, unless and until a $14.00 Triggering Event (as defined below) occurs. Prior to the occurrence of a $14.00 Triggering Event, each DCRB Founders Warrant Party shall not transfer any of the $14.00 Warrants. In the event no $14.00 Triggering Event occurs during the Earnout Period, the $14.00 Warrants shall immediately be forfeited to Hyzon for no consideration as a contribution to the capital of Hyzon and immediately cancelled. “$14.00 Triggering Event” means the occurrence of a date on which the last reported sales price of one share of Class A common stock quoted on Nasdaq (or the exchange on which the shares of Class A common stock are then listed) is greater than or equal to $14.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period within the Earnout Period; provided, that, if, during the Earnout Period, there is a change of control pursuant to which the holders of Class A common stock have the right to receive consideration implying a value of Class A common stock (as determined in good faith by the Board) (i) less than $14.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), then the $14.00 Warrants shall immediately be forfeited to us for no consideration and immediately cancelled; or (ii) of greater than or equal to $14.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), then the $14.00 Triggering Event shall be deemed to have occurred.

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

In connection with the Closing, an additional 1,500,000 private placement warrants were also issued to the DCRB Sponsor, see “Related Party Loans and Advances” below.

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

During the year ended December 31, 2022 there were 105,000 cashless exercises of Ardour Warrants. As of December 31, 2022 and 2021, there were 170,048 and 275,048 Ardour Warrants outstanding, respectively.

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

Please see the section Item 1A entitled “Business—Intellectual Property” in Part I, Item 1 for additional information concerning the Horizon IP Agreement.

Horizon is the beneficial owner of approximately 62.1% of our outstanding Class A common stock as of April 30, 2023. See “Beneficial Ownership of Securities” in Part III, Item 12.

Horizon Supply Agreement

On January 7, 2021, the Company and Jiangsu Horizon New Energy Technologies Co. Ltd., a Horizon affiliate, entered into the Horizon Supply Agreement, under which Horizon agreed to supply the Company with fuel cell stacks and systems, parts, and components. Since the signing of the Horizon Supply Agreement, Horizon has been the Company's sole supplier of fuel cell stacks and systems.

The Company made deposit payments to Horizon and its subsidiaries to secure certain fuel cell components. As of December 31, 2022, the remaining deposit balance is $6.1 million and included within Prepaid expenses and other current assets in the Consolidated Balance Sheets.

Please see the section entitled “Business - Key Agreements” in Part I, Item 1 for additional information concerning the Horizon Supply Agreement.

Holthausen and Affiliates

The Company entered into a joint venture agreement in October 2020 to create Hyzon Europe with Holthausen Clean Technology Investments B.V. (“Holthausen”). The Company owned 50.5% of the equity interests of Hyzon Europe at December 31, 2021. On December 31, 2021, Hyzon executed a non-binding Letter of Intent (“LOI”) with Holthausen to increase its stake to 75% in Hyzon Europe. Concurrent with the signing of this LOI, a €1 million refundable deposit was paid to Holthausen, approximately $1.1 million in U.S. dollars (“USD”). This deposit was recorded within Prepaid expenses and other current assets in the Consolidated Balance Sheets at December 31, 2021.

In December 2022, the Company acquired the remaining 49.5% of the equity interests of Hyzon Europe from Holthausen. The Company now holds 100% ownership in Hyzon Europe. The Company paid €3.5 million (approximately $3.7 million in USD) in addition to €1.0 million (approximately $1.1 million in USD) paid in December 2021. As part of this transaction, the Company also transferred various inventory items to, and settled open related party balances with, Holthausen. In addition, the Company reassigned all of the assumed upfit service contracts, including after-sales obligations, back to Holthausen Clean Technology B.V.

The Company paid $0.5 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively, to Carl Holthausen and Max Holthausen as managing directors of Hyzon Europe.

As of December 31, 2022, there was no outstanding related party balance with Holthausen. As of December 31, 2021, the related party receivable from Holthausen was $0.3 million.

Parents of the Company

Hymas is the direct owner of our common stock, which represents approximately 62.1% of our common stock outstanding as of April 30, 2023. Horizon is the indirect owner of approximately 79.6% of the shares of Hymas' common stock. In addition, Mr. Gu, our Chairman, is also the Chairman the Board of Directors of Horizon and beneficially owns 17.6% of Horizon, consisting of 119,892 Ordinary Shares of Horizon, which is approximately 46.9% of the outstanding Ordinary Shares of Horizon, and 1 D-1 Preferred Share of Horizon, which is approximately 0.0% of the outstanding D-1 Preferred Shares of Horizon.

Director Independence

The information required by this section has been discussed within Item 10 of this Form 10-K.

Item 14. Principal Accountant Fees and Services.

On March 16, 2022, the Audit Committee of the board of directors approved the engagement of KPMG LLP (“KPMG”) as our independent registered public accounting firm to audit our consolidated financial statements for the year ending December 31, 2022. Accordingly, WithumSmith+Brown, PC (“Withum”), our independent registered public accounting firm prior to the Business Combination, was informed on July 16, 2021 that it would be replaced by KPMG as our independent registered public accounting firm following completion of its review of the quarter ended June 30, 2021, which consisted only of the accounts of the pre-merger special purpose acquisition company.

The following table presents fees approved by the Audit Committee and billed to us by KPMG for professional services rendered for the years ended December 31, 2022 and 2021.
KPMG

	2022	2021
Audit Fees (1)	$4,438,184	$1,441,326
Audit-Related Fees(2)	—	73,465
Tax Fees (3)	60,000	93,000
All Other Fees (4)	—	—
Total	$4,498,184	$1,607,791

(1)Audit Fees. Audit fees consist of fees for the audit of our annual financial statements and the reviews of our interim financial statements. Audit fees for each period also include related services that are normally provided in connection with registration statements.
(2)Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.
(4)All Other Fees. All other fees represent amounts billed in each of the years presented for services not classifiable under the other categories listed in the table above.

The following table presents fees billed to us by Withum for professional services rendered for the period from January 1, 2021 through July 16, 2021.
Withum

2021
Audit Fees (1)	$85,125
Audit-Related Fees (2)	—
Tax Fees(3)	5,000
All Other Fees (4)	—
Total	$90,125

(1)Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the review of financial statements included in our Quarterly Reports on Form 10-Q.
(2)Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.
(4)All Other Fees. All other fees consist of fees billed for all other services.

Pre-Approval Policy

The Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

4.5*	Description of Registered Securities.

10.1	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).

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

10.14#	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2022).

10.15#	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2022).

10.16#	Form of Director Agreement.

10.17#	Letter Agreement between Hyzon and Samuel Chong, dated March 21, 2022 (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022).

10.18
Share Purchase and Transfer Agreement with Orten Holding GmbH, dated June 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2022).

10.19
Stock Purchase Agreement with Holthausen Clean Technology Investments, B.V., dated May 5, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2022).

10.20	Cancellation Agreement with Orten Holding GmbH, dated September 29, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2022).

10.21#
Amendment to Employment Agreement, dated October 18, 2022, between Hyzon Motors Inc. and Parker Meeks (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 21, 2022).

10.22#
Letter Agreement, dated November 10, 2022, between Hyzon Motors Inc. and George Gu (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 16, 2022).

10.23#
Board of Directors and Strategic Advisory Agreement, effective November 10, 2022, between Hyzon Motors Inc. and George Gu (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on November 16, 2022).

10.24
Stock Purchase Agreement with Holthausen Clean Technology Investments, B.V., CGH Junior Holding B.V., M.C.B. Holthausen Holding B.V., Holthausen Clean Technology B.V., Carl Holthausen, Max Holthausen and Hyzon Motors Europe B.V., dated December 14, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 15, 2022).

10.25
Equity Capital Contribution Agreement dated December 21, 2022, between Hyzon Zero Carbon, Inc., Chevron New Energies, a division of Chevron U.S.A. Inc., and Raven SR, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 28, 2022).

10.26
Equity Transfer Agreement, dated December 27, 2022, by and among Hyzon Motors Technology (Shanghai) Co., Ltd., Hyzon Motors Technology (Guangdong) Co., Ltd. and Hymas PTE Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 28, 2022).

10.27	Share Buyback Agreement with Hymas PTE Ltd., dated December 27, 2022 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 28, 2022).

10.28#
Employment Agreement dated July 1, 2021, together with Letter Agreement dated January 8, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 11, 2023).

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP, independent registered accounting firm of Hyzon Motors Inc.

24.1*	Power of Attorney (included on the signature pages of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of the Interim Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.

32.2*	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1*	Cover Page Interactive Data File (embedded within the Inline XBRL)
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

HYZON MOTORS INC.

Date: May 31, 2023	/s/ Parker Meeks
Parker Meeks Chief Executive Officer

Each person whose signature appears below hereby constitutes and appoints each of Parker Meeks, Jiajia Wu, and John Zavoli, acting alone or together with another attorney-in-fact, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Parker Meeks	Chief Executive Officer and Director	May 31, 2023
Parker Meeks	(Principal Executive Officer)
/s/ Jiajia Wu	Interim Chief Financial Officer and Chief Accounting Officer	May 31, 2023
Jiajia Wu	(Principal Financial Officer and Principal Accounting Officer)
/s/ George Gu	Non-Executive Chairman of the Board	May 31, 2023
George Gu
/s/ Erik Anderson	Director	May 31, 2023
Erik Anderson
/s/ Ivy Brown	Director	May 31, 2023
Ivy Brown
/s/ Dennis Edwards	Director	May 31, 2023
Dennis Edwards
/s/ Viktor Meng	Director	May 31, 2023
Viktor Meng
/s/ Andrea Farace	Director	May 31, 2023
Andrea Farace
/s/ Elaine Wong	Director	May 31, 2023
Elaine Wong