Form 10-Q
period 2023-03-31
Hyzon Motors Inc.
filed 2023-06-07
CIK 1716583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations, and any statements that refer to characterizations of future events or circumstances, including any underlying assumptions. These statements constitute projections, forecasts, and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “could,” “should”, “will,” “may,” “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” the negative of such terms and other similar expressions are intended to identify forward looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to, those described below and under the section entitled “Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2022, and in subsequent reports that we file with the SEC, including this Form 10-Q for the quarter ended March 31, 2023.

•our ability to commercialize our products and strategic plans, including our ability to establish facilities to produce our fuel cells, assemble our vehicles or secure hydrogen supply in appropriate volumes, at competitive costs or with competitive emissions profiles;

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

•our ability to protect, defend, or enforce our intellectual property on which we depend; and

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

Hyzon Motors, Inc.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$101,623	$60,554
Short-term investments	107,392	194,775
Accounts receivable	1,292	29
Related party receivable	6,995	6,578
Inventory	42,126	35,553
Prepaid expenses and other current assets	12,461	15,365
Total current assets	271,889	312,854
Property, plant, and equipment, net	22,580	22,420
Right-of-use assets	8,943	9,181
Investments in equity securities	15,030	15,030
Other assets	13,332	15,411
Total Assets	$331,774	$374,896
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,043	$13,798
Accrued liabilities	16,290	25,587
Related party payables	780	433
Contract liabilities	5,248	3,919
Current portion of lease liabilities	2,055	2,132
Total current liabilities	40,416	45,869
Long term liabilities
Lease liabilities	7,177	7,492
Private placement warrant liability	481	1,122
Earnout liability	4,507	10,927
Deferred income taxes	526	526
Other liabilities	1,666	1,901
Total Liabilities	$54,773	$67,837
Commitments and contingencies (Note 12)
Stockholders’ Equity
Common stock, $0.0001 par value; 400,000,000 shares authorized, 244,561,071 and 244,509,208 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	25	25
Treasury stock, at cost; 3,769,592 shares as of March 31, 2023 and December 31, 2022, respectively.	(6,446)	(6,446)
Additional paid-in capital	374,243	372,942
Accumulated deficit	(88,846)	(58,598)
Accumulated other comprehensive loss	(1,247)	(153)
Total Hyzon Motors Inc. stockholders’ equity	277,729	307,770
Noncontrolling interest	(728)	(711)
Total Stockholders’ Equity	277,001	307,059
Total Liabilities and Stockholders’ Equity	$331,774	$374,896

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$—	$2,888
Operating expense:
Cost of revenue	838	653
Research and development	9,340	6,936
Selling, general, and administrative	30,857	19,752
Total operating expenses	41,035	27,341
Loss from operations	(41,035)	(24,453)
Other income (expense):
Change in fair value of private placement warrant liability	641	1,523
Change in fair value of earnout liability	6,420	3,241
Gain on equity securities	—	12,530
Foreign currency exchange gain (loss) and other expense, net	1,150	(1,150)
Investment income and interest income, net	2,566	17
Total other income (expense)	10,777	16,161
Net loss before income taxes	$(30,258)	$(8,292)
Income tax expense	—	526
Net loss	$(30,258)	$(8,818)
Less: Net loss attributable to noncontrolling interest	(10)	(2,295)
Net loss attributable to Hyzon	$(30,248)	$(6,523)

Comprehensive loss:
Net loss	$(30,258)	$(8,818)
Foreign currency translation adjustment	(804)	211
Change in unrealized gain (loss) on short-term investments	(297)	$—
Comprehensive loss	$(31,359)	$(8,607)
Less: Comprehensive loss attributable to noncontrolling interest	(17)	(2,169)
Comprehensive loss attributable to Hyzon	$(31,342)	$(6,438)
Net loss per share attributable to Hyzon:
Basic	$(0.12)	$(0.03)
Diluted	$(0.12)	$(0.03)
Weighted average common shares outstanding:
Basic	244,541	247,940
Diluted	244,541	247,940

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Class A		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Hyzon Motors Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	244,509,208	$25	3,769,592	$(6,446)	$372,942	$(58,598)	$(153)	$307,770	$(711)	$307,059
Stock-based compensation	—	—	—	—	1,359	—	—	1,359	—	1,359
Vesting of RSUs	51,863	—	—	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(58)	—	—	(58)	—	(58)
Available-for-sale short-term investments:
Unrealized net gain on short-term investments	—	—	—	—	—	—	462	462	—	462
Reclassification to net loss	—	—	—	—	—	—	(759)	(759)	—	(759)
Net loss attributable to Hyzon	—	—	—	—	—	(30,248)	—	(30,248)	—	(30,248)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(10)	(10)
Foreign currency translation loss	—	—	—	—	—	—	(797)	(797)	(7)	(804)
Balance as of March 31, 2023	244,561,071	$25	3,769,592	$(6,446)	$374,243	$(88,846)	$(1,247)	$277,729	$(728)	$277,001

	Common Stock Class A		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Hyzon Motors Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	247,758,412	$25	—	$—	$400,826	$(26,412)	$378	$374,817	$(4,752)	$370,065
Exercise of stock options	30,008	—	—	—	34	—	—	34	—	34
Stock-based compensation	—	—	—	—	1,193	—	—	1,193	—	1,193
Vesting of RSUs	64,815	—	—	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(160)	—	—	(160)	—	(160)
Common stock issued for the cashless exercise of warrants	28,333	—	—	—	—	—	—	—	—	—
Repurchase of warrants	—	—	—	—	(31)	—	—	(31)	—	(31)
Net loss attributable to Hyzon	—	—	—	—	—	(6,523)	—	(6,523)	—	(6,523)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(2,295)	(2,295)
Foreign currency translation loss	—	—	—	—	—	—	85	85	126	211
Balance as of March 31, 2022	247,881,568	$25	—	$—	$401,862	$(32,935)	$463	$369,415	$(6,921)	$362,494

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(30,258)	$(8,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,082	904
Stock-based compensation	1,359	1,193
Deferred income tax expense	—	526
Fair value adjustment of private placement warrant liability	(641)	(1,523)
Fair value adjustment of earnout liability	(6,420)	(3,241)
Fair value adjustment of value in equity securities	—	(12,530)
Accretion of discount on available-for-sale debt securities	(722)	—
Write down of inventory	317	—
Loss on equity method investment	7	—
Changes in operating assets and liabilities:
Accounts receivable	(1,232)	2,164
Inventory	(6,863)	(7,494)
Prepaid expenses and other current assets	3,135	(1,749)
Other assets	299	(68)
Accounts payable	2,254	(180)
Accrued liabilities	(9,319)	3,404
Related party payables, net	(65)	(56)
Contract liabilities	1,066	(2,637)
Other liabilities	(12)	9
Net cash used in operating activities	(46,013)	(30,096)
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,242)	(3,575)
Advanced payments for capital expenditures	(219)	(320)
Purchases of short-term investments	(7,096)	—
Proceeds from maturities of short-term investments	94,905	—
Net cash provided by (used in) investing activities	86,348	(3,895)
Cash Flows from Financing Activities:
Exercise of stock options	—	34
Payment of finance lease liability	(142)	(86)
Net share settlement of equity awards	(58)	(160)
Payment for purchase of Horizon IP	—	(3,146)
Repurchase of warrants	—	(31)
Net cash used in financing activities	(200)	(3,389)
Effect of exchange rate changes on cash	(833)	216
Net change in cash, cash equivalents, and restricted cash	39,302	(37,164)
Cash, cash equivalents, and restricted cash — Beginning	66,790	449,365
Cash, cash equivalents, and restricted cash — Ending	$106,092	$412,201

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the requirements and rules of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance refers to U.S. GAAP as found in U.S. Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). Certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited interim consolidated financial statements should be read in connection with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2022.

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

Liquidity

The Company has incurred net losses of $30.3 million and $8.8 million for the three months ended March 31, 2023 and 2022, respectively. Accumulated deficit amounted to $88.8 million and $58.6 million as of March 31, 2023 and December 31, 2022, respectively. Net cash used in operating activities was $46.0 million and $30.1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company has $101.6 million in unrestricted cash and cash equivalents, $107.4 million in short-term investments, and $4.5 million in restricted cash.

As an early stage growth company, the Company expects to continue to incur net losses in the near term. As the Company commenced its internal restructuring efforts in 2022, the primary focuses are the advancement of its proprietary fuel cell technology and development and commercialization of single HD commercial vehicle platforms in each region where it operates by leveraging third-party contracted assemblers for some or all of the assembling process. Until the Company can generate sufficient revenue from product sales and upfit services to cover operating expenses, working capital and capital expenditures, the Company will need to raise additional capital. The Company expects to fund cash needs through a combination of equity and debt financing, strategic collaborations, and licensing arrangements. If the Company cannot raise additional funds when needed, the financial condition, business, prospects, and results of operations could be materially adversely affected. In addition, the Company is subject to, and may become a party to, a variety of litigation, other claims, suits, indemnity demands, regulatory actions, and government investigations and inquiries in the ordinary course of business. The outcome of litigation and other legal proceedings, including the other claims described under Legal Proceedings in Note 12. Commitments and Contingencies, are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Specifically, resolution of the SEC investigation or other regulatory proceedings could have a material impact on the Company’s liquidity and the Company's ability to continue as a going concern if a significant monetary payment is agreed and paid.

These unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These unaudited interim consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. As of the date of this Quarterly Report on Form 10-Q, management believes that the Company’s existing financial resources will be sufficient to execute its operating priorities for the next 12 months following the issuance date of these unaudited interim consolidated financial statements. As of May 31, 2023, unrestricted cash, cash equivalents, and short-term investments were approximately $185 million.

Risks and Uncertainties

The Company is subject to a variety of risks and uncertainties common to early-stage companies with a history of losses and are expected to incur significant expenses and continuing losses for the foreseeable future. The risks and uncertainties include, but are not limited to, further development of its technology, marketing and distribution channels, further development of its supply chain and manufacturing, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and the ability to secure additional capital to fund operations.

Hyliion Inc. Technology Development Agreement

In February 2023, the Company entered into a Technology Development Agreement (“TD Agreement”) with Hyliion Inc. for the purpose of working collaboratively to integrate a Hyzon fuel cell into a Hyliion powertrain on a Class 8 semi-truck. Subject to the terms and conditions of the TD Agreement, the parties grant one another a worldwide, irrevocable, nonexclusive, royalty-free, non-sublicensable license to their respective intellectual property solely for the limited purpose of developing the deliverable. The TD Agreement contains various representations, warranties, covenants, indemnities and other provisions customary for transactions of this nature. The term of the TD Agreement is one year, with the option of extending the term by mutual agreement. The Company agrees to reimburse Hyliion up to $1 million for research and development expenses incurred.

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2. Summary of Significant Accounting Policies, in the Company’s consolidated financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2022.

There have been no material changes to the significant accounting policies for the three months ended March 31, 2023.

Note 3. Revenue

The Company did not recognize revenue for the three months ended March 31, 2023. The Company recognized $2.9 million primarily from sales of FCEVs in China and sales of hydrogen fuel cell systems in the United States for the three months ended March 31, 2022.

In accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"), the Company is required to evaluate customers’ ability and intent to pay substantially all of the consideration to which the Company is entitled in exchange for the vehicles transferred to the customer, i.e., collectability of contracts with customers. The Company’s two customers in China are special purpose entities established in response to China’s national hydrogen fuel cell vehicle pilot program. In consideration of the customers’ limited operating history and extended payment terms in their contracts, the Company determined the collectability criterion is not met with respect to contract existence under ASC 606 for these customers, and therefore, an alternative method of revenue recognition has been applied to each arrangement.

Revenue recognized from sales of FCEVs in China is related to the delivery of 62 FCEVs in the three months ended March 31, 2022. This amount, $2.5 million, is equal to the remaining consideration received after satisfying local government VAT obligations, as such amounts are non-refundable and the Company has transferred control of the 62 FCEVs to which the consideration relates and has stopped transferring goods or services to the customer. The Company will continue to monitor the customer and evaluate the collectability criterion as of each reporting period. The total cost of the 62 FCEVs delivered was recorded within Cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss in 2021 since control of such FCEVs was transferred to the customer prior to December 31, 2021.

Contract Balances

Contract liabilities relate to the advance consideration invoiced or received from customers for products and services prior to satisfying a performance obligation or in excess of amounts allocated to a previously satisfied performance obligation.

The current portion of contract liabilities is recorded within Contract liabilities in the Consolidated Balance Sheets and totaled $5.2 million and $3.9 million as of March 31, 2023 and December 31, 2022, respectively. The long term portion of contract liabilities is recorded within Other liabilities in the Consolidated Balance Sheets and totaled $1.7 million and $1.9 million as of March 31, 2023 and December 31, 2022, respectively.

Remaining Performance Obligations

The transaction price associated with remaining performance obligations for commercial vehicles and other contracts with customers was $13.4 million as of March 31, 2023. The Company expects to recognize approximately 76% of its remaining performance obligations as revenue over the twelve months after March 31, 2023.

Note 4. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$29,707	$24,862
Work in process	12,419	10,691
Total inventory	$42,126	$35,553

The Company writes down inventory for any excess or obsolescence, or when the Company believes that the net realizable value of inventories is less than the carrying value. A total of $0.3 million in inventory write-downs was recognized in Cost of revenue in the unaudited interim Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023. The Company did not write down any inventory for the three months ended March 31, 2022.

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Deposit for fuel cell components (Note 15)	$5,570	$6,092
Vehicle inventory deposits	658	2,074
Production equipment deposits	455	235
Other prepaid expenses	2,575	1,877
Prepaid insurance	1,624	3,201
VAT receivable from government	1,579	1,886
Total prepaid expenses and other current assets	$12,461	$15,365

Note 6. Property, Plant, and Equipment, net

Property, plant, and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Land and building	$2,824	$2,818
Machinery and equipment	15,891	15,832
Software	2,455	2,350
Leasehold improvements	3,143	2,123
Construction in progress	2,553	2,499
Total Property, plant, and equipment	26,866	25,622
Less: Accumulated depreciation and amortization	(4,286)	(3,202)
Property, plant and equipment, net	$22,580	$22,420

Depreciation and amortization expense totaled $1.1 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

Note 7. Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Payroll and payroll related expenses	$4,371	$4,638
Accrued professional fees	3,458	10,016
Accrued product warranty costs	952	942
Accrued contract manufacturer costs	1,395	1,409
Accrued contract termination costs (Note 12)	2,738	2,688
Accrued Orten cancellation costs	—	1,192
Other accrued expenses	3,376	4,702
Accrued liabilities	$16,290	$25,587

Note 8. Investments in Equity Securities

The Company owns common shares, participation rights, and options to purchase additional common shares in certain private companies. On a non-recurring basis, the carrying value is adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments in the same issuer or an impairment.

There was no gain or loss on equity securities in the unaudited interim Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023. Included in the Gain (loss) on equity securities in the unaudited interim Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 is a $12.5 million gain related to the equity investment in Raven SR, Inc. (“Raven SR”). The investment in Raven SR’s common shares and options was initially accounted for at cost of $2.5 million.

The following table summarizes the total carrying value of held securities, measured as the total initial cost plus cumulative net gain (loss) (in thousands):

	March 31, 2023	December 31, 2022
Total initial cost basis	$4,948	$4,948
Adjustments:
Cumulative unrealized gain	12,530	12,530
Cumulative impairment	(2,448)	(2,448)
Carrying amount, end of period	$15,030	$15,030

Note 9. Short-term Investments

The following tables summarize the Company's short-term investments as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments
Certificates of deposit	$15,000	$138	$—	$15,138
Commercial paper	5,000	23	—	5,023
Corporate debt securities	39,156	219	(18)	39,357
Foreign government bonds	12,815	142	—	12,957
U.S. Treasury bills	34,415	508	(6)	34,917
Total short-term investments	$106,386	$1,030	$(24)	$107,392

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments
Certificates of deposit	$38,703	$194	$—	$38,897
Commercial paper	26,198	205	—	26,403
Corporate debt securities	46,826	189	(33)	46,982
Foreign government bonds	37,453	348	—	37,801
U.S. Treasury bills	44,333	359	—	44,692
Total short-term investments	$193,513	$1,295	$(33)	$194,775

Note 10. Income Taxes

During the three months ended March 31, 2023 and 2022, the Company recorded a zero tax expense and a discrete tax expense of $0.5 million, respectively. The discrete item in the three months ended March 31, 2022 was primarily associated with the establishment of a deferred tax liability that is not expected to offset available deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses all available evidence, both positive and negative, to determine the amount of any required valuation allowance within each taxing jurisdiction. The Company continues to be in a net operating loss and net deferred tax asset position, before valuation allowances. Full valuation allowances, but for the deferred tax liability described above, have been established for the Company’s operations in all jurisdictions.

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its positions. The Company is subject to income tax examinations by taxing authorities in the countries in which it operates since inception.

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

As of March 31, 2023, and December 31, 2022, the carrying amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate estimated fair value due to their relatively short maturities.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:	$60,088	$—	$—	$60,088
Short-term investments:
Certificates of deposit	—	15,138	—	15,138
Commercial paper	—	5,023	—	5,023
Corporate debt securities	—	39,357	—	39,357
Foreign government bonds	—	12,957	—	12,957
U.S. Treasury bills	34,917	—	—	34,917
Liabilities:
Warrant liability – Private Placement Warrants	$—	$481	$—	$481
Earnout shares liability	—	—	4,507	4,507

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:	$23,113	$4,992	$—	$28,105
Short-term investments:
Certificates of deposit	—	38,897	—	38,897
Commercial paper	—	26,403	—	26,403
Corporate debt securities	—	46,982	—	46,982
Foreign government bonds	—	37,801	—	37,801
U.S. Treasury bills	44,692	—	—	44,692
Liabilities:
Warrant liability – Private Placement Warrants	$—	$1,122	$—	$1,122
Earnout shares liability	—	—	10,927	10,927

Cash Equivalents

The Company’s cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash with original maturities of three months or less. As of March 31, 2023, the Company has $60.1 million invested in money market funds. As of December 31, 2022, the Company had $28.1 million invested in commercial paper and money market funds. The Company classifies its investments in commercial paper as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

Short-term Investments

The Company’s short-term investments consist of high quality, investment grade marketable debt securities and are classified as available-for-sale. The Company classifies its investments in certificates of deposit, commercial paper, corporate debt securities and foreign government bonds as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

Earnout to Common Stockholders

The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model. The inputs into the Monte-Carlo pricing model included significant unobservable inputs. The following table provides quantitative information regarding Level 3 fair value measurement inputs:

	March 31, 2023	December 31, 2022
Stock price	$0.82	$1.55
Risk-free interest rate	3.8%	4.2%
Volatility	104.00%	92.00%
Remaining term (in years)	3.29	3.54

The following table presents the changes in the liabilities for Private Placement Warrants and Earnout for the three months ended March 31, 2023 (in thousands):

	Private Placement Warrants	Earnout
Balance as of December 31, 2022	$1,122	$10,927
Change in estimated fair value	(641)	(6,420)
Balance as of March 31, 2023	$481	$4,507

The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded.

Note 12. Commitments and Contingencies

Legal Proceedings

The Company is subject to, and may become a party to, a variety of litigation, other claims, suits, indemnity demands, regulatory actions, and government investigations and inquiries in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. The Company accrues for matters when we believe that losses are probable and can be reasonably estimated. The Company accrued $2.7 million relating to probable and estimable losses as of March 31, 2023 and December 31, 2022 in Accrued liabilities in the Consolidated Balance Sheets, respectively.

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

Between December 16, 2021, and January 14, 2022, three related shareholder derivative lawsuits were filed in the U.S. District Court for the Western District of New York (Lee v. Anderson et al. (No. 21-cv-06744-CJS), Révész v. Anderson et al. (No. 22-cv-06012-CJS), and Shorab v. Anderson et al. (No. 22-cv-06023-CJS)). These three lawsuits have been consolidated under the caption In re Hyzon Motors Inc. Derivative Litigation (Case No. 6:21-cv-06744-CJS). On February 2, 2022, a similar stockholder derivative lawsuit was filed in the U.S. District Court for the District of Delaware (Yellets v. Gu et al. (No. 22-cv-00156)). On February 3, 2022, a similar shareholder derivative lawsuit was filed in the Supreme Court of the State of New York, Kings County (Ruddiman v. Anderson et al. (No. 503402/2022)). On February 13, 2023, a similar stockholder derivative lawsuit was filed in the Delaware Court of Chancery (Kelley v. Knight et al. (C.A. No. 2023-0173)). These lawsuits name as defendants the Company’s current and former directors and certain former directors of DCRB, along with the Company as a nominal defendant, and generally allege that the individual defendants breached their fiduciary duties by making or failing to prevent the misrepresentations alleged in the consolidated securities class action, and assert claims for violations of federal securities laws, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and/or waste of corporate assets. These lawsuits generally seek equitable relief and monetary damages. Each of the shareholder derivative actions has been stayed or the parties have jointly requested that the actions be stayed pending a decision regarding the anticipated motion to dismiss in the consolidated securities class action.

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

Between January 26, 2022 and August 22, 2022, Hyzon received demands for books and records pursuant to Section 220 of the Delaware General Corporation Law from four stockholders who state they are investigating whether to file similar derivative or stockholder lawsuits, among other purposes. On May 31, 2022, one of these four stockholders represented that he had concluded his investigation and did not intend to file a complaint. On November 18, 2022, a second of the four stockholders filed a lawsuit in the Delaware Court of Chancery (Abu Ghazaleh v. Decarbonization Plus Acquisition Sponsor, LLC et al. (C.A. No. 2022-1050)), which was voluntarily dismissed shortly thereafter on December 1, 2022. On February 13, 2023, a third of these four stockholders filed a derivative lawsuit in the Delaware Court of Chancery (Kelley v. Knight et al. (C.A. No. 2023-0173)). The complaint asserts claims for breach of fiduciary duty and generally alleges that the individual defendants breached their fiduciary duties by making or failing to prevent misrepresentations including those alleged in the consolidated securities class action and the report released by Blue Orca Capital. As with the previously filed stockholders derivative lawsuits, the complaint seeks equitable relief and monetary damages. On April 17, 2023, the Court entered an order staying this action pending a decision on the anticipated motion to dismiss in the consolidated securities class action.

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

Government Investigations

On January 12, 2022, the Company announced it received a subpoena from the SEC for production of documents and information, including documents and information related to the allegations made in the September 28, 2021 report issued by Blue Orca Capital. The Company received two additional subpoenas in connection with the SEC’s investigation on August 5, 2022 and August 10, 2022. On October 31, 2022, the U.S. Attorney’s Office for the Southern District of New York (“SDNY”) notified the Company that it is also investigating these matters. The Company is cooperating and will continue to cooperate with these and any other regulatory or governmental investigations or inquiries, and has commenced preliminary discussions with the SEC related to a potential resolution of their investigation. The Company cannot predict the ultimate outcome or timing of the SEC and the SDNY investigations or inquiries, what if any actions may be taken by the SEC or the SDNY, or the effect that such actions may have on the business, prospects, operating results and financial condition. As of the date of filing this Quarterly Report on Form 10-Q, management believes that the ultimate outcome and timing of the SEC investigation, including any potential monetary payment as part of a consensual resolution, if one is reached, remains uncertain and is not estimable given the broad range of potential outcomes. The resolution of the SEC investigation or other regulatory proceedings could have a material impact on the Company’s liquidity and the Company’s ability to continue as a going concern if a significant monetary payment is agreed and paid.

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

Customer and Supplier Disputes

From time to time, the Company is subject to various commercial disputes or claims with its customers or suppliers. In January 2023, Duurzaam Transport B.V. and H2 Transport B.V., both private limited companies in the Netherlands and customers of the Company’s European subsidiary, Hyzon Motors Europe B.V. (“Hyzon Europe”), filed an attachment with the local Dutch court. The initial attachment claimed that Hyzon Europe was liable for liquidated and consequential damages stemming from Hyzon Europe allegedly not delivering trucks as contracted. The initial attachment placed a lien on the assets of Hyzon Europe. Following the attachments, Duurzaam Transport B.V. and H2 Transport B.V. initiated proceedings on the merits in February 2023. Eventually, the dispute was settled without any party admitting liability, and the Company made a payment of €2.1 million (approximately $2.3 million in USD) in April 2023, which was recorded in Accrued liabilities in the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

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

Note 13. Stock-based Compensation Plans

The following table summarizes the Company’s stock option and Restricted Stock Unit (“RSU”) activity:

	Stock Options				RSUs
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual (Years)	Aggregate Intrinsic Value (in 000s)	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	19,536,904	$1.51	12.00	5,972	6,268,193	$2.81
Granted	—	$—	—	—	140,500	$1.47
Exercised or released	—	$—	—	—	(83,932)	$3.70
Forfeited/Cancelled	(360,110)	$1.65	—	—	(666,740)	$3.18
Outstanding at March 31, 2023	19,176,794	$1.67	11.92	—	5,658,021	$2.72
Vested and expected to vest, March 31, 2023	13,639,295	$1.20	11.58	—	5,658,021	$2.72
Exercisable and vested at March 31, 2023	12,270,770	$1.13	12.15	—	—

As of March 31, 2023, there was $1.7 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.47 years.

RSUs granted under the Company’s equity incentive plans typically vest over a two or four-year period beginning on the date of grant. RSUs will be settled through the issuance of an equivalent number of shares of the Company’s common stock and are equity classified. The fair value of restricted shares is determined based upon the stock price on the date of grant. As of March 31, 2023, unrecognized compensation costs related to unvested RSUs of $12.4 million is expected to be recognized over a remaining weighted average period of 2.26 years.

Earnout to Other Equity Holders

Certain earnout awards to other equity holders accounted for under ASC 718, Compensation - Stock Compensation were vested at the time of grant, and therefore recognized immediately as compensation expense, and certain earnout awards vest over future periods. Total compensation expense related to these awards was negligible and $1.0 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Certain earnout awards to other equity holders contained performance and market-based vesting conditions, and as the performance conditions are not deemed probable at March 31, 2023, no compensation expense has been recorded related to these awards.

Note 14. Stockholders' Equity

Common Stock

The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 244,561,071 and 244,509,208 shares of Class A common stock issued and outstanding, respectively.

Warrants

At March 31, 2023 and December 31, 2022, there were 11,013,665 Public Warrants and 8,014,500 Private Placement Warrants, for a total of 19,028,165 warrants outstanding. At March 31, 2023 and December 31, 2022, there were 170,048 Ardour Warrants outstanding.

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

Related Party Payables and Receivables

Horizon Fuel Cell Technologies and Related Subsidiaries

The Company made deposit payments to Horizon and its subsidiaries to secure fuel cell components. As of March 31, 2023, the remaining deposit balance was $5.6 million and included within Prepaid expenses and other current assets in the unaudited interim Consolidated Balance Sheets.

Certain employees of Horizon and its subsidiaries provide research and development, staff training, and administrative services to the Company. Based on an analysis of the compensation costs incurred by Horizon and an estimate of the proportion of effort spent by such employees on each entity, an allocation of approximately $0.3 million in the Company’s unaudited interim Consolidated Statements of Operations and Comprehensive Loss related to such services for the three months ended March 31, 2022. There were no such activities for the three months ended March 31, 2023.

The related party receivable, net from Horizon and its subsidiaries is $6.2 million and $6.1 million as of March 31, 2023 and December 31, 2022, respectively. The related party receivable, net primarily relates to the divestiture of Hyzon Motors Technology (Guangdong) Co., Ltd. (“Hyzon Guangdong”), which was subsequently renamed to Guangdong Qingyun Technology Co. Ltd. (“Guangdong Qingyun”). In April 2023, the Company received approximately $6.4 million to settle the related party receivable associated with the divestiture of Hyzon Guangdong.

Note 16. Loss per share

The following table presents the information used in the calculation of the Company’s basic and diluted net loss per share attributable to Hyzon common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Net loss attributable to Hyzon	$(30,248)	$(6,523)
Weighted average shares outstanding:
Basic	244,541	247,940
Effect of dilutive securities	—	—
Diluted	244,541	247,940
Net loss per share attributable to Hyzon:
Basic	$(0.12)	$(0.03)
Diluted	$(0.12)	$(0.03)

Potentially dilutive shares are excluded from the computation of diluted net loss per share when their effect is antidilutive. The potential dilutive securities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Restricted stock units	5,658	1,864
Stock options with service conditions	11,867	12,121
Stock options for former CTO	1,772	1,772
Stock options with market and performance conditions	5,538	5,538
Private placement warrants	8,015	8,015
Public warrants	11,014	11,286
Earnout shares	23,250	23,250
Hongyun warrants	31	31
Ardour warrants	170	230

Note 17. Subsequent Events

Nasdaq Notices

Periodic Filing Rule

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

On April 6, 2023, the Company received an additional Staff Determination (the “Additional Staff Determination”) from the Staff notifying the Company that, because the Staff did not receive the Company’s Form 10-K for the year ended December 31, 2022, the Company does not comply with Nasdaq’s Listing Rules for continued listing, thus constituting an additional basis for delisting the Company’s securities from The Nasdaq Capital Market. The Additional Staff Determination further notified the Company that the Hearings Panel will consider this matter in their decision regarding the Company’s continued listing on The Nasdaq Capital Market, and that the Company should present its views with respect to this additional deficiency to the Hearings Panel in writing no later than April 13, 2023. On April 13, 2023, the Company filed its response to the Additional Staff Determination. On May 31, 2023, the Company filed Form 10-K for the year ended December 31, 2022.

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

Nasdaq Minimum Bid Price Requirement

On May 8, 2023, the Company received a letter from The Nasdaq Stock Market notifying the Company that, because the closing bid price for its common stock has been below $1.00 per share for 30 consecutive business days, it no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.

In the event the Company is not in compliance with the Minimum Bid Price Requirement by November 6, 2023, the Company may be afforded a second 180 calendar day grace period. To qualify, the Company would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement. In addition, the Company would be required to provide written notice of its intention to cure the minimum bid price deficiency during this second 180-day compliance period by effecting a reverse stock split, if necessary. The Company is evaluating options for regaining compliance with the Minimum Bid Rule, including seeking shareholder approval at its next annual meeting of shareholders to declare and effect a reverse stock split.

The Company will continue to monitor the closing bid price of its common stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion is intended to supplement, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report filed on Form 10-K. Unless the context otherwise requires, all references in this section to “Hyzon”, “we”, “us”, and “our” are intended to mean the business and operations of Hyzon Motors Inc. and its consolidated subsidiaries.

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

Key Trends and Uncertainties

We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2022.

Commercial Launch of Hyzon-branded commercial vehicles and other hydrogen solutions

We reported no revenue and $2.9 million of revenue from hydrogen fuel cell system sales in the United States and FCEVs in China for the three months ended March 31, 2023 and 2022, respectively. Our business model has yet to be proven. Prior to full commercialization of our commercial vehicle business at scale, we must complete the construction of required manufacturing facilities for our fuel cells and fuel cell stacks, and we must achieve research and development milestones. Furthermore, we must establish or invest in companies that will establish or operate facilities capable of producing our hydrogen fuel cell systems and leverage third-party vehicle manufacturers to assemble our hydrogen-powered commercial vehicles in appropriate volumes and at competitive costs.

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

Hydrogen Production & Supply Infrastructure

We continue to explore opportunities for fostering an end-to-end hydrogen ecosystem delivery model, with a partner-driven approach to design, build, own, and operate hydrogen production hubs and downstream dispensing infrastructure expected to provide zero-to-negative carbon intensity hydrogen at below diesel-parity cost structures supporting Hyzon vehicle fleet deployments. We intend to continue forming additional partnerships across the full hydrogen spectrum with production and dispensing value chain in each major region in which we operate that will be designed to ensure that the hydrogen fuel required is available at the cost and carbon intensity requirements to drive fleet conversions to Hyzon hydrogen FCEVs. Because we have a partner-driven approach, we are naturally reliant upon our partners’ and other industry participants' performance in fulfilling the obligations that we depend on for delivery of each segment of that value chain. Additionally, consistent with other construction projects, there are risks related to realized construction cost and schedule that can impact final cost to produce and deliver hydrogen and timing of that delivery, along with the availability of feedstock near our vehicle fleet deployments. We intend to manage these risks by partnering or collaborating with our partners and industry participants to drive down construction cost and achieve on-time scheduled performance.

Continued Investment in Innovation

We believe that we are an industry-leading hydrogen technology company with the most efficient and reliable fuel cell powertrain technologies and a compelling product and service offering. Our financial performance will be significantly dependent on our ability to maintain this position. We expect to incur substantial and increasing research and development expenses as a result. We dedicate significant resources towards research and development, and invest heavily in recruiting talent, especially for vehicle design, vehicle software, fuel cell system, and electric powertrain. We expect to continue to recruit and retain talented personnel to grow our strength in our core technologies. We expect to incur additional stock-based compensation expenses as we support our growth and status as a publicly traded company. We expect our strategic focus on innovation will further solidify our leadership position.

Customer Demand

We are continually seeking to expand our customer base; however, we are focusing on a few major customers and we expect to follow this strategy for the next several years. These customers will mostly employ a back-to-base model in the early adoption phase of FCEVs. While we focus on back-to-base or regional customers, we expect to expand our target customer focus to include longer-haul truck and bus segments, additional vehicle classes, mobile power, and incremental mobility applications (e.g., rail, aviation) for customers around the world.

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

Market Trends and Competition

The last ten years have seen increased development of alternative energy solutions in the transportation space. We believe this growth will continue to accelerate as increased product offerings, technological developments, reduced costs, additional supporting infrastructure, and increased global focus on climate goals drive broader adoption.

We believe that commercial vehicle operators, one of our initial target markets, will be driven towards hydrogen-powered commercial vehicles not only by the need and desire to decarbonize activities, but also by the potential benefits of lower TCO in comparison to the cost of ownership associated with traditional gasoline and diesel internal combustion engines. Hyzon believes that it has identified a pathway to TCO parity with diesel vehicles.

Our fuel cell technology can be deployed across a broad range of mobility applications, including on-road, off-road, rail, maritime and aviation.

The competitive landscape for our commercial vehicles ranges from vehicles relying on legacy internal combustion engines, to extended range electric and battery electric engines, to other hydrogen fuel cell and alternative low-to-no carbon emission propulsion vehicles. Competitors include well established vehicle companies already deploying vehicles with internal fuel cell technology and other HD vehicle companies that have announced their plans to offer fuel cell trucks in the future. We also face competition from other fuel cell manufacturers. We believe that our company is well positioned to capitalize on growth in the demand for alternative, low-to-no carbon emission propulsion vehicles due to the numerous benefits of hydrogen power, including hydrogen’s abundance, ability to be produced locally, and the generally faster refueling times for hydrogen-powered commercial vehicles as compared to electricity-powered vehicles. However, in order to successfully execute our business plan, we must continue to innovate and convert successful research and development efforts into differentiated products, including new commercial vehicle models.

Our current and potential competitors may have greater financial, technical, manufacturing, marketing, and other resources. Our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing, and support of their internal combustion, alternative fuel and electric truck programs.

Regulatory Landscape

We operate in a highly regulated industry. The failure to comply with laws or regulations, including but limited to rules and regulations covering vehicle safety, emissions, dealerships, and distributors, could subject us to significant regulatory risk and changing laws and regulations and changing enforcement policies and priorities could adversely affect our business, prospects, financial condition and operating results. We may be also required to obtain and comply with the terms and conditions of multiple environmental permits, many of which are difficult and costly to obtain and could be subject to legal challenges. We depend on global customers and suppliers, and adverse changes in governmental policy or trade regimes could significantly impact the competitiveness of our products. Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability. See the section entitled “Government Regulations” in Part I, Item 1. “Business” in our Annual Report filed on Form 10-K for the year ended December 31, 2022.

Results of Operations

The following table sets forth our historical operating results for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue	$—	$2,888	$(2,888)	(100)%
Operating expense:
Cost of revenue	838	653	185	28%
Research and development	9,340	6,936	2,404	35%
Selling, general, and administrative	30,857	19,752	11,105	56%
Total operating expenses	41,035	27,341	13,694	50%
Loss from operations	(41,035)	(24,453)	(16,582)	68%
Other income (expense):
Change in fair value of private placement warrant liability	641	1,523	(882)	(58)%
Change in fair value of earnout liability	6,420	3,241	3,179	98%
Gain on equity securities	—	12,530	(12,530)	(100)%
Foreign currency exchange gain (loss) and other expense, net	1,150	(1,150)	2,300	(200)%
Investment income and interest income, net	2,566	17	2,549	NM
Total other income (expense)	10,777	16,161	(5,384)	(33)%
Net loss before income taxes	(30,258)	(8,292)	(21,966)	265%
Income tax expense	—	526	(526)	(100)%
Net loss	$(30,258)	$(8,818)	$(21,440)	243%
Less: Net loss attributable to noncontrolling interest	(10)	(2,295)	2,285	(100)%
Net loss attributable to Hyzon	$(30,248)	$(6,523)	$(23,725)	364%
NM Not meaningful

Three Months Ended March 31, 2023 and 2022

Revenue. Revenue represents sales of hydrogen FCEVs, fuel cell systems, and upfit services.

We did not generate revenue for the three months ended March 31, 2023. Revenue for the three months ended March 31, 2022 was $2.9 million, and represents sales of fuel cell systems in the United States and FCEVs in China.

Operating Expenses. Operating expenses consist of Cost of revenue, Research and development expenses and Selling, general and administrative expenses.

Operating expenses for the three months ended March 31, 2023 were $41.0 million compared to $27.3 million for the three months ended March 31, 2022.

Cost of Revenue. Cost of revenue includes direct materials, labor costs, allocated overhead costs related to the assembly and upfitting of hydrogen FCEVs, fuel cell systems, estimated warranty costs, and inventory write-downs.

Cost of revenue for the three months ended March 31, 2023 totaled $0.8 million related to cost provisions accrued for customer contract activities and inventory write-downs in Europe. Cost of revenue for the three months ended March 31, 2022 totaled $0.7 million primarily consisting of $0.5 million in upfitting services in Europe and $0.1 million of costs to deliver fuel cells in the U.S.
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

Research and development expenses were $9.3 million and $6.9 million for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily due to $1.6 million in higher personnel costs, which were incurred in order to enhance our research and development expertise in vehicle design, vehicle software, fuel cell systems, and electric powertrain. The remaining increase of $0.8 million was primarily related to materials used in research and development.

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

Selling, general, and administrative expenses were $30.9 million and $19.8 million for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily due to $9.4 million in higher legal, accounting and consulting fees incurred in connection with regulatory and legal matters, including the Special Committee investigation, the SEC and regulatory investigations and other litigation, $1.4 million in higher salary and related expenses and $0.3 million in higher marketing expense.

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

Changes in estimated fair values of private placement warrant liability and earnout liability for the three months ended March 31, 2023, were $0.6 million and $6.4 million, respectively. Changes in estimated fair values of private placement warrant liability, earnout liability, and investments in equity securities for the three months ended March 31, 2022, were $1.5 million, $3.2 million, and $12.5 million, respectively. The change in the estimated fair values of the private placement warrant liability and earnout liability were primarily attributable to the year over year decrease in the Company’s share price. There were no equivalent price adjustment in equity securities requiring fair value remeasurement for the three months ended March 31, 2023.

Foreign Currency Exchange Gain (Loss) and Other Expense, net. Foreign currency exchange gain (loss) represents exchange rate gains and losses related to all transactions denominated in a currency other than our or our subsidiary’s functional currencies.

Foreign currency exchange gain was $1.2 million for the three months ended March 31, 2023 compared to a loss of $1.2 million in the three months ended March 31, 2022.

Investment income and interest expense, net. Investment income was $2.4 million and interest income, net was $0.1 million for the three months ended March 31, 2023, compared to negligible interest income for the three months ended March 31, 2022. Investment income for the three months ended March 31, 2023 primarily relates to realized gain or loss on short-term investments.

Income Tax Expense. We had no income tax expense for the three months ended March 31, 2023. For the three months ended March 31, 2022, the Company recorded a net discrete tax expense of $0.5 million, primarily associated with the establishment of a deferred tax liability that is not expected to offset available deferred tax assets. The Company has cumulative net operating losses at the federal, foreign, and state levels and maintains a full valuation allowance, but for the deferred tax liability described above, against its deferred tax assets.

Net Loss Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests represents results attributable to third parties in our operating subsidiaries. Net loss is generally allocated based on such ownership interests held by third parties with respect to each of these entities.

Net loss attributable to noncontrolling interests was negligible and $2.3 million for the three months ended March 31, 2023 and 2022, respectively. The decrease is primarily because the Company acquired the remaining equity interests of Hyzon Europe from Holthausen Clean Technology Investments B.V. (“Holthausen”) in December 2022. The Company now holds 100% ownership in Hyzon Europe.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss	$(30,258)	$(8,818)
Interest income, net	(135)	(17)
Income tax expense	—	526
Depreciation and amortization	1,082	904
EBITDA	$(29,311)	$(7,405)
Adjusted for:
Change in fair value of private placement warrant liability	(641)	(1,523)
Change in fair value of earnout liability	(6,420)	(3,241)
Gain on equity securities	—	(12,530)
Stock-based compensation	1,359	1,193
Regulatory and legal matters (1)	7,742	2,730
Adjusted EBITDA	$(27,271)	$(20,776)
(1)Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the short-seller analyst article from September 2021, and investigations and litigation related thereto.

Liquidity

The Company incurred net losses of $30.3 million and $8.8 million for the three months ended March 31, 2023 and 2022, respectively. Net cash used in operating activities was $46.0 million and $30.1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had $101.6 million in unrestricted cash and cash equivalents, $107.4 million in short-term investments, and positive working capital of $231.5 million. We believe that our current cash balance, including cash equivalents and short term investments, will provide adequate liquidity during the 12-month period from the issuance date of these unaudited interim consolidated financial statements.

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

These unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These unaudited interim consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. As of the date of this Quarterly Report on Form 10-Q, management believes that the Company’s existing financial resources will be sufficient to execute its operating priorities for the next 12 months following the issuance date of these unaudited interim consolidated financial statements. As of May 31, 2023, unrestricted cash, cash equivalents, and short-term investments were approximately $185 million.

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

•completing customer trials of our FCEVs which we expect to lead to FCEV sales;

•delivering FCEVs to customers;

•expanding our contracted customer pipeline;

•commercializing our 200 kW single stack fuel cell system, and manufacturing facility in Bolingbrook, IL, USA;

•active management of our cost structure and balancing priorities, and;

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

•identified improvements in our business model that we expect to further reduce the working capital requirements for our fuel cell system manufacturing and vehicle assembling business;

•pursuing a path to dissolve non-core legal entities or joint venture relationships.

We have identified additional cash management levers available to us, which we are prepared to implement if necessary to extend liquidity balanced against impact to the business execution plan.

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

•other risks discussed in our 2022 Annual Report filed on Form 10-K the section entitled "Risk Factors".

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

Cash Flows
The following table is summarized from our unaudited interim Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(46,013)	$(30,096)
Net cash provided by (used in) investing activities	86,348	(3,895)
Net cash used in financing activities	(200)	(3,389)

Cash Flows for Three Months Ended March 31, 2023 and March 31, 2022

Cash Flows from Operating Activities

Net cash used in operating activities was $46.0 million for the three months ended March 31, 2023, as compared to $30.1 million for the three months ended March 31, 2022. The cash flows used in operating activities for the three months ended March 31, 2023 was primarily driven by net loss of $30.3 million and adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash gain adjustments primarily consisted of changes in estimated fair value of the private placement warrant liability of $0.6 million, earnout liability of $6.4 million and accretion of discount on available-for-sale debt securities of $0.7 million. These non-cash gain adjustments were partially offset by $1.4 million of stock-based compensation expense, $1.1 million in depreciation and amortization and $0.3 million for the write-down of inventory. Changes in operating assets and liabilities were primarily driven by increases of $6.9 million in inventory balances, $1.2 million in accounts receivable, $2.3 million accounts payable, $1.1 million in contract liabilities, and decreases of $9.3 million in accrued liabilities, and $3.1 million in prepaid expenses and other current assets.

Net cash used in operating activities for the three months ended March 31, 2022 was primarily driven by a net loss of $8.8 million and adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash gain adjustments consisted of changes in estimated fair value of the private placement warrant liability of $1.5 million, earnout liability of $3.2 million, and equity securities of $12.5 million. These non-cash gain adjustments were partially offset by $1.2 million of stock-based compensation expense and $0.9 million in depreciation and amortization. Changes in operating assets and liabilities were primarily driven by $1.7 million increase in prepayments for vehicle inventory, production equipment, other supplier deposits and director and officer (“D&O”) insurance, an increase of $7.5 million in inventory balances, an increase in accrued liabilities of $3.4 million, a decrease in contract liabilities of $2.6 million and a decrease in accounts receivable of $2.2 million.

Cash Flows from Investing Activities

Net cash provided by investing activities was $86.3 million for the three months ended March 31, 2023, as compared to $3.9 million of cash used in investing activities for the three months ended March 31, 2022. The cash flows provided by investing activities for the three months ended March 31, 2023 were primarily driven by $94.9 million of proceeds from maturities of short-term investments, offset by $7.1 million cash paid to purchase short-term investments and $1.2 million cash paid for property and equipment. The cash flows used in investing activities for the three months ended March 31,
2022 were primarily driven by $3.6 million cash paid for property and equipment and $0.3 million paid in advance for capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2023, as compared to $3.4 million for the three months ended March 31, 2022. The cash flows used in financing activities for the three months ended March 31, 2023 were driven primarily by $0.1 million payment towards finance lease liability. The cash flows used in financing activities for the three months ended March 31, 2022 were driven primarily by a $3.1 million payment towards the Horizon IP Agreement.

Contractual Obligations and Commitments

For the three months ended March 31, 2023, there were no material changes outside the ordinary course of business within the Contractual Obligations table as previously disclosed in our Annual Report filed on Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies and Estimates

There have been no substantial changes to these estimates, or the policies related to them for the three months ended March 31, 2023. For a full discussion of these estimates and policies, see "Critical Accounting Policies and Estimates" in Item 7 of our Annual Report filed on Form 10-K for the year ended December 31, 2022.

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

Hyzon will remain an emerging growth company under the JOBS Act until the earliest of (a) the last day of Hyzon’s first fiscal year following the fifth anniversary of the closing of DCRB’s initial public offering, (b) the last date of Hyzon’s fiscal year in which Hyzon has total annual gross revenue of at least $1.235 billion, (c) the date on which Hyzon is deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which Hyzon has issued more than $1.0 billion in non-convertible debt securities during the previous three years.

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

Related Party Payables and Receivables

Horizon Fuel Cell Technologies and Related Subsidiaries

The Company made deposit payments to Horizon and its subsidiaries to secure fuel cell components. As of March 31, 2023, the remaining deposit balance was $5.6 million and included within Prepaid expenses and other current assets in the unaudited interim Consolidated Balance Sheets.

Certain employees of Horizon and its subsidiaries provide research and development, staff training, and administrative services to the Company. Based on an analysis of the compensation costs incurred by Horizon and an estimate of the proportion of effort spent by such employees on each entity, an allocation of approximately $0.3 million in the Company’s unaudited interim Consolidated Statements of Operations and Comprehensive Loss related to such services for the three months ended March 31, 2022. There were no such activities for the three months ended March 31, 2023.

The related party receivable, net from Horizon and its subsidiaries is $6.2 million and $6.1 million as of March 31, 2023 and December 31, 2022, respectively. The related party receivable, net primarily relates to the divestiture of Hyzon Motors Technology (Guangdong) Co., Ltd. (“Hyzon Guangdong”), which was subsequently renamed to Guangdong Qingyun Technology Co. Ltd. (“Guangdong Qingyun”). In April 2023, the Company received $6.4 million to settle the related party receivable associated with the divestiture of Hyzon Guangdong.

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

Our Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2023. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of March 31, 2023 our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

In light of the material weaknesses described below, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the ineffectiveness of our disclosure controls and procedures as well as material weaknesses in our internal control over financial reporting as of March 31, 2023, the unaudited interim consolidated financial statements for the periods covered by and included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.

(b) Material Weaknesses in Internal Control over Financial Reporting

While preparing the Company’s unaudited interim consolidated financial statements, our management concluded that the following material weaknesses in internal control over financial reporting disclosed in our Annual Report filed on Form 10-K for the year ended December 31, 2022 are not fully remediated:

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

Because there is a reasonable possibility that material misstatements of the unaudited interim consolidated financial statements will not be prevented or detected on a timely basis, we concluded that these deficiencies represent material weaknesses in our internal control over financial reporting and that our internal control over financial reporting was not effective as of March 31, 2023.

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

•established a Disclosure Committee and implemented controls and procedures for the disclosure of Company data and information, as well as roles and responsibilities for formal review and sign off process; and

•implemented a formal regional general manager consolidated financial statement review and certification process for each SEC filing.

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

(d) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings

The information set forth under Note 12. Commitment and Contingencies, to our unaudited interim consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments.

Item 1A.    Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A. “Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2022 that could materially affect our business, financial condition or future results. There have not been any material changes to the risk factors described in our 2022 Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities for the three months ended March 31, 2023 that were not registered under the Securities Act.

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

10.1**
Technology Development Agreement, effective as of February 24, 2023, between Hyzon Motors USA Inc. and Hyliion Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2023).

10.2#
Employment Agreement, dated August 21, 2021, together with Letter Agreement, signed March 16, 2023, by and between Hyzon and JiaJia Wu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2023).

10.3#
Employment Agreement, dated September 18, 2021, together with Letter Agreement, signed March 3, 2023, by and between Hyzon and Pat Griffin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2023).

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
** Certain provisions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K and will be supplementally provided to the SEC upon request.
#    Indicates management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyzon Motors Inc.

Date: June 7, 2023	By:	/s/ Parker Meeks
	Name:	Parker Meeks
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: June 7, 2023	By:	/s/ Jiajia Wu
	Name:	Jiajia Wu
	Title:	Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)