Form 10-Q
period 2023-06-30
Hyzon Motors Inc.
filed 2023-08-08
CIK 1716583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2023, there were approximately 244,853,005 shares of the registrant’s common stock outstanding, par value $0.0001 per share, outstanding.

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

Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to, those described below and under the section entitled “Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2022, and in subsequent reports that we file with the SEC, including this Form 10-Q for the quarter ended June 30, 2023.

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

•our ability to convert non-binding memoranda of understanding and vehicle trial agreements into binding orders or sales (including because of the current or prospective resources of our counterparties) and the ability of our counterparties to make payments on orders;

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

Hyzon Motors, Inc.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$140,536	$60,554
Short-term investments	31,879	194,775
Accounts receivable	950	29
Related party receivable	324	6,578
Inventory	44,008	35,553
Prepaid expenses and other current assets	8,542	15,365
Total current assets	226,239	312,854
Property, plant, and equipment, net	21,893	22,420
Right-of-use assets	8,536	9,181
Investments in equity securities	15,030	15,030
Other assets	13,351	15,411
Total Assets	$285,049	$374,896
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,743	$13,798
Accrued liabilities	23,564	25,587
Related party payables	424	433
Contract liabilities	6,836	3,919
Current portion of lease liabilities	1,899	2,132
Total current liabilities	40,466	45,869
Long term liabilities
Lease liabilities	6,727	7,492
Private placement warrant liability	321	1,122
Earnout liability	3,591	10,927
Deferred income taxes	526	526
Other liabilities	16,719	1,901
Total Liabilities	$68,350	$67,837
Commitments and contingencies (Note 12)
Stockholders’ Equity
Common stock, $0.0001 par value; 400,000,000 shares authorized, 244,708,119 and 244,509,208 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	25	25
Treasury stock, at cost; 3,769,592 shares as of June 30, 2023 and December 31, 2022, respectively.	(6,446)	(6,446)
Additional paid-in capital	375,818	372,942
Accumulated deficit	(149,094)	(58,598)
Accumulated other comprehensive loss	(2,898)	(153)
Total Hyzon Motors Inc. stockholders’ equity	217,405	307,770
Noncontrolling interest	(706)	(711)
Total Stockholders’ Equity	216,699	307,059
Total Liabilities and Stockholders’ Equity	$285,049	$374,896

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$—	$46	$—	$2,934
Operating expense:
Cost of revenue	2,410	1,370	3,248	2,023
Research and development	12,597	10,483	21,937	17,419
Selling, general, and administrative	49,098	20,065	79,955	39,817
Total operating expenses	64,105	31,918	105,140	59,259
Loss from operations	(64,105)	(31,872)	(105,140)	(56,325)
Other income (expense):
Change in fair value of private placement warrant liability	160	8,415	801	9,938
Change in fair value of earnout liability	916	66,096	7,336	69,337
Gain (loss) on equity securities	—	(2,448)	—	10,082
Foreign currency exchange gain (loss) and other expense, net	280	(1,454)	1,430	(2,604)
Investment income and interest income, net	2,494	54	5,060	71
Total other income (expense)	3,850	70,663	14,627	86,824
Net income (loss) before income taxes	$(60,255)	$38,791	$(90,513)	$30,499
Income tax expense	—	—	—	526
Net income (loss)	$(60,255)	$38,791	(90,513)	29,973
Less: Net loss attributable to noncontrolling interest	(7)	(3,208)	(17)	(5,503)
Net income (loss) attributable to Hyzon	$(60,248)	$41,999	$(90,496)	$35,476

Comprehensive income (loss):
Net income (loss)	$(60,255)	$38,791	$(90,513)	$29,973
Foreign currency translation adjustment	(931)	(235)	(1,735)	(24)
Net change in unrealized gain (loss) on short-term investments	(691)	$—	(988)	—
Comprehensive income (loss)	$(61,877)	$38,556	$(93,236)	$29,949
Less: Comprehensive income (loss) attributable to noncontrolling interest	22	(2,840)	5	(5,009)
Comprehensive income (loss) attributable to Hyzon	$(61,899)	$41,396	$(93,241)	$34,958
Net income (loss) per share attributable to Hyzon:
Basic	$(0.25)	$0.17	$(0.37)	$0.14
Diluted	$(0.25)	$0.16	$(0.37)	$0.14
Weighted average common shares outstanding:
Basic	244,628	248,056	244,585	247,999
Diluted	244,628	258,265	244,585	258,772

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Class A		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Hyzon Motors Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	244,509,208	$25	3,769,592	$(6,446)	$372,942	$(58,598)	$(153)	$307,770	$(711)	$307,059
Stock-based compensation	—	—	—	—	1,359	—	—	1,359	—	1,359
Vesting of RSUs	51,863	—	—	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(58)	—	—	(58)	—	(58)
Available-for-sale short-term investments:
Unrealized net gain on short-term investments	—	—	—	—	—	—	462	462	—	462
Reclassification to net loss	—	—	—	—	—	—	(759)	(759)	—	(759)
Net loss attributable to Hyzon	—	—	—	—	—	(30,248)	—	(30,248)	—	(30,248)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(10)	(10)
Foreign currency translation loss	—	—	—	—	—	—	(797)	(797)	(7)	(804)
Balance as of March 31, 2023	244,561,071	$25	3,769,592	$(6,446)	$374,243	$(88,846)	$(1,247)	$277,729	$(728)	$277,001
Stock-based compensation	—	—	—	—	1,628	—	—	1,628	—	1,628
Vesting of RSUs	147,048	—	—	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(53)	—	—	(53)	—	(53)
Available-for-sale short-term investments:			—							—
Unrealized net gain on short-term investments	—	—	—	—	—	—	154	154	—	154
Reclassification to net loss	—	—	—	—	—	—	(845)	(845)	—	(845)
Net loss attributable to Hyzon	—	—	—	—	—	(60,248)	—	(60,248)	—	(60,248)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(7)	(7)
Foreign currency translation loss	—	—	—	—	—	—	(960)	(960)	29	(931)
Balance as of June 30, 2023	244,708,119	$25	3,769,592	$(6,446)	$375,818	$(149,094)	$(2,898)	$217,405	$(706)	$216,699

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Class A		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Hyzon Motors Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	247,758,412	$25	—	$—	$400,826	$(26,412)	$378	$374,817	$(4,752)	$370,065
Exercise of stock options	30,008	—	—	—	34	—	—	34	—	34
Stock-based compensation	—	—	—	—	1,193	—	—	1,193	—	1,193
Vesting of RSUs	64,815	—	—	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(160)	—	—	(160)	—	(160)
Common stock issued for the cashless exercise of warrants	28,333	—	—	—	—	—	—	—	—	—
Repurchase of warrants	—	—	—	—	(31)	—	—	(31)	—	(31)
Net loss attributable to Hyzon	—	—	—	—	—	(6,523)	—	(6,523)	—	(6,523)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(2,295)	(2,295)
Foreign currency translation income	—	—	—	—	—	—	85	85	126	211
Balance as of March 31, 2022	247,881,568	$25	—	$—	$401,862	$(32,935)	$463	$369,415	$(6,921)	$362,494
Exercise of stock options	5,316	—	—	—	6	—	—	6	—	6
Stock-based compensation	—	—	—	—	1,859	—	—	1,859	—	1,859
Vesting of RSUs	103,957	—	—	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(303)	—	—	(303)	—	(303)
Common stock issued for the cashless exercise of warrants	16,016	—	—	—	—	—	—	—	—	—
Net income attributable to Hyzon	—	—	—	—	—	41,999	—	41,999	—	41,999
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(3,208)	(3,208)
Foreign currency translation income (loss)	—	—	—	—	—	—	(603)	(603)	368	(235)
Balance as of June 30, 2022	248,006,857	$25	—	$—	$403,424	$9,064	$(140)	$412,373	$(9,761)	$402,612

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$(90,513)	$29,973
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,193	1,606
Stock-based compensation	2,987	3,052
Deferred income tax expense	—	526
Fair value adjustment of private placement warrant liability	(801)	(9,938)
Fair value adjustment of earnout liability	(7,336)	(69,337)
Fair value adjustment of value in equity securities	—	(10,082)
Accretion of discount on available-for-sale debt securities	(1,424)	—
Write down of inventory	2,106	—
Loss on equity method investment	7	30
Foreign currency transaction gain	(1,620)	—
Impairment of property and equipment	1,090	—
Changes in operating assets and liabilities:
Accounts receivable	(919)	2,920
Inventory	(10,500)	(19,009)
Prepaid expenses and other current assets	6,764	1,794
Other assets	305	(430)
Accounts payable	(5,995)	(214)
Accrued liabilities	(1,986)	4,424
Related party payables, net	5,988	(118)
Contract liabilities	2,711	(3,762)
Other liabilities	14,885	(315)
Net cash used in operating activities	(82,058)	(68,880)
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,684)	(7,652)
Purchases of short-term investments	(16,594)	—
Proceeds from sale of short-term investments	50,021	—
Proceeds from maturities of short-term investments	129,905	—
Net cash provided by (used in) investing activities	160,648	(7,652)
Cash Flows from Financing Activities:
Exercise of stock options	—	40
Payment of finance lease liability	(237)	(181)
Net share settlement of equity awards	(111)	(463)
Payment for purchase of Horizon IP	—	(3,146)
Repurchase of warrants	—	(31)
Net cash used in financing activities	(348)	(3,781)
Effect of exchange rate changes on cash	(2)	(140)
Net change in cash, cash equivalents, and restricted cash	78,240	(80,453)
Cash, cash equivalents, and restricted cash — Beginning	66,790	449,365
Cash, cash equivalents, and restricted cash — Ending	$145,030	$368,912

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

Liquidity

The Company incurred net losses of $60.3 million and $90.5 million for the three and six months ended June 30, 2023, respectively. The Company generated net income of $38.8 million and $30.0 million for the three and six months ended June 30, 2022, respectively. Accumulated deficit amounted to $149.1 million and $58.6 million as of June 30, 2023 and December 31, 2022, respectively. Net cash used in operating activities was $82.1 million and $68.9 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company has $140.5 million in unrestricted cash and cash equivalents, $31.9 million in short-term investments, and $4.5 million in restricted cash.

As an early stage growth company, the Company expects to continue to incur net losses in the near term. As the Company commenced its internal restructuring efforts in 2022, the primary focuses are the advancement of its proprietary fuel cell technology and development and commercialization of single HD commercial vehicle platforms in each region where it operates by leveraging third-party contracted assemblers for some or all of the assembly process. Until the Company can generate sufficient revenue from product sales and upfit services to cover operating expenses, working capital and capital expenditures, the Company will need to raise additional capital. The Company expects to fund cash needs through a combination of equity and/or debt financing, alliances or other partnership agreements with entities interested in our technologies, and the liquidation of certain inventory balances. There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements and/or fuel cell technology advancement. If the Company cannot raise additional funds when needed or on acceptable terms, the financial condition, business, prospects, and results of operations could be materially adversely affected. In addition, the Company is subject to, and may become a party to, a variety of litigation, other claims, suits, indemnity demands, regulatory actions, and government investigations and inquiries in the ordinary course of business. The outcome of litigation and other legal proceedings, including the other claims described under Legal Proceedings in Note 12. Commitments and Contingencies, are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Specifically, resolution of the SEC investigation or other regulatory proceedings could have a material impact on the Company’s liquidity and the Company's ability to continue as a going concern if a significant monetary payment is agreed and paid or if the matter proceeds to litigation and a judgment is rendered against the Company.

These unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These unaudited interim consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. As of the date of this Quarterly Report on Form 10-Q, management believes that the Company’s existing financial resources will be sufficient to execute its operating priorities for the next 12 months following the issuance date of these unaudited interim consolidated financial statements. As of July 31, 2023, unrestricted cash, cash equivalents, and short-term investments were approximately $158 million.

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

Hyliion Inc. Technology Development Agreement

In February 2023, the Company entered into a Technology Development Agreement (“TD Agreement”) with Hyliion Inc. for the purpose of working collaboratively to integrate a Hyzon fuel cell into a Hyliion powertrain on a Class 8 semi-truck. Subject to the terms and conditions of the TD Agreement, the parties grant one another a worldwide, irrevocable, nonexclusive, royalty-free, non-sublicensable license to their respective intellectual property solely for the limited purpose of developing the deliverable. The TD Agreement contains various representations, warranties, covenants, indemnities and other provisions customary for transactions of this nature. The term of the TD Agreement is one year, with the option of extending the term by mutual agreement. The Company agrees to reimburse Hyliion up to $1 million for research and development expenses incurred. During the three and six months ended June 30, 2023, the Company has incurred $0.7 million of expenses under the TD Agreement which have been recorded within Research and development expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2. Summary of Significant Accounting Policies, in the Company’s consolidated financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2022.

There have been no material changes to the significant accounting policies for the six months ended June 30, 2023.

Note 3. Revenue

The Company did not recognize revenue for the three and six months ended June 30, 2023. The Company recognized negligible revenue and $2.9 million in sales of hydrogen fuel cell systems in the United States, sales of FCEVs in China, and upfit services in Europe for the three and six months ended June 30, 2022, respectively.

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

Revenue recognized from sales of FCEVs in China is related to the delivery of 62 FCEVs in the six months ended June 30, 2022. This amount, $2.5 million, is equal to the remaining consideration received after satisfying local government VAT obligations, as such amounts are non-refundable and the Company has transferred control of the 62 FCEVs to which the consideration relates and has stopped transferring goods or services to the customer. The Company will continue to monitor the customer and evaluate the collectability criterion as of each reporting period. The total cost of the 62 FCEVs delivered was recorded within Cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss in 2021 since control of such FCEVs was transferred to the customer prior to December 31, 2021.

Contract Balances

Contract liabilities relate to the advance consideration invoiced or received from customers for products and services prior to satisfying a performance obligation or in excess of amounts allocated to a previously satisfied performance obligation.

The current portion of contract liabilities is recorded within Contract liabilities in the unaudited interim Consolidated Balance Sheets and totaled $6.8 million and $3.9 million as of June 30, 2023 and December 31, 2022, respectively. The long-term portion of contract liabilities is recorded within Other liabilities in the Consolidated Balance Sheets and totaled $1.7 million and $1.9 million as of June 30, 2023 and December 31, 2022, respectively.

Remaining Performance Obligations

The transaction price associated with remaining performance obligations for commercial vehicles and other contracts with customers was $15.1 million as of June 30, 2023. The Company expects to recognize approximately 79% of its remaining performance obligations as revenue over the twelve months after June 30, 2023.

Note 4. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$28,419	$24,862
Work in process	14,052	10,691
Finished Goods	1,537	—
Total inventory	$44,008	$35,553

The Company writes down inventory for any excess or obsolescence, or when the Company believes that the net realizable value of inventories is less than the carrying value. A total of $1.8 million and $2.1 million in inventory write-downs was recognized for the three and six months ended June 30, 2023. recorded in Cost of revenue in the unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss). The Company did not write down any inventory for the three and six months ended June 30, 2022.

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Deposit for fuel cell components (Note 15)	$4,443	$6,092
Vehicle inventory deposits	357	2,074
Production equipment deposits	141	235
Other prepaid expenses	1,473	1,877
Prepaid insurance	641	3,201
VAT receivable from government	1,487	1,886
Total prepaid expenses and other current assets	$8,542	$15,365

Note 6. Property, Plant, and Equipment, net

Property, plant, and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Land and building	$2,824	$2,818
Machinery and equipment	16,314	15,832
Software	3,205	2,350
Leasehold improvements	3,601	2,123
Construction in progress	1,309	2,499
Total Property, plant, and equipment	27,253	25,622
Less: Accumulated depreciation and amortization	(5,360)	(3,202)
Property, plant and equipment, net	$21,893	$22,420

Depreciation and amortization expense totaled $0.7 million and $2.2 million and for the three and six months ended June 30, 2023, respectively. Depreciation and amortization expense totaled $0.7 million and $1.3 million for the three and six months ended June 30, 2022, respectively.

Note 7. Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Payroll and payroll related expenses	$5,874	$4,638
Accrued professional fees	4,620	10,016
Accrued product warranty costs	912	942
Accrued contract manufacturer costs	1,383	1,409
Accrued contract termination costs	465	2,688
Accrued Orten cancellation costs	—	1,192
Legal loss contingency (Note 12)	7,000	—
Other accrued expenses	3,310	4,702
Accrued liabilities	$23,564	$25,587

Note 8. Investments in Equity Securities

The Company owns common shares, participation rights, and options to purchase additional common shares in certain private companies. On a non-recurring basis, the carrying value is adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments in the same issuer or an impairment.

There was no gain or loss on equity securities in the unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2023. Included in the Gain (loss) on equity securities in the unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2022 is a $12.5 million gain related to the equity investment in Raven SR, Inc. (“Raven SR”). The investment in Raven SR’s common shares and options was initially accounted for at cost of $2.5 million.

Additionally, included in Gain (loss) on equity securities in the unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2022 is a $2.4 million impairment loss related to the Company’s investment in Global NRG H2 Limited (“NRG”), a New Zealand corporation, equal to the initial cost basis. In accordance with ASC 321, Investments - Equity Securities, the investment in NRG does not have a readily determinable fair value and is measured at cost minus impairment, which requires the Company to evaluate on an ongoing basis whether an investment has been impaired based on qualitative factors. The Company impaired NRG due to the investee’s lack of progress in developing its plans and operating performance.

The following table summarizes the total carrying value of held securities, measured as the total initial cost plus cumulative net gain (loss) (in thousands):

	June 30, 2023	December 31, 2022
Total initial cost basis	$4,948	$4,948
Adjustments:
Cumulative unrealized gain	12,530	12,530
Cumulative impairment	(2,448)	(2,448)
Carrying amount, end of period	$15,030	$15,030

The following table summarizes unrealized gain and impairment recorded in Other income (expense) in the unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss), which are included as adjustments to the carrying value of equity securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unrealized gain on equity securities	$—	$—	$—	$12,530
Impairment	—	(2,448)	—	(2,448)
Total unrealized gain and impairment on equity securities	$—	$(2,448)	$—	$10,082

Note 9. Short-term Investments

The following tables summarize the Company's short-term investments as of June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments
Corporate debt securities	7,202	28	(8)	7,222
U.S. Treasury bills	24,363	294	—	24,657
Total short-term investments	$31,565	$322	$(8)	$31,879

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments
Certificates of deposit	$38,703	$194	$—	$38,897
Commercial paper	26,198	205	—	26,403
Corporate debt securities	46,826	189	(33)	46,982
Foreign government bonds	37,453	348	—	37,801
U.S. Treasury bills	44,333	359	—	44,692
Total short-term investments	$193,513	$1,295	$(33)	$194,775

Note 10. Income Taxes

During the three and six months ended June 30, 2023 the Company did not record any tax expense. During the three and six months ended June 30, 2022, the Company recorded a zero tax expense and a discrete tax expense of $0.5 million, respectively. The discrete item in the six months ended June 30, 2022 was primarily associated with the establishment of a deferred tax liability that is not expected to offset available deferred tax assets.

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

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its positions. The Company is subject to income tax examinations by taxing authorities in the countries in which it operates since inception.

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

As of June 30, 2023, and December 31, 2022, the carrying amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate estimated fair value due to their relatively short maturities.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:	$71,129	$—	$—	$71,129
Short-term investments:
Corporate debt securities	—	7,222	—	7,222
U.S. Treasury bills	24,657	—	—	24,657
Liabilities:
Warrant liability – Private Placement Warrants	$—	$321	$—	$321
Earnout shares liability	—	—	3,591	3,591

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:	$23,113	$4,992	$—	$28,105
Short-term investments:
Certificates of deposit	—	38,897	—	38,897
Commercial paper	—	26,403	—	26,403
Corporate debt securities	—	46,982	—	46,982
Foreign government bonds	—	37,801	—	37,801
U.S. Treasury bills	44,692	—	—	44,692
Liabilities:
Warrant liability – Private Placement Warrants	$—	$1,122	$—	$1,122
Earnout shares liability	—	—	10,927	10,927

Cash Equivalents

The Company’s cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash with original maturities of three months or less. As of June 30, 2023, the Company has $71.1 million invested in money market funds. As of December 31, 2022, the Company had $28.1 million invested in commercial paper and money market funds. The Company classifies its investments in commercial paper as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

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

Earnout to Common Stockholders

The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model. The inputs into the Monte-Carlo pricing model included significant unobservable inputs. The following table provides quantitative information regarding Level 3 fair value measurement inputs:

	June 30, 2023	December 31, 2022
Stock price	$0.96	$1.55
Risk-free interest rate	4.5%	4.2%
Volatility	93.0%	92.0%
Remaining term (in years)	3.04	3.54

The following table presents the changes in the liabilities for Private Placement Warrants and Earnout for the six months ended June 30, 2023 (in thousands):

	Private Placement Warrants	Earnout
Balance as of December 31, 2022	$1,122	$10,927
Change in estimated fair value	(801)	(7,336)
Balance as of June 30, 2023	$321	$3,591

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

Shareholder Securities and Derivative Litigation

Three related putative securities class action lawsuits were filed between September 30, 2021 and November 15, 2021, in the U.S. District Court for the Western District of New York against the Company, certain of the Company’s current and former officers and directors and certain former officers and directors of DCRB (Kauffmann v. Hyzon Motors Inc., et al. (No. 21- cv-06612-CJS), Brennan v. Hyzon Motors Inc., et al. (No. 21-cv-06636-CJS), and Miller v. Hyzon Motors Inc. et al. (No. 21-cv-06695-CJS)), asserting violations of federal securities laws. The complaints generally allege that the Company and individual defendants made materially false and misleading statements relating to the nature of the Company’s customer contracts, vehicle orders, and sales and earnings projections, based on allegations in a report released on September 28, 2021, by Blue Orca Capital, an investment firm that indicated that it held a short position in the Company’s stock and which has made numerous allegations about the Company. These lawsuits have been consolidated under the caption In re Hyzon Motors Inc. Securities Litigation (Case No. 6:21-cv-06612-CJS-MWP), and on March 21, 2022, the court-appointed lead plaintiff filed a consolidated amended complaint seeking monetary damages. The Company and individual defendants moved to dismiss the consolidated amended complaint on May 20, 2022, and the court-appointed lead plaintiff filed its opposition to the motion on July 19, 2022. The court-appointed lead plaintiff filed an amended complaint on March 21, 2022, and a second amended complaint on September 16, 2022. Briefing regarding the Company and individual defendants’ anticipated motion to dismiss the second amended complaint was stayed pending a non-binding mediation among the parties, which took place on May 9, 2023. The parties did not reach a settlement during the May 9, 2023 mediation. On June 20, 2023, the court granted the lead plaintiff leave to file a third amended complaint, which was filed on June 23, 2023. The Company and the individual defendants intend to file a motion to dismiss the third amended complaint. The motion to dismiss currently is due on August 25, 2023.

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

On March 18, 2022, a putative class action complaint, Malork v. Anderson et al. (C.A. No. 2022-0260- KSJM), was filed in the Delaware Court of Chancery against certain officers and directors of DCRB, DCRB’s sponsor, and certain investors in DCRB’s sponsor, alleging that the director defendants and controlling stockholders of DCRB’s sponsor breached their fiduciary duties in connection with the merger between DCRB and Legacy Hyzon. The complaint seeks equitable relief and monetary damages. On May 26, 2022, the defendants in this case moved to dismiss the complaint. On August 2, 2022, the plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on August 15, 2022. Briefing on the motion to dismiss is now complete, and oral argument occurred on April 21, 2023. On July 17, 2023, the Delaware Court of Chancery denied the defendants’ motion to dismiss the complaint.

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

Government Investigations

On January 12, 2022, the Company announced it received a subpoena from the SEC for production of documents and information, including documents and information related to the allegations made in the September 28, 2021 report issued by Blue Orca Capital. The Company received two additional subpoenas in connection with the SEC’s investigation on August 5, 2022 and August 10, 2022. On October 31, 2022, the U.S. Attorney’s Office for the Southern District of New York (“SDNY”) notified the Company that it is also investigating these matters. The Company is cooperating and will continue to cooperate with these and any other regulatory or governmental investigations or inquiries, and has commenced preliminary discussions with the SEC related to a potential resolution of their investigation. On June 13, 2023, the Company received a “Wells Notice” from the SEC Staff, informing the Company that the SEC Staff had made a preliminary determination to recommend that the SEC file a civil enforcement action against the Company alleging violations of certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. A Wells Notice is not a formal allegation or a finding of wrongdoing, but is a preliminary determination by the SEC Staff to recommend to the SEC that a civil enforcement action or administrative proceeding be brought against the recipient. Discussions with the SEC Staff regarding a potential resolution of the SEC investigation have been and remain ongoing. Based upon management’s assessment of the SEC investigation, the Company has accrued a $22.0 million loss contingency in the second quarter of 2023, of which $7.0 million is recorded in Accrued liabilities and $15.0 million in Other liabilities in the unaudited interim Consolidated Balance Sheets. There is no assurance that this $22.0 million loss contingency will be adequate to resolve matters covered by the SEC investigation. Further, the Company cannot predict the ultimate outcome or timing of the SEC and the SDNY investigations or inquiries, what if any actions may be taken by the SEC or the SDNY, or the effect that such actions may have on the business, prospects, operating results and financial condition. The resolution of the SEC investigation or other regulatory proceedings could have a material impact on the Company’s liquidity and the Company’s ability to continue as a going concern if a significant monetary payment is agreed and paid or if the matter proceeds to litigation and a judgment is rendered against the Company.

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

On July 28, 2023, Worthington Industries Poland SP.Z.O.O, a Hyzon Europe supplier, filed a complaint in the Amsterdam District Court in the Netherlands, against Hyzon Europe for breach of contract and obtained an attachment covering Hyzon Europe’s bank accounts. The complaint seeks damages from Hyzon Europe totaling €4.6 million (approximately $5.0 million in USD). The Company is awaiting receipt of the formal complaint from the Dutch court. The Company intends to vigorously defend itself against this claim.

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

Nasdaq Minimum Bid Price Requirement

On May 8, 2023, the Company received a notice letter from The Nasdaq Stock Market LLC notifying the Company that, because the minimum bid price per share for its common stock was below $1.00 for 30 consecutive business days preceding the date of the Notice, the Company did not meet the $1.00 per share minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1).

On July 26, 2023, the Company received a letter from Nasdaq notifying the Company that it had regained compliance with Nasdaq Listing Rule 5450(a)(1) as a result of the closing bid price of the Company’s common stock being at $1.00 per share or greater for the 10 consecutive business days from July 12, 2023 through July 25, 2023. Accordingly, the Company is in compliance with the Minimum Bid Price Requirement and the matter is now closed.

Note 13. Stock-based Compensation Plans

The following table summarizes the Company’s stock option, Restricted Stock Unit (“RSU”) and Performance Stock Units (“PSUs”) activity:

	Stock Options				RSUs & PSUs
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual (Years)	Aggregate Intrinsic Value (in 000s)	Number of RSUs & PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	19,536,904	$1.51	12.00	5,972	6,268,193	$2.81
Granted	—	$—	—	—	9,169,694	$0.92
Exercised or released	—	$—	—	—	(315,367)	$4.62
Forfeited/Cancelled	(370,567)	$1.98	—	—	(1,099,778)	$3.16
Outstanding at June 30, 2023 (1)	19,166,337	$1.67	11.68	—	14,022,742	$1.51
Vested and expected to vest, June 30, 2023	13,628,837	$1.20	11.34	—	14,022,742	$1.51
Exercisable and vested at June 30, 2023	12,555,643	$1.14	11.81	—	—
(1)As of June 30, 2023, the 14.0 million restricted shares outstanding include 11.2 million RSUs and 2.8 million PSUs”.

As of June 30, 2023, there was $1.5 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.43 years.

RSUs granted under the Company’s equity incentive plans typically vest over one to four-year period beginning on the date of grant. RSUs will be settled through the issuance of an equivalent number of shares of the Company’s common stock and are equity classified.

During the three months ended June 30, 2023, the Company granted PSUs to certain members of management, which vest over a three-year period beginning on the date of grant. Subject to the achievement of performance goals during a performance period outlined by the Compensation Committee of the Board of Directors, upon vesting, the PSUs are exchanged for a number of shares of common stock equal to the target number of PSUs multiplied by a factor between 0% and 150%. The actual number of units that ultimately vest may equal, exceed, or be less than the targeted number of shares based on the level of achievement of performance goals over the performance period and continued employment with the Company. Performance goals are based on a combination of internal company, functional and individual employee performance metrics. The Company adjusts the expense recognized based on the likelihood of future achievement of the performance metric. If the performance metrics are not achieved by the outlined performance period, the awards are forfeited.

The total fair value of RSUs and PSUs is determined based upon the stock price on the date of grant. As of June 30, 2023, unrecognized compensation costs related to unvested RSUs and PSUs of $18.0 million is expected to be recognized over a remaining weighted average period of 2.68 years.

Earnout to Other Equity Holders

Certain earnout awards to other equity holders accounted for under ASC 718, Compensation - Stock Compensation were vested at the time of grant, and therefore recognized immediately as compensation expense, and certain earnout awards vest over future periods. Total compensation expense related to these awards was $0.1 million for the three and six months ended June 30, 2023. Total compensation expense related to these awards was $0.8 million and $0.9 million for the three and six months ended and June 30, 2022, respectively. Certain earnout awards to other equity holders contained performance and market-based vesting conditions, and as the performance conditions are not deemed probable at June 30, 2023, no compensation expense has been recorded related to these awards.

Note 14. Stockholders' Equity

Common Stock

The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 244,708,119 and 244,509,208 shares of Class A common stock issued and outstanding, respectively.

Warrants

At June 30, 2023 and December 31, 2022, there were 11,013,665 Public Warrants and 8,014,500 Private Placement Warrants, for a total of 19,028,165 warrants outstanding. At June 30, 2023 and December 31, 2022, there were 170,048 Ardour Warrants outstanding.

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

The Company, JS Horizon, and JS Powertrain have begun discussions to amend the IP Agreement.

Related Party Payables and Receivables

Horizon Fuel Cell Technologies and Related Subsidiaries

The Company made deposit payments to Horizon and its subsidiaries to secure fuel cell components. As of June 30, 2023, the deposit balance was $4.4 million and included within Prepaid expenses and other current assets in the unaudited interim Consolidated Balance Sheets.

Certain employees of Horizon and its subsidiaries provide research and development, staff training, and administrative services to the Company. Based on an analysis of the compensation costs incurred by Horizon and an estimate of the proportion of effort spent by such employees on each entity, an allocation of $0.2 million and $0.5 million in the Company’s unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss) related to such services for the three and six months ended June 30, 2022, respectively. There were no such activities for the three and six months ended June 30, 2023.

As of June 30, 2023, the related party payable, net to Horizon and its subsidiaries is $0.1 million. The related party receivable, net from Horizon and its subsidiaries was $6.1 million as of December 31, 2022. The related party receivable, net at December 31, 2022 primarily relates to the divestiture of Hyzon Motors Technology (Guangdong) Co., Ltd. (“Hyzon Guangdong”), which was subsequently renamed to Guangdong Qingyun Technology Co. Ltd. (“Guangdong Qingyun”). In April 2023, the Company received $6.4 million to settle the related party receivable associated with the divestiture of Hyzon Guangdong.

Note 16. Income (Loss) per share

The following table presents the information used in the calculation of the Company’s basic and diluted net income (loss) per share attributable to Hyzon common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to Hyzon	$(60,248)	$41,999	$(90,496)	$35,476
Weighted average shares outstanding:
Basic	244,628	248,056	244,585	247,999
Effect of dilutive securities	—	10,209	—	10,773
Diluted	244,628	258,265	244,585	258,772
Net income (loss) per share attributable to Hyzon:
Basic	$(0.25)	$0.17	$(0.37)	$0.14
Diluted	$(0.25)	$0.16	$(0.37)	$0.14

Potentially dilutive shares are excluded from the computation of diluted net income (loss) per share when their effect is antidilutive. The potential dilutive securities are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock units & Performance stock units	14,023	1,591	14,023	965
Stock options with service conditions	11,857	188	11,857	188
Stock options for former CTO	1,772	—	1,772	—
Stock options with market and performance conditions	5,538	5,538	5,538	5,538
Private placement warrants	8,015	8,015	8,015	8,015
Public warrants	11,014	11,014	11,014	11,014
Earnout shares	23,250	23,250	23,250	23,250
Hongyun warrants	31	31	31	31
Ardour warrants	170	—	170	—

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

Commercial Launch of Hyzon-branded commercial vehicles and other hydrogen solutions

We reported no revenue for the three and six months ended June 30, 2023. We reported negligible and $2.9 million of revenue from hydrogen fuel cell system sales in the United States and FCEVs in China for the three and six months ended June 30, 2022, respectively. Our business model has yet to be proven. Prior to full commercialization of our commercial vehicle business at scale, we must complete the construction of required manufacturing facilities for our fuel cell components and systems, and we must achieve research and development milestones. Furthermore, we must establish or invest in companies that will establish or operate facilities capable of producing our hydrogen fuel cell systems and leverage third-party vehicle manufacturers to assemble our hydrogen-powered commercial vehicles in appropriate volumes and at competitive costs.

Until we can generate sufficient additional revenue from our commercial vehicle business, we expect to finance our operations through equity and/or debt financing. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We expect that any delays in the successful completion of our manufacturing facilities, availability of critical parts, and/or validation and testing will impact our ability to generate revenue and potentially our ability to raise equity and/or debt financing.

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

The automotive industry continues to face supply chain disruptions. We are experiencing increases in both the cost of and time to receive raw materials, such as semiconductors and chassis. Any such increase or supply interruptions could materially negatively impact our business, prospects, financial condition and operating results. Many of the parts for our products are sourced from suppliers in China and the manufacturing situation in China remains uncertain.

Market Trends and Competition

The last ten years have seen increased development of alternative energy solutions in the transportation space. We believe this growth will continue to accelerate as increased product offerings, technological developments, reduced costs, additional supporting infrastructure, and increased global focus on climate goals drive broader adoption.

We believe that commercial vehicle operators, one of our initial target markets, will be driven towards hydrogen-powered commercial vehicles not only by the need and desire to decarbonize activities, but also by the potential benefits of lower TCO in comparison to the cost of ownership associated with traditional gasoline and diesel internal combustion engines. Hyzon believes that it has identified a pathway to TCO parity with diesel vehicles with the benefit of subsidies.

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

Regulatory Landscape

We operate in a highly regulated industry. The failure to comply with laws or regulations, including but not limited to rules and regulations covering vehicle safety, emissions, dealerships, and distributors, could subject us to significant regulatory risk and changing laws and regulations and changing enforcement policies and priorities could adversely affect our business, prospects, financial condition and operating results. We may also be required to obtain and comply with the terms and conditions of multiple environmental permits, many of which are difficult and costly to obtain and could be subject to legal challenges. We depend on global customers and suppliers, and adverse changes in governmental policy or trade regimes could significantly impact the competitiveness of our products. Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability. See the section entitled “Government Regulations” in Part I, Item 1. “Business” in our Annual Report filed on Form 10-K for the year ended December 31, 2022.

Results of Operations

The following table sets forth our historical operating results for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue	$—	$46	$(46)	(100)%	$—	$2,934	$(2,934)	(100)%
Operating expense:
Cost of revenue	2,410	1,370	1,040	76	3,248	2,023	1,225	61
Research and development	12,597	10,483	2,114	20	21,937	17,419	4,518	26
Selling, general, and administrative	49,098	20,065	29,033	145	79,955	39,817	40,138	101
Total operating expenses	64,105	31,918	32,187	101	105,140	59,259	45,881	77
Loss from operations	(64,105)	(31,872)	(32,233)	101	(105,140)	(56,325)	(48,815)	87
Other income (expense):
Change in fair value of private placement warrant liability	160	8,415	(8,255)	(98)	801	9,938	(9,137)	(92)
Change in fair value of earnout liability	916	66,096	(65,180)	(99)	7,336	69,337	(62,001)	(89)
Gain (loss) on equity securities	—	(2,448)	2,448	(100)	—	10,082	(10,082)	(100)
Foreign currency exchange gain (loss) and other expense, net	280	(1,454)	1,734	(119)	1,430	(2,604)	4,034	(155)
Investment income and interest income, net	2,494	54	2,440	4519	5,060	71	4,989	7027
Total other income (expense)	3,850	70,663	(66,813)	(95)	14,627	86,824	(72,197)	(83)
Net income (loss) before income taxes	$(60,255)	$38,791	$(99,046)	(255)%	$(90,513)	$30,499	$(121,012)	(397)%
Income tax expense	—	—	—	—	—	526	(526)	(100)
Net income (loss)	$(60,255)	$38,791	$(99,046)	(255)%	$(90,513)	$29,973	$(120,486)	(402)%
Less: Net loss attributable to noncontrolling interest	(7)	(3,208)	3,201	(100)	(17)	(5,503)	5,486	(100)
Net income (loss) attributable to Hyzon	$(60,248)	$41,999	$(102,247)	(243)%	$(90,496)	$35,476	(125,972)	(355)%

Three Months Ended June 30, 2023 and 2022

Revenue. Revenue represents sales of hydrogen FCEVs, fuel cell systems, and upfit services.

We did not generate revenue for the three months ended June 30, 2023. Revenue for the three months ended June 30, 2022 was negligible, and represents revenue from upfit services in Europe.

Operating Expenses. Operating expenses consist of Cost of revenue, Research and development expenses and Selling, general and administrative expenses.

Operating expenses for the three months ended June 30, 2023 were $64.1 million compared to $31.9 million for the three months ended June 30, 2022.

Cost of Revenue. Cost of revenue includes direct materials, labor costs, allocated overhead costs related to the assembly and upfitting of hydrogen FCEVs, fuel cell systems, estimated warranty costs, and inventory write-downs.

Cost of revenue for the three months ended June 30, 2023 totaled $2.4 million primarily related to cost provisions accrued for customer contract activities and inventory write-downs in Europe. Cost of revenue for the three months ended June 30, 2022 totaled $1.4 million primarily related to cost provisions accrued for customer contract activities in Europe.
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

Research and development expenses were $12.6 million and $10.5 million for the three months ended June 30, 2023 and 2022, respectively. The increase was primarily due to $1.9 million in higher personnel costs, which were incurred in order to enhance our research and development expertise in vehicle design, vehicle software, fuel cell systems, and electric powertrain. The remaining increase of $0.2 million was primarily related to materials used in research and development.

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

Selling, general, and administrative expenses were $49.1 million and $20.1 million for the three months ended June 30, 2023 and 2022, respectively. The increase was primarily due to $26.2 million in higher legal, accounting and consulting fees incurred in connection with regulatory and legal matters, the SEC and regulatory investigations and other litigation. The increase includes a $22.0 million legal loss contingency accrual related to the SEC investigation, of which $7.0 million is recorded as current liabilities and $15.0 million in other long-term liabilities. In addition, we incurred $1.7 million in higher salary and related expenses and $1.1 million in other office related expenses to support business growth.

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

Changes in estimated fair values of private placement warrant liability and earnout liability for the three months ended June 30, 2023 were $0.2 million and $0.9 million, respectively. Changes in estimated fair values of private placement warrant liability, earnout liability, and investments in equity securities for the three months ended June 30, 2022 were $8.4 million, $66.1 million, and $2.4 million, respectively. The change in the estimated fair values of the private placement warrant liability and earnout liability were indirectly affected by the period over period decrease in the Company’s share price. The 2022 $2.4 million decrease in equity securities represents the impairment of NRG. There were no equivalent observable price changes or impairments in equity securities requiring fair value remeasurement for the three months ended June 30, 2023.

Foreign Currency Exchange Gain (Loss) and Other Expense, net. Foreign currency exchange gain (loss) represents exchange rate gains and losses related to all transactions denominated in a currency other than our or our subsidiary’s functional currencies.

Foreign currency exchange gain was $0.4 million for the three months ended June 30, 2023 compared to a loss of $1.5 million in the three months ended June 30, 2022. The $0.4 million foreign currency exchange gain was partially offset by $0.1 million of other expense.

Investment Income and Interest Income, net. Investment income was $2.2 million and interest income, net was $0.3 million for the three months ended June 30, 2023, compared to interest income of $0.1 million for the three months ended June 30, 2022. Investment income for the three months ended June 30, 2023 relates to realized gains on short-term investments.

Income Tax Expense. We had no income tax expense for the three months ended June 30, 2023 and 2022.

Net Loss Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests represents results attributable to third parties in our operating subsidiaries. Net loss is generally allocated based on such ownership interests held by third parties with respect to each of these entities.

Net loss attributable to noncontrolling interests was negligible and $3.2 million for the three months ended June 30, 2023 and 2022, respectively. The decrease is primarily because the Company acquired the remaining equity interests of Hyzon Europe from Holthausen Clean Technology Investments B.V. (“Holthausen”) in December 2022. The Company now holds 100% ownership in Hyzon Europe.

Six Months Ended June 30, 2023 and 2022

Revenue. We did not generate revenue for the six months ended June 30, 2023. Revenue for the six months ended June 30, 2022 was $2.9 million, and represents sales of fuel cell systems in the United States, FCEVs in China, and upfit services in Europe.

Operating Expenses. Operating expenses for the six months ended June 30, 2023 were $105.1 million compared to $59.3 million for the six months ended June 30, 2022.

Cost of Revenue. Cost of revenue for the six months ended June 30, 2023 totaled $3.2 million primarily related to cost provisions accrued for customer contract activities and inventory write-downs in Europe. Cost of revenue for the six months ended June 30, 2022 totaled $2.0 million primarily related to cost provisions accrued for customer contract activities in Europe.
Research and Development Expenses. Research and development expenses were $21.9 million and $17.4 million for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily due to $3.5 million in higher personnel costs, which were incurred in order to enhance our research and development expertise in vehicle design, vehicle software, fuel cell systems, and electric powertrain.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $80.0 million and $39.8 million for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily due to $35.5 million in higher legal, accounting and consulting fees incurred in connection with regulatory and legal matters, including the Special Committee investigation, the SEC and regulatory investigations and other litigation. The increase includes a $22.0 million legal loss contingency accrual related to the SEC investigation, of which $7.0 million is recorded as current liabilities and $15.0 million in other long-term liabilities. In addition, we incurred $3.2 million in higher salary and related expenses, and $2.5 million in higher office expenses to support business growth. The increased expense is partially offset by $1.2 million in lower director and officer (“D&O”) insurance.

Change in Fair Value. Changes in estimated fair values of private placement warrant liability and earnout liability for the six months ended June 30, 2023 were $0.8 million and $7.3 million, respectively. Changes in estimated fair values of private placement warrant liability, earnout liability, and investments in equity securities for the six months ended June 30, 2022 were $9.9 million, $69.3 million, and $10.1 million, respectively. The change in the estimated fair values of the private placement warrant liability and earnout liability were indirectly affected by the period over period decrease in the Company’s share price. The 2022 $10.1 million increase in the estimated fair value in investments in equity securities represents a $12.5 million gain related to our equity investment in Raven SR offset by a $2.4 million impairment of our equity investment in NRG. There were no equivalent observable price changes or impairments in equity securities requiring fair value remeasurement for the six months ended June 30, 2023.

Foreign Currency Exchange Gain (Loss) and Other Expense, net. Foreign currency exchange gain was $1.6 million for the six months ended June 30, 2023 compared to a loss of $2.6 million in the six months ended June 30, 2022. The $1.6 million foreign currency exchange gain was partially offset by $0.2 million of other expense.

Investment Income and Interest Income, net. Investment income was $4.6 million and interest income, net was $0.4 million for the six months ended June 30, 2023, compared to interest income of $0.1 million for the six months ended June 30, 2022. Investment income for the six months ended June 30, 2023 primarily relates to realized gains on short-term investments.

Income Tax Expense. We had no income tax expense for the six months ended June 30, 2023. For the six months ended June 30, 2022, the Company recorded a net discrete tax expense of $0.5 million, primarily associated with the establishment of a deferred tax liability that is not expected to offset available deferred tax assets. The Company has cumulative net operating losses at the federal, foreign, and state levels and maintains a full valuation allowance, but for the deferred tax liability described above, against its deferred tax assets.

Net Loss Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests was negligible and $5.5 million for the six months ended June 30, 2023 and 2022, respectively. The decrease is primarily because the Company acquired the remaining equity interests of Hyzon Europe from Holthausen in December 2022. The Company now holds 100% ownership in Hyzon Europe.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(60,255)	$38,791	$(90,513)	$29,973
Interest (income) expense, net	(304)	(54)	(439)	(71)
Income tax expense	—	—	—	526
Depreciation and amortization	1,111	702	2,193	1,606
EBITDA	$(59,448)	$39,439	$(88,759)	$32,034
Adjusted for:
Change in fair value of private placement warrant liability	(160)	(8,415)	(801)	(9,938)
Change in fair value of earnout liability	(916)	(66,096)	(7,336)	(69,337)
(Gain) loss on equity securities	—	2,448	—	(10,082)
Stock-based compensation	1,628	1,859	2,987	3,052
Regulatory and legal matters (1)	25,894	2,773	33,636	5,503
Adjusted EBITDA	$(33,002)	$(27,992)	$(60,273)	$(48,768)

(1)Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the short-seller analyst article from September 2021, and investigations and litigation related thereto. Also, includes legal loss contingency accrual of $22.0 million from discussions with the SEC regarding potential resolution of the SEC investigation.

Free Cash Flow

In addition to reporting our cash flow generation and usage based upon the operating, investing, and financing classifications included in the unaudited interim Consolidated Statements of Cash Flows, we also report free cash flow, a non-GAAP measure which represents net cash used in operating activities less capital expenditures. We believe free cash flow is an important measure of operating performance because it provides management and investors with a measure of cash that is available for mandatory payment obligations and investment opportunities.
The following table reconciles cash flow used in operating activities to our free cash flow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash flow used in operating activities	$(36,045)	$(38,784)	$(82,058)	$(68,880)
Less: Capital expenditures	(1,223)	(3,757)	(2,684)	(7,652)
Free cash flow	$(37,268)	$(42,541)	$(84,742)	$(76,532)

Liquidity

The Company incurred net losses of $60.3 million and $90.5 million for the three and six months ended June 30, 2023. The Company reported net income of $38.8 million and $30.0 million for the three and six months ended June 30, 2022, respectively. Net cash used in operating activities was $82.1 million and $68.9 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had $140.5 million in unrestricted cash and cash equivalents, $31.9 million in short-term investments, and positive net working capital of $185.8 million. We believe that our current cash balance, including cash equivalents and short term investments, will provide adequate liquidity during the 12-month period from the issuance date of these unaudited interim consolidated financial statements.

As an early-stage growth company, the Company expects to continue to incur net losses in the near-term. The Company commenced its internal restructuring efforts in 2022, focusing on advancing its proprietary fuel cell technology, developing and commercializing a single HD FCEV commercial vehicle platform in each region, and leveraging third-party contracted manufacturers and assemblers where possible to streamline our operations and maximize cash and capital efficiency. Until the Company can generate sufficient revenue from product sales and upfit services to cover operating expenses, working capital, and capital expenditures, the Company will need to raise additional capital. The Company expects to fund cash needs through a combination of equity and/or debt financing, alliances or other partnership agreements with entities interested in our technologies, and the liquidation of certain inventory balances. There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements and/or fuel cell technology advancement. If the Company cannot raise additional funds when needed, our financial condition, business, prospects, and results of operations could be materially adversely affected. In addition, the Company is subject to, and may become a party to, a variety of litigation, other claims, suits, indemnity demands, regulatory actions, and government investigations and inquiries in the ordinary course of business. The outcome of litigation and other legal proceedings, including the other claims described under Legal Proceedings in Note 12. Commitments and Contingencies, are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Specifically, the resolution of the SEC investigation or other regulatory proceedings could have a material impact on the Company’s liquidity and the Company's ability to continue as a going concern if a significant monetary payment is agreed and paid or if the matter proceeds to litigation and a judgment is rendered against the Company.

These unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These unaudited interim consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. As of the date of this Quarterly Report on Form 10-Q, management believes that the Company’s existing financial resources will be sufficient to execute its operating priorities for the next 12 months following the issuance date of these unaudited interim consolidated financial statements. As of July 31, 2023, unrestricted cash, cash equivalents, and short-term investments were approximately $158 million.

Short-Term Liquidity Requirements

As of the date of this filing, we believe our available liquidity and capital resources will be sufficient to continue to execute our business strategy over at least the next twelve-month period. Given the challenging capital market environment that exists today, the Company is actively assessing scenarios to further streamline operations and cash requirements including further integrating and centralizing global engineering, and supply chain and logistics to minimize the lag between inventory procurement and truck delivery to customers (amongst other optimizations).

The main tenants of our re-focused business strategy includes:
•completing the development and commercial launch of our focused FCEV HD truck platforms;

•completing customer trials of our FCEVs which we expect to lead to FCEV sales;

•delivering FCEVs to customers;

•expanding our contracted anchor customer pipeline;

•commercializing our 200kW single stack fuel cell system, and manufacturing facility in Bolingbrook, IL, USA;

•active management of our cost structure and balancing priorities, and;

•strategic hiring of critical personnel to deliver the above mentioned programs.

We have considered and assessed our ability to continue as a going concern for at least one year from the date of this filing. Our assessment included the preparation of cash flow forecasts taking into account actions already implemented. We considered additional actions within our control that we would implement, if necessary, to maintain liquidity and operations in the normal course of business. We have undertaken certain actions to further improve our cost structure, monthly cash burn rate, and strategic alignment along with our pathway to cash flow breakeven in the future:

•integrating our organization globally to drive efficiencies in all regions, including re-prioritization of hiring plans;

•eliminated research and development programs deemed not vital to fuel cell and vehicle platform commercialization in the near-term;

•reduced the number of vehicle platforms for development and deployment, focusing on core vehicle platforms (one developed in each region where we operate with global deployment potential);

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

While we estimate such actions will be sufficient to allow us to maintain liquidity and our operations in the ordinary course for at least 12 months from the issuance of these unaudited interim consolidated financial statements, there can be no assurance that we will generate sufficient future cash flows from operations or substantially reduce our cash burn through the actions discussed above. We have based our estimates on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Actual results could vary materially and negatively as a result of a number of factors, including but not limited to:

•our ability to manage the costs of manufacturing and servicing the FCEVs;

•revenue received from sales of our FCEVs and 200kW single stack fuel cell systems;

•the costs of expanding and maintaining our fuel cell manufacturing facility and equipment;

•our warranty claims expense should actual warranty claims differ significantly from estimates;

•the scope, progress, results, costs, timing and outcomes of the commercial development of our FCEV customer pipeline and conversion to contracts and deliveries;

•the timing and the costs involved in bringing our vehicles and 200kW single stack fuel cell systems to market;

•the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•the timely assembly of, delivery to customers, and performance of our FCEVs and 200kW single stack fuel cell systems for purposes of revenue recognition and expanding contracted revenue pipeline with customers;

•the costs of additional general and administrative personnel, including accounting and finance, legal, and human resources, as well as costs related to litigation, investigations, or settlements;

•other risks discussed in our 2022 Annual Report filed on Form 10-K the section entitled "Risk Factors".

Long-Term Liquidity Requirements

Until we can generate sufficient revenue from product sales and upfit services to cover operating expenses, working capital and capital expenditures, we will need to fund cash needs through a combination of equity and/or debt financing, alliances or other partnership agreements with entities interested in our technologies, and the liquidation of certain inventory balances. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities may have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. The credit market and financial services industry have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. There is no assurance that our plan to raise additional capital will be successful or successful within the time frame we projected.

While we intend to raise additional capital in the future, if adequate funds are not available, we will need to reevaluate our expansion plans or limit our research and development activities, which could have a material adverse impact on our business prospects.

Cash Flows
The following table is summarized from our unaudited interim Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(82,058)	$(68,880)
Net cash provided by (used in) investing activities	160,648	(7,652)
Net cash used in financing activities	(348)	(3,781)

Cash Flows for Six Months Ended June 30, 2023 and June 30, 2022

Cash Flows from Operating Activities

Net cash used in operating activities was $82.1 million for the six months ended June 30, 2023, as compared to $68.9 million for the six months ended June 30, 2022. The cash flows used in operating activities for the six months ended June 30, 2023 was primarily driven by a net loss of $90.5 million and adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash gain adjustments primarily consisted of changes in estimated fair value of the private placement warrant liability of $0.8 million, earnout liability of $7.3 million, foreign currency transaction gain of $1.6 million, and accretion of discount on available-for-sale debt securities of $1.4 million. These non-cash gain adjustments were partially offset by $3.0 million of stock-based compensation expense, $2.2 million in depreciation and amortization, $2.1 million for the write-down of inventory, and $1.1 million for impairment of property and equipment. Changes in operating assets and liabilities were primarily driven by increases of $14.9 million in other liabilities, $10.5 million in inventory balances, $6.0 million in net related party payables, $2.7 million in contract liabilities, and $0.9 million in accounts receivable and decreases of $6.8 million in prepaid expenses and other current assets, $6.0 million in accounts payable, $2.0 million in accrued liabilities, and $0.3 million in other assets.

Net cash used in operating activities for the six months ended June 30, 2022 was primarily driven by net income of $30.0 million adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash gain adjustments consisted of changes in estimated fair value of the private placement warrant liability of $9.9 million, earnout liability of $69.3 million, and equity securities of $12.5 million. These non-cash gain adjustments were partially offset by $3.1 million of stock-based compensation expense and $1.6 million in depreciation and amortization and $2.4 million in impairment of equity securities. Changes in operating assets and liabilities were primarily driven by a decrease of $1.8 million in prepayments for vehicle inventory, other supplier deposits and D&O insurance, an increase of $19.0 million in inventory balances, an increase in accrued liabilities of $4.4 million and a decrease in accounts receivable of $2.9 million.

Cash Flows from Investing Activities

Net cash provided by investing activities was $160.6 million for the six months ended June 30, 2023, as compared to $7.7 million of cash used in investing activities for the six months ended June 30, 2022. The cash flows provided by investing activities for the six months ended June 30, 2023 were primarily driven by $129.9 million of proceeds from maturities of short-term investments and $50.0 million of proceeds from the sale of short-term investments, offset by $16.6 million cash paid to purchase short-term investments and $2.7 million cash paid for property and equipment. The cash flows used in investing activities for the six months ended June 30, 2022 were primarily driven by $7.7 million cash paid for property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.3 million for the six months ended June 30, 2023, as compared to $3.8 million for the six months ended June 30, 2022. The cash flows used in financing activities for the six months ended June 30, 2023 were driven primarily by $0.2 million payment towards finance lease liability. The cash flows used in financing activities for the six months ended June 30, 2022 were driven primarily by a $3.1 million payment towards the Horizon IP Agreement.

Contractual Obligations and Commitments

For the six months ended June 30, 2023, there were no material changes outside the ordinary course of business within the Contractual Obligations table as previously disclosed in our Annual Report filed on Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies and Estimates

There have been no substantial changes to these estimates, or the policies related to them for the six months ended June 30, 2023. For a full discussion of these estimates and policies, see "Critical Accounting Policies and Estimates" in Item 7 of our Annual Report filed on Form 10-K for the year ended December 31, 2022.

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

Related Party Payables and Receivables

Horizon Fuel Cell Technologies and Related Subsidiaries

The Company made deposit payments to Horizon and its subsidiaries to secure fuel cell components. As of June 30, 2023, the deposit balance was $4.4 million and included within Prepaid expenses and other current assets in the unaudited interim Consolidated Balance Sheets.

Certain employees of Horizon and its subsidiaries provide research and development, staff training, and administrative services to the Company. Based on an analysis of the compensation costs incurred by Horizon and an estimate of the proportion of effort spent by such employees on each entity, an allocation of $0.2 million and $0.5 million in the Company’s unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss) related to such services for the three and six months ended June 30, 2022, respectively. There were no such activities for the three and six months ended June 30, 2023.

As of June 30, 2023, the related party payable, net to Horizon and its subsidiaries is $0.1 million. The related party receivable, net from Horizon and its subsidiaries was $6.1 million as of December 31, 2022. The related party receivable, net at December 31, 2022 primarily relates to the divestiture of Hyzon Motors Technology (Guangdong) Co., Ltd. (“Hyzon Guangdong”), which was subsequently renamed to Guangdong Qingyun Technology Co. Ltd. (“Guangdong Qingyun”). In April 2023, the Company received $6.4 million to settle the related party receivable associated with the divestiture of Hyzon Guangdong.

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

Our Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2023. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of June 30, 2023 our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

In light of the material weaknesses described below, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the ineffectiveness of our disclosure controls and procedures as well as material weaknesses in our internal control over financial reporting as of June 30, 2023, the unaudited interim consolidated financial statements for the periods covered by and included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.

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

Because there is a reasonable possibility that material misstatements of the unaudited interim consolidated financial statements will not be prevented or detected on a timely basis, we concluded that these deficiencies represent material weaknesses in our internal control over financial reporting and that our internal control over financial reporting was not effective as of June 30, 2023.

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

•strengthened the executive management team in a newly integrated global organization;

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

•partial implementation of an enterprise resource planning system, the U.S. finance, inventory and procurement modules were implemented during the quarter ended June 30, 2023.

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

(d) Changes in Internal Control over Financial Reporting

Except as described above, with respect to remedial actions taken to date, there were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities for the six months ended June 30, 2023 that were not registered under the Securities Act.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Hyzon (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021)

3.2	Amended and Restated Bylaws of Hyzon (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021)

10.2#	Second Amendment between Hyzon and Parker Meeks, dated March 15, 2023, to Employment Agreement between Hyzon and Parker Meeks, dated June 7, 2021.

10.3#	Third Amendment between Hyzon and Parker Meeks, dated June 27, 2023, to Employment Agreement between Hyzon and Parker Meeks, dated June 7, 2021.

10.4#	Board of Directors Agreement between Hyzon and Andrea Farace, dated May 4, 2023.

10.5#	First Amendment between Hyzon and Andrea Farace, dated July 19, 2023, to Board of Directors Agreement between Hyzon and Andrea Farace, dated May 4, 2023.

10.6#	Board of Directors Agreement between Hyzon and Matthew Foulston, dated July 8, 2023.

10.7#	First Amendment between Hyzon and Matthew Foulston, dated July 20, 2023, to Board of Directors Agreement between Hyzon and Matthew Foulston, dated July 8, 2023.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2*	Certification of Interim Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Hyzon Motors Inc.

Date: August 8, 2023	By:	/s/ Parker Meeks
	Name:	Parker Meeks
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Jiajia Wu
	Name:	Jiajia Wu
	Title:	Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)