Form 10-Q
period 2023-09-30
Hyzon Motors Inc.
filed 2023-11-14
CIK 1716583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2023, there were approximately 245,002,825 shares of the registrant’s common stock outstanding, par value $0.0001 per share, outstanding.

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

Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to, those described below and under the section entitled “Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2022, and in subsequent reports that we file with the SEC, including this Form 10-Q for the quarter ended September 30, 2023.
•we have incurred significant losses since our inception and expect to incur losses in the foreseeable future, and there is substantial doubt that we will have sufficient funds to satisfy our obligations through the next 12 months from the date of this report;

•our ability to continue as a going concern, which requires us to manage costs and obtain additional funding of our operations, including ramping up the production phase of our operations which includes beginning commercial scale production, launching the sale of our vehicles, and investing in research and development of additional products;

•our ability to raise financing in the future; if we are unable to obtain sufficient additional funding or do not have access to capital, we will be unable to execute our business plans and our prospects, financial condition and results of operations could be materially adversely affected;

•our corporate restructuring and the associated headcount reduction may not result in anticipated savings, which could result in total costs and expenses that are greater than expected and could disrupt our business;

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

•our hydrogen-powered commercial vehicles and hydrogen fuel cell systems depend on the availability of hydrogen; there is no assurance that there will be, or that we will be able to supply, hydrogen at prices or with an emission profile that allow our FCEVs to be competitive with commercial vehicles powered by other energy sources, and our lack of control over or limited availability of hydrogen may adversely impact our sales and product deployment;

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

Hyzon Motors, Inc.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$110,614	$60,554
Short-term investments	27,193	194,775
Accounts receivable	297	29
Related party receivable	321	6,578
Inventory	41,233	35,553
Prepaid expenses and other current assets	11,510	15,365
Total current assets	191,168	312,854
Property, plant, and equipment, net	19,549	22,420
Right-of-use assets	5,082	9,181
Investments in equity securities	15,030	15,030
Equity method investment	8,328	8,500
Other assets	6,056	6,911
Total Assets	$245,213	$374,896
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,587	$13,798
Accrued liabilities	22,893	25,587
Related party payables	443	433
Contract liabilities	7,737	3,919
Current portion of lease liabilities	1,896	2,132
Total current liabilities	37,556	45,869
Long term liabilities
Lease liabilities	6,071	7,492
Private placement warrant liability	561	1,122
Earnout liability	4,898	10,927
Deferred income taxes	526	526
Accrued SEC settlement	16,500	—
Other liabilities	1,317	1,901
Total Liabilities	$67,429	$67,837
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common stock, $0.0001 par value; 400,000,000 shares authorized, 244,998,491 and 244,509,208 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	25	25
Treasury stock, at cost; 3,769,592 shares as of September 30, 2023 and December 31, 2022, respectively.	(6,446)	(6,446)
Additional paid-in capital	377,951	372,942
Accumulated deficit	(193,148)	(58,598)
Accumulated other comprehensive income (loss)	103	(153)
Total Hyzon Motors Inc. stockholders’ equity	178,485	307,770
Noncontrolling interest	(701)	(711)
Total Stockholders’ Equity	177,784	307,059
Total Liabilities and Stockholders’ Equity	$245,213	$374,896

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$—	$5	$—	$2,939
Operating expense:
Cost of revenue	3,286	8,203	6,534	10,226
Research and development	10,857	9,241	32,794	26,660
Selling, general, and administrative	21,044	36,103	100,999	75,920
Restructuring and asset impairment (Note 4)	4,885	—	4,885	—
Total operating expenses	40,072	53,547	145,212	112,806
Loss from operations	(40,072)	(53,542)	(145,212)	(109,867)
Other income (expense):
Change in fair value of private placement warrant liability	(240)	3,447	561	13,385
Change in fair value of earnout liability	(1,307)	18,034	6,029	87,371
Gain (loss) on equity securities	—	—	—	10,082
Foreign currency exchange gain (loss) and other expense, net	(3,877)	(4,539)	(2,447)	(7,143)
Investment income and interest income, net	1,441	947	6,501	1,018
Total other income (expense)	(3,983)	17,889	10,644	104,713
Loss before income taxes	$(44,055)	$(35,653)	$(134,568)	$(5,154)
Income tax expense	—	—	—	526
Net loss	$(44,055)	$(35,653)	$(134,568)	(5,680)
Less: Net loss attributable to noncontrolling interest	(1)	(10,858)	(18)	(16,361)
Net income (loss) attributable to Hyzon	$(44,054)	$(24,795)	$(134,550)	$10,681

Comprehensive income (loss):
Net loss	$(44,055)	$(35,653)	$(134,568)	$(5,680)
Foreign currency translation adjustment	2,721	862	986	838
Net change in unrealized gain (loss) on short-term investments	286	131	(702)	131
Comprehensive loss	$(41,048)	$(34,660)	$(134,284)	$(4,711)
Less: Comprehensive income (loss) attributable to noncontrolling interest	5	(9,705)	10	(14,714)
Comprehensive income (loss) attributable to Hyzon	$(41,053)	$(24,955)	$(134,294)	$10,003
Net income (loss) per share attributable to Hyzon:
Basic	$(0.18)	$(0.10)	$(0.55)	$0.04
Diluted	$(0.18)	$(0.10)	$(0.55)	$0.04
Weighted average common shares outstanding:
Basic	244,885	248,164	244,686	248,054
Diluted	244,885	248,164	244,686	257,828

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Class A		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Hyzon Motors Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	244,509,208	$25	3,769,592	$(6,446)	$372,942	$(58,598)	$(153)	$307,770	$(711)	$307,059
Stock-based compensation	—	—	—	—	2,987	—	—	2,987	—	2,987
Vesting of RSUs	198,911	—	—	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(111)	—	—	(111)	—	(111)
Available-for-sale short-term investments:
Unrealized net gain on short-term investments	—	—	—	—	—	—	616	616	—	616
Reclassification to net loss	—	—	—	—	—	—	(1,604)	(1,604)	—	(1,604)
Net loss attributable to Hyzon	—	—	—	—	—	(90,496)	—	(90,496)	—	(90,496)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(17)	(17)
Foreign currency translation income (loss)	—	—	—	—	—	—	(1,757)	(1,757)	22	(1,735)
Balance as of June 30, 2023	244,708,119	$25	3,769,592	$(6,446)	$375,818	$(149,094)	$(2,898)	$217,405	$(706)	$216,699
Exercise of stock options	16,000	—	—	—	18	—	—	18	—	18
Stock-based compensation	—	—	—	—	2,156	—	—	2,156	—	2,156
Vesting of RSUs	274,372	—	—	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(41)	—	—	(41)	—	(41)
Available-for-sale short-term investments:
Unrealized net gain on short-term investments	—	—	—	—	—	—	314	314	—	314
Reclassification to net loss	—	—	—	—	—	—	(28)	(28)	—	(28)
Net loss attributable to Hyzon	—	—	—	—	—	(44,054)	—	(44,054)	—	(44,054)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(1)	(1)
Foreign currency translation income	—	—	—	—	—	—	2,715	2,715	6	2,721
Balance as of September 30, 2023	244,998,491	$25	3,769,592	$(6,446)	$377,951	$(193,148)	$103	$178,485	$(701)	$177,784

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Class A		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Hyzon Motors Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	247,758,412	$25	—	$—	$400,826	$(26,412)	$378	$374,817	$(4,752)	$370,065
Exercise of stock options	35,324	—	—	—	40	—	—	40	—	40
Stock-based compensation	—	—	—	—	3,052	—	—	3,052	—	3,052
Vesting of RSUs	168,772	—	—	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(463)	—	—	(463)	—	(463)
Common stock issued for the cashless exercise of warrants	44,349	—	—	—	—	—	—	—	—	—
Repurchase of warrants	—	—	—	—	(31)	—	—	(31)	—	(31)
Net income attributable to Hyzon	—	—	—	—	—	35,476	—	35,476	—	35,476
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(5,503)	(5,503)
Foreign currency translation income (loss)	—	—	—	—	—	—	(518)	(518)	494	(24)
Balance as of June 30, 2022	248,006,857	$25	—	$—	$403,424	$9,064	$(140)	$412,373	$(9,761)	$402,612
Exercise of stock options	3,544	—	—	—	4	—	—	4	—	4
Stock-based compensation	—	—	—	—	1,063	—	—	1,063	—	1,063
Vesting of RSUs	133,980	—	—	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(55)	—	—	(55)	—	(55)
Common stock issued for the cashless exercise of warrants	8,981	—	—	—	—	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—	—	131	131	—	131
Net income attributable to Hyzon	—	—	—	—	—	(24,795)	—	(24,795)	—	(24,795)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(10,858)	(10,858)
Foreign currency translation income (loss)	—	—	—	—	—	—	(291)	(291)	1,153	862
Balance as of September 30, 2022	248,153,362	$25	—	$—	$404,436	$(15,731)	$(300)	$388,430	$(19,466)	$368,964

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$(134,568)	$(5,680)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,160	2,445
Stock-based compensation	5,143	4,115
Deferred income tax expense	—	526
Fair value adjustment of private placement warrant liability	(561)	(13,385)
Fair value adjustment of earnout liability	(6,029)	(87,371)
Fair value adjustment of value in equity securities	—	(10,082)
Accretion of discount on available-for-sale debt securities	(1,452)	(185)
Write-down of inventory	4,781	—
Loss on equity method investment	172	72
Foreign currency transaction loss	2,087	—
Write-down of property and equipment	2,119	—
Restructuring and asset impairment charges	4,885	—
Changes in operating assets and liabilities:
Accounts receivable	(264)	2,676
Inventory	(9,411)	(16,776)
Prepaid expenses and other current assets	4,087	1,621
Other assets	343	(383)
Accounts payable	(9,176)	289
Accrued liabilities	(2,763)	11,678
Related party payables, net	6,023	31
Contract liabilities	3,089	(5,053)
Other liabilities	16,263	(756)
Net cash used in operating activities	(112,072)	(116,218)
Cash Flows from Investing Activities:
Purchases of property and equipment	(5,951)	(11,320)
Purchases of short-term investments	(16,594)	(313,032)
Proceeds from sale of short-term investments	50,021	—
Proceeds from maturities of short-term investments	134,905	73,700
Net cash provided by (used in) investing activities	162,381	(250,652)
Cash Flows from Financing Activities:
Exercise of stock options	18	44
Payment of finance lease liability	(237)	(294)
Net share settlement of equity awards	(152)	(517)
Payment for purchase of Horizon IP	—	(3,146)
Repurchase of warrants	—	(31)
Net cash used in financing activities	(371)	(3,944)
Effect of exchange rate changes on cash	(377)	(967)
Net change in cash, cash equivalents, and restricted cash	49,561	(371,781)
Cash, cash equivalents, and restricted cash — Beginning	66,790	449,365
Cash, cash equivalents, and restricted cash — Ending	$116,351	$77,584

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of Business and Basis of Presentation

Description of Business

Hyzon Motors Inc. (“Hyzon” or the “Company”), headquartered in Honeoye Falls, New York, is commercializing its proprietary heavy-duty (“HD”) fuel cell technology through assembling and upfitting HD hydrogen fuel cell electric vehicles (“FCEVs”) in the United States, Europe, and Australia. In addition, Hyzon seeks to build and foster a clean hydrogen supply ecosystem with leading partners from feedstocks through production, dispensing, and financing. The Company is majority-owned by Hymas Pte. Ltd. (“Hymas”), a Singapore company, which is majority-owned but indirectly controlled by Horizon Fuel Cell Technologies PTE Ltd., a Singapore company (“Horizon”).

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

Liquidity and Going Concern

These unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These unaudited interim consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties described below.

In accordance with ASC 205-40, Presentation of Financial Statements - Going Concern (“ASC 205-40”), the Company evaluates whether there are certain conditions and events, considered in the aggregate, which raise substantial doubt about the Company’s ability to continue as a going concern. In accordance with ASC 205-40, the Company’s analysis can only include the potential mitigating impact of the plans that have not been fully implemented as of the issuance date of these unaudited interim consolidated financial statements if (a) it is probable that these plans will be effectively implemented within one year after the date that the financial statements are issued, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company incurred net losses of $44.1 million and $134.6 million for the three and nine months ended September 30, 2023, respectively. The Company incurred net losses of $35.7 million and $5.7 million for the three and nine months ended September 30, 2022, respectively. Accumulated deficit amounted to $193.1 million and $58.6 million as of September 30, 2023 and December 31, 2022, respectively. Net cash used in operating activities was $112.1 million and $116.2 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company has $110.6 million in unrestricted cash and cash equivalents, $27.2 million in short-term investments, and $5.7 million in restricted cash.

The Company has concluded that at the time of the filing, substantial doubt exists about its ability to continue as a going concern as the Company believes that its financial resources, existing cash resources and additional sources of liquidity are not sufficient to support planned operations beyond the next 12 months.

In order to reduce the cash used in operating activities, the Company implemented certain cost savings initiatives in late 2022 and the first half of 2023, as well as a restructuring plan in July 2023, as further discussed in Note 4. Restructuring and Related Charges. While these plans are anticipated to reduce cash outflows when compared to prior periods, the Company’s continued existence is dependent upon its ability to obtain additional financing, as well as to attain and maintain profitable operations by entering into profitable sales or service contracts and generating sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require significant funding to execute its long-term business plans. As of October 31, 2023, unrestricted cash, cash equivalents, and short-term investments were approximately $129 million.

The Company plans to improve its liquidity through a combination of equity and/or debt financing, alliances or other partnership agreements with entities interested in our technologies, and the liquidation of certain inventory balances. If the Company raises funds in the future by issuing equity securities, dilution to stockholders will occur and may be substantial. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of common stockholders. If the Company raises funds in the future by issuing debt securities, these debt securities could have rights, preferences, and privileges senior to those of common stockholders. The terms of any debt securities or borrowings could impose significant restrictions on the Company’s operations. The capital markets have experienced in the past, and may experience in the future, periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will continue to impact the cost of debt financing.

There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements and/or fuel cell technology advancement. If the Company cannot raise additional funds when needed or on acceptable terms, the financial condition, business prospects, and results of operations could be materially adversely affected. In addition, the Company is subject to, and may become a party to, a variety of litigation, other claims, suits, indemnity demands, regulatory actions, and government investigations and inquiries in the ordinary course of business. The outcome of litigation and other legal proceedings, including the other claims described under Legal Proceedings in Note 13. Commitments and Contingencies, are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us, which may not be covered in full or in part by insurance.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation in the unaudited interim consolidated financial statements and the accompanying notes.

Hyliion Inc. Technology Development Agreement

In February 2023, the Company entered into a Technology Development Agreement (“TD Agreement”) with Hyliion Inc. for the purpose of working collaboratively to integrate a Hyzon fuel cell into a Hyliion powertrain on a Class 8 semi-truck. Subject to the terms and conditions of the TD Agreement, the parties grant one another a worldwide, irrevocable, nonexclusive, royalty-free, non-sublicensable license to their respective intellectual property solely for the limited purpose of developing the deliverable. The TD Agreement contains various representations, warranties, covenants, indemnities and other provisions customary for transactions of this nature. The term of the TD Agreement is one year, with the option of extending the term by mutual agreement. The Company agrees to reimburse Hyliion up to $1 million for research and development expenses incurred. During the three and nine months ended September 30, 2023, the Company has incurred $0.3 million and $1.0 million of expenses under the TD Agreement which have been recorded within Research and development expense in the unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2. Summary of Significant Accounting Policies, in the Company’s consolidated financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2022.

There have been no material changes to the significant accounting policies for the nine months ended September 30, 2023.

Note 3. Revenue

The Company did not recognize revenue for the three and nine months ended September 30, 2023. The Company recognized negligible revenue and $2.9 million in sales of hydrogen fuel cell systems in the United States, sales of FCEVs in China, and upfit services in Europe for the three and nine months ended September 30, 2022, respectively.

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

The $2.5 million of revenue recognized from sales of FCEVs in China related to the delivery of 62 FCEVs in the nine months ended September 30, 2022. This amount is equal to the remaining consideration received after satisfying local government VAT obligations, as such amounts are non-refundable and the Company has transferred control of the 62 FCEVs to which the consideration relates and has stopped transferring goods or services to the customer. During the three months ended September 30, 2022, the Company delivered 20 additional FCEVs to a different customer, however, no amounts were recognized as revenue as the consideration received was less than the amounts paid to satisfy local government VAT obligations. The Company will continue to monitor the customer and evaluate the collectability criterion as of each reporting period. The total cost of the 62 FCEVs delivered was recorded within Cost of revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss) in 2021 since control of such FCEVs was transferred to the customer prior to December 31, 2021. The total cost of $2.9 million related to the additional 20 FCEVs was recorded within Cost of revenue in the unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss) during the three months ended September 30, 2022 since control of such FCEVs was transferred at the time of delivery.

Contract Balances

Contract liabilities relate to the advance consideration invoiced or received from customers for products and services prior to satisfying a performance obligation or in excess of amounts allocated to a previously satisfied performance obligation.

The current portion of contract liabilities is recorded within Contract liabilities in the unaudited interim Consolidated Balance Sheets and totaled $7.7 million and $3.9 million as of September 30, 2023 and December 31, 2022, respectively. The long-term portion of contract liabilities is recorded within Other liabilities in the unaudited interim Consolidated Balance Sheets and totaled $1.3 million and $1.9 million as of September 30, 2023 and December 31, 2022, respectively.

Remaining Performance Obligations

The transaction price associated with remaining performance obligations for commercial vehicles and other contracts with customers was $15.0 million as of September 30, 2023. The Company expects to recognize substantially all of its remaining performance obligations as revenue over the twelve months after September 30, 2023.

Note 4. Restructuring and Related Charges

Restructuring costs consist of employee-related charges that may include retention, relocation, severance, and other termination benefits, as well as, contract termination costs, accelerated depreciation, professional fees, and certain long-lived asset impairments. For ongoing benefit arrangements, a liability is recognized when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. For one-time benefit arrangements, a liability is incurred and accrued at the date the plan is communicated to employees, unless employees will be retained beyond a minimum retention period. In this case, the liability is calculated at the date the plan is communicated to employees and is accrued ratably over the future service period.

Restructuring costs including certain asset impairment are recorded in Restructuring and asset impairment in the unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of loss from operations. Restructuring related liabilities are recorded within Accrued liabilities on the unaudited interim Consolidated Balance Sheets.

In July 2023, the Company’s board of directors approved a restructuring plan (the “Restructuring Program”) to improve operational effectiveness and cost reduction, including its workforce. Pursuant to the Restructuring Program, the Company expects to rationalize its global footprint, implement a shared service model for procurement and engineering, and transition to a third-party assembly model for FCEV upfit services. The Restructuring Program is expected to be completed by the end of third quarter of 2024.

The Company expects to incur employee-related charges such as one-time severance payments as well as cash bonus and stock-based compensation to drive retention through 2024. The Company anticipates modifying the affected employees’ stock awards in a manner that would result in additional non-cash charges.

As a result of the Restructuring Program, the Company evaluated long-lived assets for impairment at Hyzon Motors Europe B.V. (“Hyzon Europe”). The Company compared the carrying amount of the asset group comprising the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the asset group. The estimated aggregate undiscounted cash flows were less than the carrying amount of the asset group. An impairment charge of $4.6 million ($2.8 million of right-of-use asset and $1.8 million of property, plant and equipment, net) was recorded during the third quarter of 2023, which represents the amount by which the carrying amount of the asset group exceeds the fair value of the assets, based on the expected discounted future cash flows attributable to those assets.

Costs by type associated with the Restructuring Program consisted of the following (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Asset-related	$4,602	$4,602
Employee-related	283	283
Total	$4,885	$4,885

Note 5. Inventory

Inventory consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$24,574	$24,862
Work in process	15,178	10,691
Finished Goods	1,481	—
Total inventory	$41,233	$35,553

The Company writes down inventory for any excess or obsolescence, or when the Company believes that the net realizable value of inventories is less than the carrying value. A total of $2.7 million and $4.8 million in inventory write-downs was recognized for the three and nine months ended September 30, 2023, respectively. A total of $2.3 million and $3.0 million in inventory write-downs was recognized for the three and nine months ended September 30, 2022, respectively. The Company recorded the inventory write-downs in Cost of revenue in the unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Deposit for fuel cell components (Note 16)	$4,067	$6,092
Vehicle inventory deposits	37	2,074
Production equipment deposits	482	235
Other prepaid expenses	1,338	1,877
Prepaid insurance	4,355	3,201
VAT receivable from government	1,231	1,886
Total prepaid expenses and other current assets	$11,510	$15,365

Note 7. Property, Plant, and Equipment, net

Property, plant, and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Land and building	$2,823	$2,818
Machinery and equipment	13,873	15,832
Software	3,240	2,350
Leasehold improvements	2,904	2,123
Construction in progress	2,366	2,499
Total Property, plant, and equipment	25,206	25,622
Less: Accumulated depreciation and amortization	(5,657)	(3,202)
Property, plant and equipment, net	$19,549	$22,420

Depreciation and amortization expense totaled $1.0 million and $3.2 million for the three and nine months ended September 30, 2023, respectively. Depreciation and amortization expense totaled $0.8 million and $2.1 million for the three and nine months ended September 30, 2022, respectively.

The Company recognized impairment charges of $1.8 million during the three and nine months ended September 30, 2023, related to restructuring in Hyzon Europe (see Note 4. Restructuring and Related Charges). There were no property, plant and equipment impairment charges for the three and nine months ended September 30, 2022.

Additionally, outside of the restructuring in Hyzon Europe, the Company recorded write-downs of other property and equipment of $1.8 million during the three months ended September 30, 2023, which consist of $1.1 million in Research and development expense, and $0.7 million in Selling, general, and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss), respectively. The Company recorded write-downs of other property and equipment of $2.1 million during the nine months ended September 30, 2023, which consist of $1.4 million in Research and development expense, and $0.7 million in Selling, general, and administrative expense, respectively.

Note 8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Payroll and payroll related expenses	$6,314	$4,638
Accrued professional fees	3,432	10,016
Accrued product warranty costs	856	942
Accrued contract manufacturer costs	1,335	1,409
Accrued contract termination costs	448	2,688
Accrued Orten cancellation costs	—	1,192
Accrued SEC settlement (Note 13)	8,500	—
Other accrued expenses	2,008	4,702
Accrued liabilities	$22,893	$25,587

Note 9. Investments in Equity Securities

The Company owns common shares, participation rights, and options to purchase additional common shares in certain private companies. On a non-recurring basis, the carrying value is adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments in the same issuer or an impairment.

There was no gain or loss on equity securities in the unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023. Included in the Gain (loss) on equity securities in the unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2022 is a $12.5 million gain related to the equity investment in Raven SR, Inc. (“Raven SR”). The investment in Raven SR’s common shares and options was initially accounted for at cost of $2.5 million.

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

The following table summarizes the total carrying value of held securities, measured as the total initial cost plus cumulative net gain (loss) (in thousands):

	September 30, 2023	December 31, 2022
Total initial cost basis	$4,948	$4,948
Adjustments:
Cumulative unrealized gain	12,530	12,530
Cumulative impairment	(2,448)	(2,448)
Carrying amount, end of period	$15,030	$15,030

The following table summarizes unrealized gain and impairment recorded in Other income (expense) in the unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss), which are included as adjustments to the carrying value of equity securities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized gain on equity securities	$—	$—	$—	$12,530
Impairment	—	—	—	(2,448)
Total unrealized gain and impairment on equity securities	$—	$—	$—	$10,082

Note 10. Short-term Investments

The following tables summarize the Company's short-term investments as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments
Corporate debt securities	$2,230	$—	$—	$2,230
U.S. Treasury bills	24,363	600	—	24,963
Total short-term investments	$26,593	$600	$—	$27,193

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments
Certificates of deposit	$38,703	$194	$—	$38,897
Commercial paper	26,198	205	—	26,403
Corporate debt securities	46,826	189	(33)	46,982
Foreign government bonds	37,453	348	—	37,801
U.S. Treasury bills	44,333	359	—	44,692
Total short-term investments	$193,513	$1,295	$(33)	$194,775

Note 11. Income Taxes

During the three and nine months ended September 30, 2023 the Company did not record any tax expense. During the three and nine months ended September 30, 2022, the Company recorded a zero tax expense and a discrete tax expense of $0.5 million, respectively. The discrete item in the nine months ended September 30, 2022 was primarily associated with the establishment of a deferred tax liability that is not expected to offset available deferred tax assets.

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

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its positions. The Company is subject to income tax examinations by taxing authorities in the countries in which it operates since inception.

Note 12. Fair Value Measurements

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

As of September 30, 2023, and December 31, 2022, the carrying amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate estimated fair value due to their relatively short maturities.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:	$82,204	$—	$—	$82,204
Short-term investments:
Corporate debt securities	—	2,230	—	2,230
U.S. Treasury bills	24,963	—	—	24,963
Liabilities:
Warrant liability – Private Placement Warrants	$—	$561	$—	$561
Earnout shares liability	—	—	4,898	4,898

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:	$23,113	$4,992	$—	$28,105
Short-term investments:
Certificates of deposit	—	38,897	—	38,897
Commercial paper	—	26,403	—	26,403
Corporate debt securities	—	46,982	—	46,982
Foreign government bonds	—	37,801	—	37,801
U.S. Treasury bills	44,692	—	—	44,692
Liabilities:
Warrant liability – Private Placement Warrants	$—	$1,122	$—	$1,122
Earnout shares liability	—	—	10,927	10,927

Cash Equivalents

The Company’s cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash with original maturities of three months or less. As of September 30, 2023, the Company has $82.2 million invested in money market funds and certificates of deposit. As of December 31, 2022, the Company had $28.1 million invested in commercial paper and money market funds. The Company classifies its investments in commercial paper as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

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

Earnout to Common Stockholders

The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model. The inputs into the Monte-Carlo pricing model included significant unobservable inputs. The following table provides quantitative information regarding Level 3 fair value measurement inputs:

	September 30, 2023	December 31, 2022
Stock price	$1.25	$1.55
Risk-free interest rate	4.9%	4.2%
Volatility	92.0%	92.0%
Remaining term (in years)	2.79	3.54

The following table presents the changes in the liabilities for Private Placement Warrants and Earnout for the nine months ended September 30, 2023 (in thousands):

	Private Placement Warrants	Earnout
Balance as of December 31, 2022	$1,122	$10,927
Change in estimated fair value	(561)	(6,029)
Balance as of September 30, 2023	$561	$4,898

The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded.

Assets Measured on a Nonrecurring Basis

Assets that are measured at fair value on a nonrecurring basis are remeasured when carrying value exceeds fair value. This includes the evaluation of long-lived assets. Where an indication of an impairment exists, the Company’s estimates of fair value of long-lived assets require the use of significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances that might directly impact the long-lived assets’ operations in the future and are therefore uncertain.

The Company assesses the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses undiscounted future cash flows of the asset or asset group for equipment and intangible assets. The Company assessed the fair value of the relevant long-lived assets using the income approach. Inputs used to calculate the fair value based on the income approach primarily include estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant.

During the quarter ended September 30, 2023, the Company recognized an impairment charge of $4.6 million ($2.8 million of right-of-use asset and $1.8 million of property, plant and equipment, net) as a result of restructuring at Hyzon Europe (See Note 4. Restructuring and Related Charges).

Note 13. Commitments and Contingencies

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

Shareholder Securities and Derivative Litigation

Three related putative securities class action lawsuits were filed between September 30, 2021 and November 15, 2021, in the U.S. District Court for the Western District of New York against the Company, certain of the Company’s current and former officers and directors and certain former officers and directors of Decarbonization Plus Acquisition Corporation (“DCRB”) and DCRB’s sponsor (Kauffmann v. Hyzon Motors Inc., et al. (No. 21- cv-06612-CJS), Brennan v. Hyzon Motors Inc., et al. (No. 21-cv-06636-CJS), and Miller v. Hyzon Motors Inc. et al. (No. 21-cv-06695-CJS)), asserting violations of federal securities laws. The complaints generally allege that the Company and individual defendants made materially false and misleading statements relating to the nature of the Company’s customer contracts, vehicle orders, and sales and earnings projections, based on allegations in a report released on September 28, 2021, by Blue Orca Capital, an investment firm that indicated that it held a short position in the Company’s stock and which has made numerous allegations about the Company. These lawsuits have been consolidated under the caption In re Hyzon Motors Inc. Securities Litigation (Case No. 6:21-cv-06612-CJS-MWP), and on March 21, 2022, the court-appointed lead plaintiff filed a consolidated amended complaint seeking monetary damages. The Company and individual defendants moved to dismiss the consolidated amended complaint on May 20, 2022, and the court-appointed lead plaintiff filed its opposition to the motion on July 19, 2022. The court-appointed lead plaintiff filed an amended complaint on March 21, 2022, and a second amended complaint on September 16, 2022. Briefing regarding the Company and individual defendants’ anticipated motion to dismiss the second amended complaint was stayed pending a non-binding mediation among the parties, which took place on May 9, 2023. The parties did not reach a settlement during the May 9, 2023 mediation. On June 20, 2023, the court granted the lead plaintiff leave to file a third amended complaint, which was filed on June 23, 2023. The third amended complaint added additional claims. The Company filed a motion to dismiss on September 13, 2023, and DCRB and former DCRB officers, directors, and its sponsor filed a motion to dismiss on the same day. The lead plaintiff filed oppositions to the motions to dismiss on October 25, 2023, and defendants’ replies are due November 22, 2023.

Between December 16, 2021, and January 14, 2022, three related shareholder derivative lawsuits were filed in the U.S. District Court for the Western District of New York (Lee v. Anderson et al. (No. 21-cv-06744-CJS), Révész v. Anderson et al. (No. 22-cv-06012-CJS), and Shorab v. Anderson et al. (No. 22-cv-06023-CJS)). These three lawsuits have been consolidated under the caption In re Hyzon Motors Inc. Derivative Litigation (Case No. 6:21-cv-06744-CJS). On February 2, 2022, a similar stockholder derivative lawsuit was filed in the U.S. District Court for the District of Delaware (Yellets v. Gu et al. (No. 22-cv-00156)). On February 3, 2022, a similar shareholder derivative lawsuit was filed in the Supreme Court of the State of New York, Kings County (Ruddiman v. Anderson et al. (No. 503402/2022)). On February 13, 2023, a similar stockholder derivative lawsuit was filed in the Delaware Court of Chancery (Kelley v. Knight et al. (C.A. No. 2023-0173)). These lawsuits name as defendants certain of the Company’s current and former directors and certain former directors of DCRB, along with the Company as a nominal defendant, and generally allege that the individual defendants breached their fiduciary duties by making or failing to prevent the misrepresentations alleged in the consolidated securities class action, and assert claims for violations of federal securities laws, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and/or waste of corporate assets. These lawsuits generally seek equitable relief and monetary damages. Each of the shareholder derivative actions has been stayed or the parties have jointly requested that the actions be stayed pending a decision regarding the anticipated motion to dismiss in the consolidated securities class action.

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

Government Investigations

On January 12, 2022, the Company announced it received a subpoena from the SEC for production of documents and information, including documents and information related to the allegations made in the September 28, 2021 report issued by Blue Orca Capital. The Company received two additional subpoenas in connection with the SEC’s investigation on August 5, 2022 and August 10, 2022. On October 31, 2022, the U.S. Attorney’s Office for the Southern District of New York (“SDNY”) notified the Company that it was also investigating these matters.

On September 26, 2023, the Company announced a final resolution, subject to court approval, of the SEC’s investigation. On that date, the SEC filed a complaint in the U.S. District Court for the Western District of New York naming the Company, Craig Knight, the Company’s former Chief Executive Officer and a former director, and Max C.B. Holthausen, a former managing director of the Company’s European subsidiary, Hyzon Motors Europe B.V., as defendants. Without admitting or denying the allegations in the SEC’s complaint, the Company consented to the entry of a final judgment, subject to court approval, that would permanently restrain and enjoin the Company from violating certain sections of and rules under the Exchange Act and the Securities Act, and would require the Company to pay a civil penalty of $25.0 million as follows: $8.5 million within 30 days of entry of the final judgment; (2) $8.5 million by December 31, 2024; and (3) $8.0 million within 730 days of entry of the final judgment. Mr. Knight and Mr. Holthausen also separately consented to the entry of final judgments, subject to court approval, resolving the SEC’s allegations.

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

Customer and Supplier Disputes

From time to time, the Company is subject to various commercial disputes or claims with its customers or suppliers. In January 2023, Duurzaam Transport B.V. and H2 Transport B.V., both private limited companies in the Netherlands and customers of the Company’s European subsidiary, Hyzon Europe, filed an attachment with the local Dutch court. The initial attachment claimed that Hyzon Europe was liable for liquidated and consequential damages stemming from Hyzon Europe allegedly not delivering trucks as contracted. The initial attachment placed a lien on the assets of Hyzon Europe. Following the attachments, Duurzaam Transport B.V. and H2 Transport B.V. initiated proceedings on the merits in February 2023. The dispute was settled without any party admitting liability, and the Company made a payment of €2.1 million (approximately $2.3 million in USD) in April 2023, which was recorded in Accrued liabilities in the Consolidated Balance Sheets as of December 31, 2022.

On July 28, 2023, Worthington Industries Poland SP.Z.O.O, a Hyzon Europe supplier, filed a complaint in the Amsterdam District Court in the Netherlands, against Hyzon Europe for breach of contract and obtained an attachment covering Hyzon Europe’s bank accounts. The complaint seeks damages from Hyzon Europe totaling €4.6 million (approximately $4.9 million in USD). The Company intends to vigorously defend itself against this claim.

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

Note 14. Stock-based Compensation Plans

The following table summarizes the Company’s stock option, Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”) activity:

	Stock Options				RSUs		PSUs
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual (Years)	Aggregate Intrinsic Value (in 000s)	Number of RSUs	Weighted Average Grant Date Fair Value	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	19,536,904	$1.51	12.00	5,972	6,268,193	$2.81	—	$—
Granted	1,261,130	$1.37	—	—	7,567,847	$0.97	2,969,375	$0.98
Exercised or released	(16,000)	$1.13	—	—	(630,420)	$3.08	—	$—
Forfeited/Cancelled	(5,934,298)	$2.26	—	—	(1,274,518)	$2.98	—	$—
Outstanding at September 30, 2023	14,847,736	$1.22	10.58	—	11,931,102	$1.61	2,969,375	$0.98
Vested and expected to vest, September 30, 2023	14,847,736	$1.22	10.58	—	11,931,102	$1.61	2,969,375	$0.98
Exercisable and vested at September 30, 2023	12,839,987	$1.19	11.39	—	—	—	—	—

As of September 30, 2023, there was $1.0 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.84 years.

RSUs granted under the Company’s equity incentive plans typically vest over one to four-year period beginning on the date of grant. RSUs will be settled through the issuance of an equivalent number of shares of the Company’s common stock and are equity classified.

In 2023, the Company granted PSUs to certain members of management, which vest over a three-year period beginning on the date of grant. Subject to the achievement of performance goals during a performance period outlined by the Compensation Committee of the Board of Directors, upon vesting, the PSUs are exchanged for a number of shares of common stock equal to the target number of PSUs multiplied by a factor between 0% and 150%. The actual number of units that ultimately vest may equal, exceed, or be less than the targeted number of shares based on the level of achievement of performance goals over the performance period and continued employment with the Company. Performance goals are based on a combination of internal company, functional and individual employee performance metrics. The Company adjusts the expense recognized based on the likelihood of future achievement of the performance metric. If the performance metrics are not achieved by the outlined performance period, the awards are forfeited.

The total fair value of RSUs and PSUs is determined based upon the stock price on the date of grant. As of September 30, 2023, unrecognized compensation costs related to unvested RSUs of $15.0 million is expected to be recognized over a remaining weighted average period of 2.48 years. As of September 30, 2023, unrecognized compensation costs related to unvested PSUs of $2.6 million is expected to be recognized over a remaining weighted average period of 2.63 years.

Earnout to Other Equity Holders

Certain earnout awards to other equity holders accounted for under ASC 718, Compensation - Stock Compensation were vested at the time of grant, and therefore recognized immediately as compensation expense, and certain earnout awards vest over future periods. Total compensation expense related to these awards was negligible and $0.1 million for the three and nine months ended September 30, 2023, respectively. Total compensation expense/(benefit) related to these awards was $(0.1) million and $0.8 million for the three and nine months ended and September 30, 2022, respectively. Certain earnout awards to other equity holders contained performance and market-based vesting conditions, and as the performance conditions are not deemed probable at September 30, 2023, no compensation expense has been recorded related to these awards.

Note 15. Stockholders' Equity

Common Stock

The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 244,998,491 and 244,509,208 shares of Class A common stock issued and outstanding, respectively.

Warrants

At September 30, 2023 and December 31, 2022, there were 11,013,665 Public Warrants and 8,014,500 Private Placement Warrants, for a total of 19,028,165 warrants outstanding. At September 30, 2023 and December 31, 2022, there were 170,048 Ardour Warrants outstanding.

Note 16. Related Party Transactions

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

Hyzon Motors USA Inc., a subsidiary of the Company, entered into a Second Amendment (the “Second Amendment”) to the Horizon IP Agreement. The Second Amendment is effective September 22, 2023. Under the terms of the Second Amendment, the parties have agreed to certain amendments to the Horizon IP Agreement pertaining to their rights in and to hydrogen fuel cell intellectual property. The parties have also agreed to a term for the Horizon IP Agreement that shall expire on the seven-year anniversary of the effective date of the Second Amendment.

Related Party Payables and Receivables

Horizon Fuel Cell Technologies and Related Subsidiaries

In prior periods, the Company made deposit payments to Horizon and its subsidiaries to secure fuel cell components. As of September 30, 2023, the deposit balance was $4.1 million and included within Prepaid expenses and other current assets in the unaudited interim Consolidated Balance Sheet. The Company has cancelled certain orders that were previously made against this deposit balance, and the parties are currently in negotiations as to the resolution of this order cancellation matter and the settlement of the deposit balance. The Company has determined that the recovery of this deposit balance represents a contingency. The Company can not estimate the possible loss or range of possible loss, if any, at this time based on the current status of the negotiations.

Certain employees of Horizon and its subsidiaries provide research and development, staff training, and administrative services to the Company. Based on an analysis of the compensation costs incurred by Horizon and an estimate of the proportion of effort spent by such employees on each entity, an allocation of $0.4 million and $0.9 million in the Company’s unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss) related to such services for the three and nine months ended September 30, 2022, respectively. There were no such activities for the three and nine months ended September 30, 2023.

As of September 30, 2023, the related party payable, net to Horizon and its subsidiaries is $0.1 million. The related party receivable, net from Horizon and its subsidiaries was $6.1 million as of December 31, 2022. The related party receivable, net at December 31, 2022 primarily relates to the divestiture of Hyzon Motors Technology (Guangdong) Co., Ltd. (“Hyzon Guangdong”), which was subsequently renamed to Guangdong Qingyun Technology Co. Ltd. (“Guangdong Qingyun”). In April 2023, the Company received $6.4 million to settle the related party receivable associated with the divestiture of Hyzon Guangdong.

Note 17. Income (Loss) per share

The following table presents the information used in the calculation of the Company’s basic and diluted net income (loss) per share attributable to Hyzon common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to Hyzon	$(44,054)	$(24,795)	$(134,550)	$10,681
Weighted average shares outstanding:
Basic	244,885	248,164	244,686	248,054
Effect of dilutive securities	—	—	—	9,774
Diluted	244,885	248,164	244,686	257,828
Net income (loss) per share attributable to Hyzon:
Basic	$(0.18)	$(0.10)	$(0.55)	$0.04
Diluted	$(0.18)	$(0.10)	$(0.55)	$0.04

Potentially dilutive shares are excluded from the computation of diluted net income (loss) per share when their effect is antidilutive. The potential dilutive securities are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted stock units	11,931	2,538	11,931	937
Performance stock units	2,969	—	2,969	—
Stock options with service conditions	13,076	12,419	13,076	539
Stock options for former CTO	1,772	1,772	1,772	—
Stock options with market and performance conditions	—	5,538	—	5,538
Private placement warrants	8,015	8,015	8,015	8,015
Public warrants	11,014	11,014	11,014	11,014
Earnout shares	23,250	23,250	23,250	23,250
Hongyun warrants	31	31	31	31
Ardour warrants	170	170	170	—

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

Commercial Launch of Hyzon-branded commercial vehicles and other hydrogen solutions

We reported no revenue for the three and nine months ended September 30, 2023. We reported negligible and $2.9 million of revenue from hydrogen fuel cell system sales in the United States and FCEVs in China for the three and nine months ended September 30, 2022, respectively. Our business model has yet to be proven. Prior to full commercialization of our commercial vehicle business at scale, we must complete the construction of required manufacturing facilities for our fuel cell components and systems, we must achieve research and development and product development milestones. Furthermore, we must establish or invest in companies that will establish or operate facilities capable of producing and testing our hydrogen fuel cell systems and leverage third-party vehicle manufacturers to assemble our hydrogen-powered commercial vehicles in appropriate volumes and at competitive costs.

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

Results of Operations

The following table sets forth our historical operating results for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue	$—	$5	$(5)	(100)%	$—	$2,939	$(2,939)	(100)%
Operating expense:
Cost of revenue	3,286	8,203	(4,917)	(60)	6,534	10,226	(3,692)	(36)
Research and development	10,857	9,241	1,616	17	32,794	26,660	6,134	23
Selling, general, and administrative	21,044	36,103	(15,059)	(42)	100,999	75,920	25,079	33
Restructuring and asset impairment	4,885	—	4,885	—	4,885	—	4,885	—
Total operating expenses	40,072	53,547	(13,475)	(25)	145,212	112,806	32,406	29
Loss from operations	(40,072)	(53,542)	13,470	(25)	(145,212)	(109,867)	(35,345)	32
Other income (expense):
Change in fair value of private placement warrant liability	(240)	3,447	(3,687)	(107)	561	13,385	(12,824)	(96)
Change in fair value of earnout liability	(1,307)	18,034	(19,341)	(107)	6,029	87,371	(81,342)	(93)
Gain (loss) on equity securities	—	—	—	—	—	10,082	(10,082)	(100)
Foreign currency exchange gain (loss) and other expense, net	(3,877)	(4,539)	662	(15)	(2,447)	(7,143)	4,696	(66)
Investment income and interest income, net	1,441	947	494	52	6,501	1,018	5,483	539
Total other income (expense)	(3,983)	17,889	(21,872)	(122)	10,644	104,713	(94,069)	(90)
Loss before income taxes	$(44,055)	$(35,653)	$(8,402)	24%	$(134,568)	$(5,154)	$(129,414)	2511%
Income tax expense	—	—	—	—	—	526	(526)	(100)
Net loss	$(44,055)	$(35,653)	$(8,402)	24%	$(134,568)	$(5,680)	$(128,888)	2269%
Less: Net loss attributable to noncontrolling interest	(1)	(10,858)	10,857	(100)	(18)	(16,361)	16,343	(100)
Net income (loss) attributable to Hyzon	$(44,054)	$(24,795)	$(19,259)	78%	$(134,550)	$10,681	(145,231)	(1360)%

Three Months Ended September 30, 2023 and 2022

Revenue. Revenue represents sales of hydrogen FCEVs, fuel cell systems, and upfit services.

We did not generate revenue for the three months ended September 30, 2023. Revenue for the three months ended September 30, 2022 was negligible, and represents revenue from upfit services in Europe.

Operating Expenses. Operating expenses consist of Cost of revenue, Research and development expenses, Selling, general and administrative expenses, and Restructuring and asset impairment.

Operating expenses for the three months ended September 30, 2023 were $40.1 million compared to $53.5 million for the three months ended September 30, 2022.

Cost of Revenue. Cost of revenue includes direct materials, labor costs, allocated overhead costs related to the assembly and upfitting of hydrogen FCEVs, fuel cell systems, estimated warranty costs, and inventory write-downs.

Cost of revenue for the three months ended September 30, 2023 totaled $3.3 million primarily related to cost provisions accrued for customer contract activities and inventory write-downs in Europe. Cost of revenue for the three months ended September 30, 2022 totaled $8.2 million primarily related to cost provisions accrued for customer contract activities in Europe, inventory write-downs in Europe and the cost of 20 FCEVs delivered to Jiushuang.
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
Research and development expenses were $10.9 million and $9.2 million for the three months ended September 30, 2023 and 2022, respectively. The increase was primarily due to $2.1 million in higher personnel costs, which were incurred in order to enhance our research and development expertise in vehicle design, vehicle software, fuel cell systems, and electric powertrain. The increase was partially offset by a decrease of $0.5 million, which was primarily related to materials used in research and development.

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

Selling, general, and administrative expenses were $21.0 million and $36.1 million for the three months ended September 30, 2023 and 2022, respectively. The decrease was primarily due to $9.4 million in lower legal, accounting, and consulting fees related to SEC and regulatory investigations and other litigation and $0.5 million in lower director and officer (“D&O”) insurance. In addition, we incurred $8.4 million related to the cancellation of the Orten acquisition in Europe in the three months ended September 30, 2022. There was no equivalent cancellation cost for the three months ended September 30, 2023. The decrease was partially offset by an increase of $1.1 million in salary and related expenses, $0.9 million in other expense to support business growth, $0.7 million in stock compensation expense, and $0.5 million in fixed asset write-downs and disposals.

Restructuring and Asset Impairment. Restructuring and asset impairment expenses consist of employee-related charges, asset-related charges and other expenses associated with restructuring activities.

Restructuring and asset impairment expenses were $4.9 million for the three months ended September 30, 2023. The increase was primarily driven by $4.6 million in asset and lease impairments in Europe and $0.3 million in employee-related expenses. We did not have any restructuring and asset impairment for the three months ended September 30, 2022.

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

Changes in estimated fair values of private placement warrant liability and earnout liability for the three months ended September 30, 2023 were $0.2 million and $1.3 million, respectively. The change in the estimated fair values of the private placement warrant liability and earnout liability were affected by an increase in the Company’s share price for the three months ended September 30, 2023. Changes in estimated fair values of private placement warrant liability, and earnout liability for the three months ended September 30, 2022 were $3.4 million and $18.0 million, respectively. The change in the estimated fair values of the private placement warrant liability and earnout liability were affected by a decrease in the Company’s share price for the three months ended September 30, 2022.

Foreign Currency Exchange Gain (Loss) and Other Expense, net. Foreign currency exchange gain (loss) represents exchange rate gains and losses related to all transactions denominated in a currency other than our or our subsidiary’s functional currencies.

Foreign currency exchange loss was $3.7 million for the three months ended September 30, 2023 compared to a loss of $4.5 million in the three months ended September 30, 2022. In addition to the $3.7 million foreign currency exchange loss, there was $0.2 million of other expense.

Investment Income and Interest Income, net. Investment income was $1.0 million and interest income, net was $0.4 million for the three months ended September 30, 2023, compared to investment income of $0.6 million and interest income, net of $0.3 million for the three months ended September 30, 2022. Investment income relates to realized gains on short-term investments.

Income Tax Expense. We had no income tax expense for the three months ended September 30, 2023 and 2022.

Net Loss Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests represents results attributable to third parties in our operating subsidiaries. Net loss is generally allocated based on such ownership interests held by third parties with respect to each of these entities.

Net loss attributable to noncontrolling interests was negligible and $10.9 million for the three months ended September 30, 2023 and 2022, respectively. The decrease is primarily because the Company acquired the remaining equity interests of Hyzon Europe from Holthausen Clean Technology Investments B.V. (“Holthausen”) in December 2022. The Company now holds 100% ownership in Hyzon Europe.

Nine Months Ended September 30, 2023 and 2022

Revenue. We did not generate revenue for the nine months ended September 30, 2023. Revenue for the nine months ended September 30, 2022 was $2.9 million, and represents sales of fuel cell systems in the United States, FCEVs in China, and upfit services in Europe.

Operating Expenses. Operating expenses for the nine months ended September 30, 2023 were $145.2 million compared to $112.8 million for the nine months ended September 30, 2022.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2023 totaled $6.5 million primarily related to cost provisions accrued for customer contract activities and inventory write-downs in Europe. Cost of revenue for the nine months ended September 30, 2022 totaled $10.2 million primarily related to cost provisions accrued for customer contract activities in Europe, inventory write-downs in Europe, and the cost of 20 FCEVs delivered to Jiushuang.
Research and Development Expenses. Research and development expenses were $32.8 million and $26.7 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily due to $4.7 million in higher personnel costs, which were incurred in order to enhance our research and development expertise in vehicle design, vehicle software, fuel cell systems, and electric powertrain. The remaining increase of $1.4 million was primarily related to materials used in research and development.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $101.0 million and $75.9 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily related to $27.0 million in higher legal and accounting fees incurred in connection with regulatory and legal matters, including the Special Committee investigation, the SEC and regulatory investigations and other litigation. The increase includes a $25.0 million legal loss contingency accrual related to the SEC investigation, of which $8.5 million is recorded as current liabilities and $16.5 million in Accrued SEC settlement. In addition, we incurred $3.9 million in higher salary and related expenses, $3.0 million in higher office related expenses to support business growth, $0.9 million in higher recruitment fees, and $0.3 million in higher stock compensation. The increased expense is partially offset by $8.4 million related to the cancellation of the Orten acquisition in Europe that occurred during the nine months ended September 30, 2022 and $1.6 million in lower D&O insurance. There was no equivalent cancellation cost for the nine months ended September 30, 2023.

Restructuring and Asset Impairment. Restructuring and asset impairment expenses were $4.9 million for the nine months ended September 30, 2023. The increase was primarily driven by $4.6 million of asset and lease impairments in Europe and $0.3 million in employee-related expenses. We did not have any restructuring and asset impairment for the nine months ended September 30, 2022.

Change in Fair Value. Changes in estimated fair values of private placement warrant liability and earnout liability for the nine months ended September 30, 2023 were $0.6 million and $6.0 million, respectively. The change in the estimated fair values of the private placement warrant liability and earnout liability were affected by a decrease in the Company’s share price for the nine months ended September 30, 2023. Changes in estimated fair values of private placement warrant liability, earnout liability, and investments in equity securities for the nine months ended September 30, 2022 were $13.4 million, $87.4 million, and $10.1 million, respectively. The change in the estimated fair values of the private placement warrant liability and earnout liability were affected by a decrease in the Company’s share price for the nine months ended September 30, 2022. The $10.1 million increase in the estimated fair value in investments in equity securities in 2022 represents a $12.5 million gain related to our equity investment in Raven SR offset by a $2.4 million impairment of our equity investment in NRG. There were no equivalent observable price changes or impairments in equity securities requiring fair value remeasurement for the nine months ended September 30, 2023.

Foreign Currency Exchange Gain (Loss) and Other Expense, net. Foreign currency exchange loss was $2.1 million for the nine months ended September 30, 2023 compared to a loss of $7.1 million in the nine months ended September 30, 2022. In addition, to the $2.1 million foreign currency exchange loss, there was $0.3 million of other expense.

Investment Income and Interest Income, net. Investment income was $5.6 million and interest income, net was $0.9 million for the nine months ended September 30, 2023, compared to investment income of $0.6 million and interest income, net of $0.4 million for the nine months ended September 30, 2022. Investment income relates to realized gains on short-term investments.

Income Tax Expense. We had no income tax expense for the nine months ended September 30, 2023. For the nine months ended September 30, 2022, the Company recorded a net discrete tax expense of $0.5 million, primarily associated with the establishment of a deferred tax liability that is not expected to offset available deferred tax assets. The Company has cumulative net operating losses at the federal, foreign, and state levels and maintains a full valuation allowance, but for the deferred tax liability described above, against its deferred tax assets.

Net Loss Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests was negligible and $16.4 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease is primarily because the Company acquired the remaining equity interests of Hyzon Europe from Holthausen in December 2022. The Company now holds 100% ownership in Hyzon Europe.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(44,055)	$(35,653)	$(134,568)	$(5,680)
Interest (income) expense, net	(419)	(279)	(858)	(350)
Income tax expense	—	—	—	526
Depreciation and amortization	967	839	3,160	2,445
EBITDA	$(43,507)	$(35,093)	$(132,266)	$(3,059)
Adjusted for:
Change in fair value of private placement warrant liability	240	(3,447)	(561)	(13,385)
Change in fair value of earnout liability	1,307	(18,034)	(6,029)	(87,371)
(Gain) loss on equity securities	—	—	—	(10,082)
Stock-based compensation	2,156	1,063	5,143	4,115
Executive transition charges (1)	—	517	—	517
Regulatory and legal matters (2)	2,576	7,859	36,212	13,362
Acquisition-related expenses (3)	—	8,440	—	8,440
Restructuring and asset impairment	4,885	—	4,885	—
Adjusted EBITDA	$(32,342)	$(38,695)	$(92,616)	$(87,463)
(1)The 2022 executive transition charges include a separation payment and salary expense for technical advisory services related to the former Executive Chairman.
(2)Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the short-seller analyst article from September 2021, and investigations and litigation related thereto. The nine months ended September 30, 2023 includes the legal loss contingency accrual of $25.0 million from the final resolution, subject to court approval, of the SEC investigation.
(3)    Acquisition-related expenses incurred for potential and actual acquisitions that are unrelated to the current operations and neither are comparable to the prior period nor predictive of future results. The 2022 expenses relate to the Orten business combination cancellation.

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
The following table reconciles cash flow used in operating activities to our free cash flow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash flow used in operating activities	$(30,014)	$(47,338)	$(112,072)	$(116,218)
Less: Capital expenditures	(3,267)	(3,668)	(5,951)	(11,320)
Free cash flow	$(33,281)	$(51,006)	$(118,023)	$(127,538)

Liquidity and Going Concern

These unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These unaudited interim consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties described below.

In accordance with ASC 205-40, Presentation of Financial Statements - Going Concern (“ASC 205-40”), the Company evaluates whether there are certain conditions and events, considered in the aggregate, which raise substantial doubt about the Company’s ability to continue as a going concern. In accordance with ASC 205-40, the Company’s analysis can only include the potential mitigating impact of the plans that have not been fully implemented as of the issuance date of these unaudited interim consolidated financial statements if (a) it is probable that these plans will be effectively implemented within one year after the date that the financial statements are issued, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company incurred net losses of $44.1 million and $134.6 million for the three and nine months ended September 30, 2023, respectively. The Company incurred net losses of $35.7 million and $5.7 million for the three and nine months ended September 30, 2022, respectively. Net cash used in operating activities was $112.1 million and $116.2 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had $110.6 million in unrestricted cash and cash equivalents, $27.2 million in short-term investments, and positive net working capital of $153.6 million.

The Company has concluded that at the time of the filing, substantial doubt exists about its ability to continue as a going concern as the Company believes that its financial resources, existing cash resources and additional sources of liquidity are not sufficient to support planned operations beyond the next 12 months.

In order to reduce the cash used in operating activities, the Company implemented certain cost savings initiatives in late 2022 and the first half of 2023, as well as a restructuring plan in July 2023, as further discussed in Note 4. Restructuring and Related Charges in the unaudited interim consolidated financial statements. While these plans are anticipated to reduce cash outflows when compared to prior periods, the Company’s continued existence is dependent upon its ability to obtain additional financing, as well as to attain and maintain profitable operations by entering into profitable sales or service contracts and generating sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require significant funding to execute its long-term business plans. As of October 31, 2023, unrestricted cash, cash equivalents, and short-term investments were approximately $129 million.

The Company plans to improve its liquidity through a combination of equity and/or debt financing, alliances or other partnership agreements with entities interested in our technologies, and the liquidation of certain inventory balances. If the Company raises funds in the future by issuing equity securities, dilution to stockholders will occur and may be substantial. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of common stockholders. If the Company raises funds in the future by issuing debt securities, these debt securities could have rights, preferences, and privileges senior to those of common stockholders. The terms of any debt securities or borrowings could impose significant restrictions on the Company’s operations. The capital markets have experienced in the past, and may experience in the future, periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will continue to impact the cost of debt financing.

There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements and/or fuel cell technology advancement. If the Company cannot raise additional funds when needed or on acceptable terms, the financial condition, business, prospects, and results of operations could be materially adversely affected. In addition, the Company is subject to, and may become a party to, a variety of litigation, other claims, suits, indemnity demands, regulatory actions, and government investigations and inquiries in the ordinary course of business. As discussed in Note 13. Commitments and Contingencies in the unaudited interim consolidated financial statements, the Company announced a final resolution of the SEC investigation that, if approved by the court, will require the Company to pay a civil penalty of $25.0 million as follows: $8.5 million within 30 days of entry of the final judgment; (2) $8.5 million by December 31, 2024; and (3) $8.0 million within 730 days of entry of the final judgment. The outcome of litigation and other legal proceedings, including the other claims described under Legal Proceedings in Note 13. Commitments and Contingencies, are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us.

Liquidity Requirements

Our recent uses of cash have been funding operations and investing in capital expenditures. Our future capital requirements will depend on many factors, including revenue growth rate, achieving profitability on our revenue contracts, the timing and the amount of cash received from customers, capital expenditures associated with our capacity expansion, and the continuing market adoption of our products. Our business will require significant funding to sustain operations and we will require significant funding to execute our long-term business plans.

Given the challenging capital market environment that exists today, we implemented certain cost savings initiatives, particularly, in July 2023, the board of directors approved a restructuring program as further discussed in Note 4. Restructuring and Related Charges of the unaudited interim consolidated financial statements. While our plans are anticipated to reduce cash outflows when compared to prior periods, our continued existence is dependent upon our ability to obtain additional financing, as well as to attain and maintain profitable operations by entering into profitable sales contracts and generating sufficient cash flows to meet our obligations on a timely basis. However, actual results could vary materially and negatively as a result of a number of factors, including but not limited to:

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

•the timely assembly of, delivery to customers and performance of our FCEVs and 200kW single stack fuel cell systems for purposes of revenue recognition and expanding contracted revenue pipeline with customers;

•the costs of additional general and administrative personnel, including accounting and finance, legal and human resources, as well as costs related to litigation, investigations, or settlements; and

•other risks discussed in our 2022 Annual Report filed on Form 10-K in the section entitled "Risk Factors".

Cash Flows
The following table is summarized from our unaudited interim Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(112,072)	$(116,218)
Net cash provided by (used in) investing activities	162,381	(250,652)
Net cash used in financing activities	(371)	(3,944)

Cash Flows for Nine Months Ended September 30, 2023 and September 30, 2022

Cash Flows from Operating Activities

Net cash used in operating activities was $112.1 million for the nine months ended September 30, 2023, as compared to $116.2 million for the nine months ended September 30, 2022. The cash flows used in operating activities for the nine months ended September 30, 2023 was primarily driven by a net loss of $134.6 million and adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash charges and expense primarily consisted of $5.1 million of stock-based compensation expense, $4.9 million in restructuring and asset impairment, $4.8 million for the write-down of inventory, $3.2 million in depreciation and amortization, and $2.1 million in write-down of property and equipment, and $2.1 million in foreign currency transaction loss. Non-cash charges and expense were partially offset by non-cash gain adjustments that consisted of the change in estimated fair value of earnout liability of $6.0 million, accretion of discount on available-for-sale debt securities of $1.5 million, and the change in estimated fair value of the private placement warrant liability of $0.6 million.
Changes in operating assets and liabilities were primarily driven by increases of $16.3 million in other liabilities, $9.4 million in inventory balances, $6.0 million in net related party payables, $3.1 million in contract liabilities, and $0.3 million in accounts receivable and decreases of $9.2 million in accounts payable, $4.1 million in prepaid expenses and other current assets, $2.8 million in accrued liabilities, and $0.3 million in other assets.

Net cash used in operating activities for the nine months ended September 30, 2022 was primarily driven by net loss of $5.7 million adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash gain adjustments consisted of changes in fair value of the private placement warrant liability of $13.4 million, earnout liability of $87.4 million, and equity securities of $10.1 million. These non-cash gain adjustments were partially offset by $4.1 million stock-based compensation expense and $2.4 million in depreciation and amortization. Changes in operating assets and liabilities were primarily driven by an increase of $16.8 million in inventory balances, an increase in accrued liabilities of $11.7 million, a decrease in accounts receivable of $2.7 million and a decrease of $1.6 million in prepayments for vehicle inventory, other supplier deposits and D&O insurance.

Cash Flows from Investing Activities

Net cash provided by investing activities was $162.4 million for the nine months ended September 30, 2023, as compared to $250.7 million of cash used in investing activities for the nine months ended September 30, 2022. The cash flows provided by investing activities for the nine months ended September 30, 2023 were primarily driven by $134.9 million of proceeds from maturities of short-term investments and $50.0 million of proceeds from the sale of short-term investments, offset by $16.6 million cash paid to purchase short-term investments and $6.0 million cash paid for property and equipment. The cash flows used in investing activities for the nine months ended September 30, 2022 were primarily driven by $11.3 million cash paid for property and equipment, $313.0 million in purchase of short-term investments, offset by $73.7 million in proceeds from maturities of short-term investments.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.4 million for the nine months ended September 30, 2023, as compared to $3.9 million for the nine months ended September 30, 2022. The cash flows used in financing activities for the nine months ended September 30, 2023 were driven primarily by $0.2 million payment towards the finance lease liability and $0.2 million for the net share settlement of equity awards. The cash flows used in financing activities for the nine months ended September 30, 2022 were driven primarily by a $3.1 million payment towards the Horizon IP Agreement.

Contractual Obligations and Commitments

For the nine months ended September 30, 2023, there were no material changes outside the ordinary course of business within the Contractual Obligations table as previously disclosed in our Annual Report filed on Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies and Estimates

There have been no substantial changes to these estimates, or the policies related to them for the nine months ended September 30, 2023. For a full discussion of these estimates and policies, see "Critical Accounting Policies and Estimates" in Item 7 of our Annual Report filed on Form 10-K for the year ended December 31, 2022.

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. Hyzon elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, Hyzon, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time Hyzon is no longer considered to be an emerging growth company. At times, Hyzon may elect to early adopt a new or revised standard.

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

Hyzon Motors USA Inc., a subsidiary of the Company, entered into a Second Amendment (the “Second Amendment”) to the Horizon IP Agreement. The Second Amendment is effective September 22, 2023. Under the terms of the Second Amendment, the parties have agreed to certain amendments to the Horizon IP Agreement pertaining to their rights in and to hydrogen fuel cell intellectual property. The parties have also agreed to a term for the Horizon IP Agreement that shall expire on the seven-year anniversary of the effective date of the Second Amendment.

Related Party Payables and Receivables

Horizon Fuel Cell Technologies and Related Subsidiaries

In prior periods, the Company made deposit payments to Horizon and its subsidiaries to secure fuel cell components. As of September 30, 2023, the deposit balance was $4.1 million and included within Prepaid expenses and other current assets in the unaudited interim Consolidated Balance Sheet. The Company has cancelled certain orders that were previously made against this deposit balance, and the parties are currently in negotiations as to the resolution of this order cancellation matter and the settlement of the deposit balance. The Company has determined that the recovery of this deposit balance represents a contingency. The Company can not estimate the possible loss or range of possible loss, if any, at this time based on the current status of the negotiations.

Certain employees of Horizon and its subsidiaries provide research and development, staff training, and administrative services to the Company. Based on an analysis of the compensation costs incurred by Horizon and an estimate of the proportion of effort spent by such employees on each entity, an allocation of $0.4 million and $0.9 million in the Company’s unaudited interim Consolidated Statements of Operations and Comprehensive Income (Loss) related to such services for the three and nine months ended September 30, 2022, respectively. There were no such activities for the three and nine months ended September 30, 2023.

As of September 30, 2023, the related party payable, net to Horizon and its subsidiaries is $0.1 million. The related party receivable, net from Horizon and its subsidiaries was $6.1 million as of December 31, 2022. The related party receivable, net at December 31, 2022 primarily relates to the divestiture of Hyzon Motors Technology (Guangdong) Co., Ltd. (“Hyzon Guangdong”), which was subsequently renamed to Guangdong Qingyun Technology Co. Ltd. (“Guangdong Qingyun”). In April 2023, the Company received $6.4 million to settle the related party receivable associated with the divestiture of Hyzon Guangdong.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023 our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

In light of the material weaknesses described below, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the ineffectiveness of our disclosure controls and procedures as well as material weaknesses in our internal control over financial reporting as of September 30, 2023, the unaudited interim consolidated financial statements for the periods covered by and included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.

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

Because there is a reasonable possibility that material misstatements of the unaudited interim consolidated financial statements will not be prevented or detected on a timely basis, we concluded that these deficiencies represent material weaknesses in our internal control over financial reporting and that our internal control over financial reporting was not effective as of September 30, 2023.

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

(c) Remediation Plan and Status

With oversight from the Audit Committee and input from the Board of Directors, management has begun designing and implementing changes in processes and controls to remediate the material weaknesses described above. Management and the Board of Directors, including the Audit Committee, are working to remediate the material weaknesses identified herein. While the Company expects to take other remedial actions, actions taken to date include:

•strengthened the executive management team in a newly integrated global organization including the appointment of a Chief Financial Officer;

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

•implemented a formal regional general manager consolidated financial statement review and certification process for each SEC filing;

•partial implementation of an enterprise resource planning system, the U.S. finance, inventory and procurement modules were implemented during the quarter ended June 30, 2023; and

•established a centralized training function and deployed various training programs globally, including but not limited to global revenue recognition training, SOX awareness training, and 302 certification training.

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

•further developing and implementing formal policies, processes and documentation procedures relating to financial reporting, including other complex accounting matters, and consulting with independent accounting experts and advisors;

•formalizing the design of the processes and controls related to sales of our products and services, as well as vendor contracting, fuel cell acceptance, transfer of control of our products to customers, tracking our vehicles' post-sale performance, and archiving documentation in a central system;

•completing ethics training globally and in addition, providing general public company periodic training for Company personnel, including on potential topics such as the responsibilities of a public company, the core values of the Company’s accounting and finance function, and best practices to implement those values; and

•strengthening IT governance and designing effective IT general controls including program change management, restricting user access to our internal systems used for financial reporting and enhancing the retention of contemporaneous documentation of reviews over IT general controls.

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

(d) Changes in Internal Control over Financial Reporting

Except as described above, with respect to remedial actions taken to date, there were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings

The information set forth under Note 13. Commitments and Contingencies, to our unaudited interim consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments.

Item 1A.    Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A. “Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2022 that could materially affect our business, financial condition or future results. There have not been any material changes to the risk factors described in our 2022 Form 10-K, except as noted below, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient additional funding or do not have access to capital, we may be required to terminate or significantly curtail our operations.

Our management has performed an analysis of our ability to continue as a going concern. Based on their assessment, our management has raised concerns about our ability to continue as a going concern.

Management continues to explore raising additional capital through a combination of debt and/or equity financings to supplement the Company’s capitalization and liquidity. However, as substantial doubt about our ability to continue as a going concern exists, our ability to finance our operations through the sale and issuance of debt or additional equity securities or through bank or other financing will be challenging and management cannot conclude as of the date of this report that its plans are probable of being successfully implemented. As of the date of this report, we believe that our financial resources, existing cash resources and additional sources of liquidity are not sufficient to support planned operations beyond the next 12 months. Our ability to continue as a going concern will depend on our ability to obtain additional capital.

We continue to explore potential sources of financing. However, additional capital may not be available on favorable terms, or at all, and additional equity financing will further dilute our current stockholders. If we raise additional funds by issuing debt securities or preferred stock, or by incurring loans or other financing, these forms of financing would have rights, preferences, and privileges senior to those of holders of our common stock.

If adequate capital is not available to us in the amounts needed, we could be required to terminate or significantly curtail our operations in which case our investors could lose some or all of their investment.

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In July 2023, the Company’s board of directors approved a restructuring plan (the “Restructuring Program”) to improve operational effectiveness and cost reduction, including its workforce. Pursuant to the Restructuring Program, the Company expects to rationalize its global footprint, implement a shared service model for procurement and engineering, and transition to a third-party assembly model for FCEV upfit services. See Note 4. Restructuring and Related Charges to our unaudited interim consolidated financial statements of this Quarterly Report on Form 10-Q for more details on the restructuring.

We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays, or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees. Employment-related litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business.

Any future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

There were no sales of equity securities for the nine months ended September 30, 2023 that were not registered under the Securities Act.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description

10.1#	Employment Agreement, dated as of October 11, 2023 between Hyzon Motors Inc. and Stephen Weiland.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Hyzon Motors Inc.

Date: November 14, 2023	By:	/s/ Parker Meeks
	Name:	Parker Meeks
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Stephen Weiland
	Name:	Stephen Weiland
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)