Form 10-K
period 2023-12-31
Hyzon Motors Inc.
filed 2024-03-22
CIK 1716583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended December 31, 2023
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
599 South Schmidt Road
Bolingbrook, Illinois 60440
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2023, as reported on The Nasdaq Capital Market, was approximately $234.5 million.
As of March 1, 2024, there were approximately 245,151,995 shares of the registrant’s common stock outstanding, par value $0.0001 per share, outstanding.

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

Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to, those described below and in this Report, including under the section entitled “Risk Factors”, and in subsequent reports that we file with the SEC:

•our ability to continue as a going concern, which requires us to manage costs and obtain additional funding of our operations, including ramping up the production phase of our operations which includes beginning commercial scale production, launching the sale of our vehicles, and investing in research and development of additional products;

•we are an early stage company with a history of losses since our inception, expect to incur significant expenses and continuing losses for the foreseeable future, and there is substantial doubt that we will have sufficient funds to satisfy our obligations through the next 12 months from the date of this report;

•our limited operating history makes evaluating our business and future prospects difficult and increases the risk of your investment;

•our ability to raise financing necessary for us to continue operations;

•our ability to maintain our listing on The Nasdaq Capital Market;

•material weaknesses in our internal control over financial reporting or additional material weaknesses or other deficiencies in the future or otherwise which we fail to remediate or for which we fail to maintain an effective system of internal controls;
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
•our ability to maintain or extend our technological innovation in hydrogen fuel cells, PEMs, and MEAs;

•our ability to compete effectively in the HD transportation sector, and withstand intense competition and competitive pressures from existing and emerging companies worldwide in the industries in which we operate;
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

•disruptions to the global supply chain, including as a result of geopolitical events, and shortages of raw material and hydrogen, and the related impacts on our third-party suppliers and assemblers;

•our ability to retain or recruit, or changes required in, our officers, key employees or directors;

•our ability to protect, defend, or enforce intellectual property on which we depend;
•the availability of government subsidies, tax credits, and other incentives for our products; and

•the risks and uncertainties of legal proceedings, regulatory disputes, and governmental inquiries.

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

Glossary of Terms

Except as defined elsewhere in this Form 10-K, the following terms or acronyms shall have the following meanings:

Term or Acronym	Definition
ACF	Advance Clean Fleets Regulation
ANZ	Australia and New Zealand
AUD	Australian dollar
BEV	Battery Electric Vehicle
Bid Price Rule	Nasdaq Listing Rule 5550(a)(2)
BMS	Battery Management System
Board	Board of Directors of Hyzon Motors Inc.
BOP	Balance of Plant
BPP	Bipolar Plate
CARB	California Air Resources Board
CCPA	California Consumer Privacy Act of 2018
CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act
CFATS	United States Cybersecurity & Infrastructure Agency’s Chemical Facility Anti-Terrorism Standards
Chevron	Chevron New Energies, a division of Chevron U.S.A. Inc.
CPRA	California Privacy Rights Act of 2020
CO2	Carbon Dioxide
COC	Certificate of Conformity
COI	Chemical of Interest
DCRB	Decarbonization Plus Acquisition Corporation (now Hyzon Motors Inc.), a Delaware corporation. In connection with the completion of the Business Combination, DCRB changed its name to "Hyzon Motors Inc."
DOT	United States Department of Transportation
EPA	Environmental Protection Agency
EPA Clean Trucks Plan	GHG Emissions Standards for Heavy and Medium-Duty Engines and Vehicles
ESG	Environmental, Social, and Governance
GDPR	European Union General Data Protection Regulation
GHG	Greenhouse Gas
ECCA	Equity Capital Contribution Agreement
EU	European Union
FASB	United States Financial Accounting Standards Board
FCEV	Fuel Cell Electric Vehicle
FMCSA	Federal Motor Carrier Safety Administration
FMVSS	Federal Motor Vehicle Safety Standards
Fontaine	Fontaine Modification Company
GVW	Gross Vehicle Weight
HD	Heavy Duty
Hearings Panel	Nasdaq Hearings Panel
HVAC	Heating, ventilation, and air conditioning
HVIP	CARB Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project
HZCI	Hyzon Zero Carbon Inc., a wholly-owned subsidiary of Hyzon
Holthausen	Holthausen Clean Technologies Investments B.V., a private limited liability company registered in the Netherlands
Horizon	Horizon Fuel Cell Technologies PTE Ltd., a Singapore corporation and our former indirect controlling shareholder.
Horizon Supply Agreement	Framework Supply Contract Agreement, dated January 7, 2021, by and between Hyzon and Jiangsu Qingneng New Energy Technologies Co. Ltd.
Hyliion	Hyliion Inc., a Delaware corporation
Hymas	Hymas PTE Ltd., a Singapore corporation and our former controlling shareholder.
Hyzon, the Company, we, its, our, or us	Hyzon Motors Inc.
Hyzon Europe	Hyzon Motors Europe B.V., a private limited liability company registered in the Netherlands and wholly owned subsidiary of Hyzon
Hyzon Guangdong	Hyzon Motors Technology Guangdong Co Ltd.
ICE	Internal Combustion Engine
IIJA	Infrastructure Investment and Jobs Act
IP Agreement
Intellectual Property Agreement dated January 12, 2021, as amended, by and between Hyzon, Jiangsu Qingneng New Energy Technologies Co., Ltd. and Shanghai Qingneng Horizon New Energy Ltd., and as amended in September 2021 to add Jiangsu Horizon Powertrain Technologies Co. Ltd. as a party, and as further amended by the Second Amendment dated effective September 28, 2023.

JS Horizon	Jiangsu Qingneng New Energy Technologies Co., Ltd. and Shanghai Qingneng Horizon New Energy Ltd., together
JS Powertrain	Jiangsu Powertrain Technologies Co. Ltd.
kg	Kilogram
kW	Kilowatts
LCFS	Low Carbon Fuel Standard
Legacy Hyzon	Hyzon Motors Inc. (now Hyzon Motors USA Inc.), a Delaware corporation and wholly owned subsidiary of Hyzon. In connection with the completion of the Business Combination, Legacy Hyzon changed its name to "Hyzon Motors USA Inc."
MD	Medium Duty
MEA	Membrane Electrode Assembly
MW	Megawatts
MY	Model Year
Nasdaq	The Nasdaq Stock Market LLC
NHTSA	National Highway Traffic Safety Administration
NOx	Nitrogen Oxide
NZD	New Zealand dollar
OEM	Original Equipment Manufacturer
Orten	Orten Holding GmbH, a limited liability company incorporate under the laws of Germany
Orten Agreement	Share Purchase and Transfer Agreement, dated June 10, 2022, by and between Hyzon Europe, Orten and Mr. Robert Orten
PEM	Proton-Exchange Membrane
Periodic Filing Rule	Nasdaq Listing Rule 5250(c)(1)
PIPL	China Personal Information Protection Law
PM2.5	Particle pollution from fine particulates
PTO	Power Take Off
Raven SR	Raven SR Inc., a Delaware corporation
Raven S1	Raven SR S1 LLC, a subsidiary of Raven and a Delaware limited liability company
RCRA	Resource Conservation and Recovery Act
R&D	Research and Development
RNG	Renewable Natural Gas
SEC	United States Securities and Exchange Commission
Sellers	Orten and Mr. Robert Orten
SOP	Start of Production
Staff	Nasdaq Listing Qualifications Staff
Staff Determination	Nasdaq Listing Qualifications Staff Determination
TCO	Total Cost of Ownership
UNECE	United Nations Economic Commission Europe
U.S. GAAP	United States Generally Accepted Accounting Principles
VAT	Value Added Tax
VIE	Variable Interest Entity
VIO	Vehicles in Operation

PART I

Item 1. Business

Overview

Our mission is to decarbonize heavy-duty applications by commercializing our proprietary high power fuel cell technology. We are executing our mission by deploying our fuel cells in zero-emission, HD hydrogen FCEVs today, and deploying the same technology to fuel cell-advantaged end markets in the future.

Hyzon has proprietary technology to produce high power fuel cells to power mobility and non-mobility applications, such as HD commercial vehicles and stationary power. Hyzon’s proprietary single stack 200kW hydrogen fuel cell system’s net power output is expected to meet the high power demands of HD mobility when combined with Hyzon's electrified powertrain including our fuel cell system. Our goal is to accelerate the clean energy transition by providing the hydrogen fuel cell systems to power zero-emission mobility applications with no compromise on power or range. We are building upon our 110kW fuel cell system experience to manufacture and commercialize the 200kW single stack fuel cell system, for which we started prototype production in 2023 and are working to commence commercial production in our Bolingbrook, Illinois facility in the second half of 2024.

Single Stack 200kW Fuel Cell System

Key highlights of our proprietary single stack 200kW fuel cell system

•Single stack architecture: HD trucks require significant amounts of power in a volume and weight efficient package for optimized mobility, fuel economy, and performance. High output power demands are difficult to meet with the individual hydrogen fuel cell systems generally available in the market today due to a lack of total system power. Hyzon’s single stack 200kW fuel cell system features a single stack containing more individual fuel cells enclosed in a housing than that of the typical fuel cell stack. Our proprietary hybrid BPP design (highlighted below) enables required cell count in a single stack with suitable distribution of reactant gas and coolant, with tolerance to shock and vibration loads experienced in heavy-duty applications. Our in-house anode module design is compact and seamlessly integrates all components to the stack.

•Hybrid BPPs: BPPs form the backbone of the fuel cell stack. BPPs play a critical role in distributing reactant gases, coolant, and heat, carrying electric current from the MEAs to the end plates, removing water, and separating the individual cells. The performance of the stack, as well as its expected lifetime, are highly dependent on the proper functioning of BPPs. Hyzon has a patented hybrid BPP containing a graphite plate for cathode and a titanium plate for anode. Hyzon’s unique flow field designs on both cathode and anode plate and materials enable not only uniform flow distribution of reactants (H2 and O2) to MEA, but also effective removal of water from fuel cell reactions. Each side of the plate is independently designed to create a durable, highly conductive flow field, tailored to the specific requirements and environment with which it interacts. Through a unique combination of graphite and metallic surface engineering, Hyzon’s hybrid BPPs are corrosion-resistant, thin, and highly resistant to reactant gas leakage, significantly contributing to the fuel cell stack’s durability, power density, and efficiency.

•7-layer MEA: Hyzon designs and manufactures its MEAs in-house at its Bolingbrook, IL location, which we believe provides us with a strategic advantage. Hyzon’s innovative anode designs increase the robustness, i.e., minimal performance or durability variations, of the stack during adverse conditions such as extreme humidity levels. In Hyzon’s electrode layer architecture, the electrodes have been designed with appropriate materials, such as catalysts and proton transport materials for enhanced performance and durability. In addition, selecting and optimizing the gas diffusion layer facilitates better gas transport and water management. Hyzon seeks to further improve the performance and durability at high current densities by using innovative electrode designs. Hyzon currently exclusively owns 5 granted US patents and has 29 pending patent applications covering the MEA.

Hyzon's single stack 200kW fuel cell system shows significant benefits over competing dual stack or two ~100kW fuel cell systems to reach a similar power output in mobility applications. For example, as compared to Hyzon's two 110kW fuel cell systems, our 200kW single stack fuel cell system has the following benefits across volume, weight, complexity and cost:

•Lower volume: Utilizing a single Hyzon 200kW fuel cell system versus two Hyzon 110kW fuel cell systems results in an estimated savings of ~30% volume. This volume savings enables the single Hyzon 200kW fuel cell system to fit entirely within an existing engine compartment versus having to engineer two fuel cells into the vehicle, often with one in the engine compartment and another in separate location.

•Lower weight: Hyzon's 200kW single stack fuel cell system weighs 360kg compared to 520kg for using two 110kW fuel cell systems, resulting in a savings of ~30% by weight.

•Reduced complexity with lower service and maintenance: Each fuel cell has various components that build up to a BOP, such as air compressor, cathode humidifier, and DCDC converter. Hyzon's single 200kW fuel cell utilizing only one set of BOP significantly reduces complexity versus two fuel cells stacks with two BOPs.

•Lower cost: Hyzon's cost to deploy a single 200kW fuel cell system is 25% lower than two of Hyzon's 110kW fuel cell systems.

Transportation is a vital cog in the global economy and constitutes one of the largest contributors to GHG emissions: As a sector, transportation was responsible for approximately 22% of worldwide CO2 emissions in 2022 according to the International Energy Agency1. In the U.S., according to the EPA2, transportation contributed up to 29% of GHG emissions in 2022, and of that, MD and HD vehicles contributed up to 23% of such emissions. We believe that the need for zero-emission solutions in transportation is clear, and we intend to help meet our customers’ zero-emission vehicle needs by electrifying proven OEM vehicle platforms utilizing our fuel cell technology and associated products.

Hyzon is bringing leading zero-emission commercial vehicles to market with our proprietary, U.S.-manufactured fuel cells by contracting with third parties to assemble or convert ICE-powered vehicles - whether new or used. We are optimizing our vehicle platforms in each of Hyzon's geographical markets. For example, we have developed a conventional cab FCEV for the U.S. market and a cabover FCEV for the European and Australian markets. Hyzon vehicles include both the current generation 110/120kW fuel cell system FCEVs and our next generation flagship vehicle products featuring the single stack 200kW fuel cell system. Further, by directly investing in low-cost, low-to-negative carbon intensity hydrogen fuel production, and collaborating with companies in hydrogen feedstock, production, distribution, and dispensing, we seek to bring hydrogen fuel to market via our third-party relationships to match the demand created by our customers’ fleet deployments at a cost that enables fleets to convert to fuel cell electric commercial vehicles. This collaboration may include direct investments by Hyzon via HZCI, in hydrogen production projects built and operated by third parties, bringing fuel online close to Hyzon vehicle deployments in the near-term.

We expect our vehicle assembly model - in which we leverage existing OEM vehicle platforms and third-party assembly contractors to integrate Hyzon's advanced in-house manufactured fuel cell systems and related electrification components - to help us accelerate reaching volume production and reduce total vehicle working capital burden. Coupling that model with our hydrogen fuel production and supply relationships and possible investments, we expect Hyzon to drive decarbonization while reducing vehicle TCO, and driving an accelerated path to parity with ICE alternatives as well as customer adoption in line with their decarbonization goals.

1 Source: IEA. International Energy Agency: CO2 Emissions in 2022.
2 Source: U.S. Environmental Protection Agency (EPA 430-D-24-001): Inventory of U.S. Greenhouse Gas Emissions and Sinks: 1990-2022.

Key Benefits of Hydrogen and FCEV HD applications

•Potential subsidy-led drive to lower hydrogen fuel and technology cost vs. ICE comparables: Due to a combination of factors, including the relative abundance of hydrogen molecules in the universe and the ability to produce hydrogen from multiple renewable sources (such as waste, wind, solar, RNG, and biomass), we expect hydrogen production from renewable sources to increase, which could correspondingly reduce the price of hydrogen relative to existing high emission hydrocarbon resources, including diesel fuel. Since the cost to transport hydrogen can be significant, producing hydrogen relatively proximate to refueling locations reduces transportation costs (which are built into the price of hydrogen to the end customer) in the early commercialization stages of commercial FCEV adoption as compared to large-scale production that is a long distance from the end customer. Targeting customers operating a 'back-to-base' model - where their vehicles run one or more routes during the day and then return to their base location to be refueled - is, in our view, aligned with facilitating early adoption of our FCEVs. Further, as decarbonization efforts continue globally, including those mandated and/or subsidized by many governments, we expect that investments in energy production will continue to shift towards renewable and/or low-carbon energy, and that investment in hydrogen production will increase worldwide, resulting in advanced hydrogen production technology and lower hydrogen fuel costs. Finally, we expect the price of hydrocarbon fuels to experience upward pressure due to global geopolitical events involving various oil producing countries, and as governments around the world increase taxation on high-emissions fuels while incentivizing clean energy sources such as low carbon intensity hydrogen. When coupled with technological innovations that are expected to reduce the cost of producing hydrogen fuel cell systems, and related electrification components, we expect hydrogen-powered vehicles to become increasingly competitive with ICE vehicles, thereby enabling wider adoption by the transportation sector.

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

•Zero GHG emissions: Hydrogen fuel cell technology is zero-emission, as no combustion occurs in hydrogen fuel cells. CARB classifies fuel cell vehicles as “Zero-Emission Vehicles3." Based on CO2 emissions data from the U.S. Energy Information Administration4 (22.2 pounds of CO2 emissions per gallon of diesel), Hyzon estimates that one of our Class 8 FCEVs, operating with 100% zero-carbon, hydrogen feedstock and driving 100,000 miles, could help to eliminate up to 355 thousand pounds of CO2 emissions in one year. We model the total expected CO2 emissions reductions for one hydrogen-powered truck on an annual basis as follows: expected annual miles driven x 1 / (6.25 miles per diesel gallon) x 22.2 pounds of CO2 / diesel gallon.

•Significant local area health benefits: In addition to reducing GHG emissions, adoption of hydrogen FCEVs and other hydrogen solutions in the transportation sector can lead to improved air quality due to a reduction in emissions of NOx and fine particulate matters, including PM2.5, and can help meet increasingly stringent air quality standards and regulations around the world. Additionally, drivers may benefit from reduced emissions in their daily operation of FCEVs as compared to traditional ICE trucks.

3 https://ww2.arb.ca.gov/our-work/programs/truckstop-resources/zev-truckstop/zev-101/hydrogen-fuel-cell-electric-vehicle-101#
4 Source: U.S. Energy Information Administration: Carbon Dioxide Emissions Coefficients.

•Reduced TCO: We believe that FCEVs will eventually offer an attractive alternative to commercial operators running diesel fleets because of a lower TCO as compared to other ICE alternatives. As is the case with many new technologies and products, we expect that the higher initial purchase prices of FCEVs will be offset by lower overall cost of operations over time. We anticipate that, as global investment in hydrogen technologies and production facilities continues to grow, more favorable hydrogen cost structures for FCEVs and hydrogen fuel will emerge, allowing hydrogen fuel cell-powered commercial vehicles to deliver lower per mile (or kilometer) operating costs than their ICE equivalents based on publicly available data, including data from the National Renewable Energy Laboratory.5 In addition, technological advancements and scale production are expected to continue to reduce the cost of manufacturing the electrification components, including fuel cells, and maintenance costs should continue to decline as the technology matures in the FCEV use case.

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

In a decarbonized future, we believe that commercial vehicle operators will operate both zero-emission electrified (BEV and FCEV) commercial vehicle platforms, with FCEVs deployed most in applications requiring longer periods of operation between refueling, heavy loads, and/or significant auxiliary power requirements. Examples of use cases that favor FCEVs over BEVs include HD and MD trucks that also require refrigeration, auxiliary power, and/or long-range requirements, refuse trucks, and higher mileage energy usage buses and coaches.

Based on internal and third-party testing and customer-reported experiences, we believe that FCEVs offer the following advantages when compared to BEVs:

•Increased driving range: BEV propulsion systems for large, heavy commercial vehicles with high utilization currently require large, heavy battery packs that may limit driving range and payloads. Based on our internal test and trial data, our HD FCEVs have a typical 300 to 350 mile range today depending on the use case, assuming 50 kg of hydrogen onboard stored at 350 bar. We expect this range to increase significantly both through fuel cell and related electrification component technology improvements. Additionally, Hyzon has built a prototype and completed a customer trial for a liquid hydrogen onboard truck, demonstrating performance of 540 miles on a 16-hour continuous route using Hyzon's 110kW fuel cell. We believe that truck range using liquid hydrogen will increase to over 600 miles with expected efficiencies in 200kW fuel cell systems and powertrains, once commercialized. This range is greater than the distance advertised by many manufacturers for their HD BEVs.

•Increased payloads: The U.S. Department of Transportation Federal Highway Administration sets the Gross Vehicle Weight Rating (“GVWR”) weight allowance for a Class 8 truck at approximately 80,000lbs with an additional 2,000lbs weight exemption for zero-emission trucks6. As depicted in the diagram below, a typical heavy commercial tractor is likely to suffer payload limitations when operating as a BEV; FCEVs are expected to be approximately 6,000-8,000lbs lighter than BEVs. This is due to higher energy density of fuel cell and hydrogen systems compared with today’s state-of-the-art batteries. In addition to increased range and reduced refill times offered by hydrogen, this increased payload can generate better economics for our customers. Furthermore, additional weight allowances for zero-emission trucks benefit FCEVs to the same extent as BEVs.

5 Source: National Renewable Energy Laboratory: Spatial and Temporal Analysis of the TCO for Class 8 Tractors and Class 4 Parcel Delivery Trucks.
6 https://ops.fhwa.dot.gov/freight/sw/overview/index.htm
7 For illustration only. Not to scale.

•Modular and faster refueling times: Hydrogen-powered commercial vehicles are refueled in a process similar to natural gas vehicles by pumping compressed hydrogen gas into the vehicle tank using a dispenser and nozzle. FCEVs benefit from a relatively short refueling time, while BEVs take substantially longer to charge, depending largely on the capacity of the charger. Additionally, hydrogen FCEVs can be refueled through various solutions such as mobile refuelers, private behind-the-fence refueling stations, and public access refueling stations.

•Application specific benefits: There exist specific applications for FCEVs utilizing Hyzon systems that offer significant benefits over BEVs. For example, for refuse (i.e., waste collection vehicles) the FCEVs offer a diesel-equivalent number of bin lifts per shift with a diesel-equivalent level of fueling time. In contrast, based upon customer input, refuse BEVs can only achieve approximately half the bin lifts and take a significantly longer time to charge.

•Lower infrastructure hurdles: Infrastructure build-out is a challenge for both FCEV and BEV HD and MD commercial vehicles, but we believe hydrogen has the infrastructure advantage over battery electric when considering the required cost and time to build out the production, distribution and refueling infrastructure capacities to support each. Hydrogen fuel can be produced locally from a wide variety of feedstocks, and when produced with low carbon intensity production methods and used to power fuel cells, results in zero direct GHG emissions. We believe that clean hydrogen infrastructure can be developed efficiently by building hydrogen production and dispensing in a modular fashion paired with and close to fleet deployments as the market develops from a breadth of locally available feedstocks, in most cases fully independent from major infrastructure constraints like the electricity grid. However, FCEVs can also be refueled remotely using mobile refuelers as hydrogen refueling infrastructure is built out. Comparatively, our analysis shows the substantial rapid charging required by any sizable HD and MD commercial BEV fleet deployment in many regions of the world will likely require significant electric charging infrastructure and electricity grid investment.

According to a white paper published by the National Grid in 20228, a mixed-use traffic plaza and passenger plaza will require at least 5MW of charging by 2030 – about the amount of power used by an outdoor professional sports stadium. This is expected to grow to 19MW by 2035, roughly equivalent to the electric load of a small town.

In addition to investing in last-mile charging infrastructure, significant investment will likely also be needed in utility transmission and distribution infrastructure to deliver the power needed to charge high-capacity batteries in HD and MD commercial BEV fleets. In summary, we believe that the combination of availability, energy density, and local production will allow low carbon hydrogen to acquire substantial market share for powering HD and many MD commercial vehicles.

8 Source: National Grid Electric Highways: Accelerating and Optimizing Fast-Charging Deployment for Carbon-Free Transportation.

Our Strategy and Strengths

Our Strategy

We are focused on leveraging our proprietary fuel cell technology by targeting commercial mobility end markets, starting in HD commercial vehicles. Hyzon plans to transition its U.S. in-house fuel cell manufacturing facility from pre-production to commercial production in 2024, and in 2023 commenced utilizing a U.S.-based third-party assembler to upfit FCEVs for sale in the U.S. Hyzon plans to leverage third-party contract assemblers to assemble our FCEVs in other regions to help accelerate our path to scaling production. We believe that each FCEV sale could lead to multiple after-sale sources of revenue to Hyzon over the course of an average vehicle’s 10-year lifecycle should Hyzon monetize each directly: the one-time investment in the vehicle itself, ongoing fuel needs, and regular service and parts - all important elements of a commercial vehicle TCO.

Fuel cells

Our core technology is centered on in-house production of our hydrogen fuel cell MEAs, stacks, and systems that we integrate into commercial vehicles ourselves or through third-party contract assemblers. The net power output of Hyzon’s single stack 200kW fuel cell system combined with our electrified powertrain components can meet the high power demands of HD mobility.

The hydrogen fuel cell system is the central feature of the powertrain in a FCEV. An advantage of our technology is its high volumetric power density, and we are commercializing our single stack 200kW fuel cell system with capability of providing up to 250kW of gross stack power (200kW net power output at a system level). We completed the initial installation for our manufacturing lines for our MEA, single cell, stack, and fuel cell system in our facility in Bolingbrook, IL, and we expect to declare commercial SOP in 2024. From this production facility, we intend to deploy our “Made in U.S.A.” single stack 200kW fuel cell systems in HD trucks by the end of 2024.

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

Utilizing a global engineering approach and centralized fuel cell powertrain design common across all vehicle platforms, we seek to realize significant manufacturing and supply chain efficiencies along with high levels of quality for final assembly. Given the flexibility Hyzon maintains to assemble its fuel cell technology into specific OEM platforms, Hyzon may consider working with fleet operators to repower certain model year used vehicles in their fleets to support their clean energy initiatives and carbon footprint minimization, where they operate vehicles of the same OEM and model type as our base platforms. For U.S. FCEV assembly and next generation European FCEV assembly, we are outsourcing vehicle conversion and assembly operations to third-party contractors allowing Hyzon to focus on continued fuel cell innovation and manufacturing. Our Australian operations will continue to assemble FCEVs in-house, as we evaluate the contract assembly model in the future should that model show value and availability. By utilizing third-party contract assemblers in the U.S. and Europe, manufacturing the fuel cell system in-house, and vertically integrating or optimizing specification and sourcing of the electrified powertrain components that drive cost and performance in our electrified vehicle platforms, we believe we will offer advantaged vehicle cost structures, decarbonized vehicle performance and supply chain flexibility.

In 2023, we deployed 19 vehicles under commercial agreements to customers. Of those vehicles, five were deployed in the U.S. to both drayage and large fleet customers, three in Europe, and 11 in Australia. The North American deployments to fleet and drayage customers include the industry’s first publicly-announced sale and delivery of a HD FCEV in the U.S. Delivery to the drayage customer, operating out of the Port of Los Angeles and Long Beach, marks the Company’s entry into the U.S. drayage market, which Hyzon expects to be a significant long-term growth driver.

Fuel

Our estimates show that fuel represents the majority of TCO for vehicle operators, contributing at least 50% of a typical 10-year TCO for a HD truck (excluding driver wages). Hyzon’s strategy for optimizing this critical component of TCO and zero-emission vehicle adoption includes forging strategic relationships across the hydrogen fuel value chain, from feedstock to hydrogen production and dispensing. We have sought out modular, scalable hydrogen production technology providers. These relationships are expected to provide Hyzon the right to invest directly in projects with leading technology providers and energy production project developers. Through these relationships, Hyzon expects to be able to leverage a full range of low-to-negative carbon intensity feedstocks including solid waste, biomass, RNG and renewable power (e.g., wind, solar, hydro). Waste, biomass and renewable gases in particular may be an advantaged feedstock for clean hydrogen production given their widespread availability and currently estimated attractive production costs at relatively small scale. We believe there is ample ability to pair these smaller scale production plants with initial fleet operations, and we expect that modular production will increase as FCEV demand and deployments grow. We continue to build our portfolio of hydrogen production technology relationships across a range of these low-to-negative carbon intensity feedstocks to provide us with the ability to bring production online through third-party projects in the footprint of the back-to-base fleets that are or plan to be deploying Hyzon FCEVs, at the cost and carbon intensity they require. With modular production available close to demand, we can help reduce the cost of hydrogen to our customers by minimizing distribution costs.

Hyzon has secured rights to invest in the aforementioned hydrogen fuel production projects and related infrastructure. These projects are primarily managed by our hydrogen production and delivery third-party relationships. They are intended to provide Hyzon with the ability to deliver hydrogen production to fleet demand, with the ability to scale up production as fleet demand and vehicle deployments grow. Our direct investments are also intended to minimize distribution costs, given that the targeted production plants will be located close to demand and provide the opportunity to deliver low-cost hydrogen to fleets, thereby driving an accelerated pathway toward parity with diesel. Our focus on low-to-negative carbon intensity hydrogen feedstocks will also help to maximize low carbon fuel subsidies, such as those available through California’s Low Carbon Fuel Standard program, which may be available to pass on to our customers via our dispensing and production relationships.

We have announced agreements across the hydrogen production feedstock landscape. As one example, Raven SR’s technology can take many forms of solid waste, biomass or RNG and produce clean hydrogen through a relatively compact, modular hydrogen production plant or “hydrogen hub” design. These hydrogen hubs can be located at landfills or near natural gas supply locations. Our first hydrogen hub investment in collaboration at the project level with Raven SR and Chevron was announced on December 28, 2022. Raven SR plans to operate the facility, which will be constructed at a Republic Services’ landfill in Richmond, California, and is expected to produce 5 tons per day of clean hydrogen from 50 tons per day of solid waste and biomass – enough to fuel 100-120 Class 8 trucks per day. Each of our hydrogen production relationships has significant potential to produce clean hydrogen across various hydrogen feedstocks, with a deep backlog of potential hydrogen production locations across the U.S., Canada, Europe, Australia and New Zealand. Our approach is intended to provide Hyzon’s customers with low-cost fuel that can be brought to market relatively quickly given the smaller scale of these projects and their proximity to demand. It also presents a significant business opportunity for Hyzon given the ability to invest in or fund these projects with attractive potential returns.

Our Strengths

Our key strengths include the following:

•Advantaged hydrogen fuel cell technology. Based upon both internal and third-party performance testing, our high power density fuel cell system technology provides strong performance compared to zero-emission alternatives, reduced GHG emissions (when low-to-negative carbon hydrogen serve as a fuel) compared to hydrocarbon alternatives, and potential for meaningful reductions in the TCO of our vehicles as compared to ICE vehicles due to improved fuel efficiency and lower operating and maintenance costs over time as the technology matures in the HD truck use case. This leading performance, specifically the power density of our fuel cell stacks and systems, has also led to advantaged products including the single stack 200kW fuel cell system, which is in final stages of testing with a planned SOP in the second half of 2024, showing significant benefits in weight, volume, cost and complexity.

•Experienced and strengthened management team. We continued to build our leadership team in 2023, including our CFO, COO, CHRO, and CTO. Our strengthened management team has significant experience in execution across complex organizations in multiple geographies. Additionally, our leadership team brings significant expertise in the design and manufacture of hydrogen fuel cells and their components, HD vehicle system integration, and supply chain and automotive product development at prominent automotive OEMs and Tier 1 suppliers. Our management team also has expertise in traditional and emerging fuel infrastructure development.

•Strong fit with the commercial vehicle market. Hyzon's fuel cell system products target the needs of commercial vehicle operations, and we believe there is significant potential for FCEV adoption in this market. As further described below under the sections entitled “Market Opportunity” and “Competition,” we expect our vehicles to deliver a lower TCO for fleet operators as compared to ICE vehicles in the future, due in part to lower operating costs, while at the same time providing truck operators with a familiar ergonomic design. We believe the rapid technological advances in hydrogen-powered fuel cells, the future abundance of low carbon hydrogen, and the increasing investments in hydrogen refueling stations provide an attractive market opportunity for our vehicles. Furthermore, government policies addressing climate change around the world have imposed more stringent emission reduction requirements, and HD commercial vehicles are becoming a target for emission reduction.

•Targeted co-development of critical FCEV drivetrain components paired with Hyzon's proprietary fuel cell systems. We completed the initial installation of manufacturing and assembly lines for MEA, fuel cell stack, and fuel cell systems, to bring our single stack 200kW fuel cell system production online in Bolingbrook, Illinois, U.S. as planned for the second half of 2024. Additionally, we work with our suppliers to tailor the designs of several critical components of the electrified powertrain in our FCEV HD trucks, including hydrogen storage systems, our proprietary Hyzon battery design, fuel cell and battery management software, and power electronics design, for distribution to vehicle assembly locations in the U.S. and elsewhere. We believe that by doing so, we maintain quality control standards and have greater assurance that we will fulfill our production needs, while focusing our capital and R&D on the fuel cell system technology and manufacturing that is Hyzon's core.
•Our ability to upfit ICE vehicles. Our approach in the near-term is to install our fuel cell and electrification components into existing OEM vehicle platforms originally designed to be powered by ICE, leveraging third-party contract assemblers, supporting our asset-light commercialization model and speed to market. This approach provides the possibility to source base vehicles from various established supply sources, including dealer networks and direct from customer order allocations with OEMs. In addition, this approach allows collaboration with our customers to repower their existing fleet vehicles, subject to our capabilities in doing so.

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

Market Opportunity

We believe growth in clean transport solutions will continue to accelerate as increased product offerings, technological developments, reduced costs, additional supporting infrastructure, and increased global focus on climate goals drive broader adoption. The demand for hydrogen FCEVs will, in our view, be driven by these factors, together with customers’ needs and desires to decarbonize and meet their ESG goals and policies, as well as governmental mandates, regulations, and our projections for decreasing TCO of FCEVs stemming in part from the improving economics of hydrogen. We believe Hyzon is well positioned to capitalize on this growth across the broad range of mobility applications we are pursuing, as well as stationary applications that we may now pursue in North America following entering into the Second Amendment to the IP Agreement in October 2023.

Focusing initially on the commercial truck market, the diagram below shows that the market is divided by product segment and use case, depending on the distances travelled (long-haul vs. local or regional), the activities performed (vocational vs. haulage), and the weight classification (heavy/medium/light). Based on the combination of these factors, adjustments can be made to the electric powertrain to optimize vehicle performance. Hyzon focuses initially on those combinations for which our fuel cell technology provides clear benefits – high energy use cases where hydrogen propulsion delivers the best value to our customers. Use cases focus in HD and some MD vehicles, buses and many vocational applications, particularly in back-to-base operations as mentioned previously, based purely on heavier loads, long distance requirements and parasitic power requirements in some MD use cases. In the future, additional medium and some light duty use cases may emerge due to BEV charging time requirements and electric grid infrastructure limitations.

Source : Hyzon-funded third-party analysis.

Note 1: Total U.S. VIO for fleets registered to entities with >30 Class 3-8 vehicles; use cases capture top 80+% of VIO within the given product segment; excludes buses, pick-ups, and non-commercial vehicles (e.g., motor homes).

Note 2: Hydrogen advantage is based on management’s expectations and determined by a qualitative scoring against load weight, range, auxiliary power draw, utilization, and industry access to hydrogen.

We see potential for our hydrogen vehicle electrification technologies and products in many other mobility use cases beyond commercial trucks, which we will explore as those markets and opportunities present themselves with a strong fit to our technologies, innovation pipeline, and third-party assembly relationships.

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

Government entities, states, and municipalities are members of another segment of the market that we believe will actively participate in the transition from ICEs to sustainably powered vehicles and equipment, and represent significant potential demand. In the U.S., CARB adopted the Advanced Clean Truck Regulation in June 2020 mandating truck manufacturers that certify Class 2b-8 chassis or complete vehicles with ICE to sell zero-emission trucks as an increasing percentage of their annual California sales from 2024 to 2035. Additionally, CARB continues to pursue its ACF, which passed into legislation in May of 2023, and will pursue its stated goal of accelerating the number of MD and HD zero-emission vehicle purchases to achieve a full transition to zero-emission vehicles in California as soon as possible. In the U.S., 17 states, the District of Columbia, and in Canada, the Province of Quebec, have expressed their intent to follow similar decarbonization paths through a Memorandum of Understanding signed in 2020 with the goal to ensure that 100 percent of all new MD and HD vehicle sales be zero-emission vehicles by 2050 with an interim target of 30 percent zero-emission vehicle sales by 2030. Further, several grant and subsidy programs exist in the E.U. and several target countries (e.g., The Netherlands), which provide significant incentives for our customers and channel partners across zero-emission trucks and associated hydrogen fuel infrastructure. In Australia, both state and federal funding programs have been established to support and encourage the adoption and deployment of zero-emission vehicles with an increasing shift in focus to underwrite and accelerate the development of hydrogen production infrastructure for both domestic and export markets.

We are targeting hydrogen-powered commercial vehicle use cases stemming not only from the need to decarbonize activities, but also from the potential for lower TCO in comparison to the TCO associated with traditional diesel ICE vehicles. Given the outlook on the opportunities and market demand for decarbonized hydrogen-powered commercial mobility, we believe that the technological advances in hydrogen-powered fuel cells, coupled with the growing abundance of low-cost renewable fuels that can be converted to hydrogen and the increasing investments in hydrogen refueling stations, FCEVs could ultimately become the leading technology in many significant commercial vehicle market segments.

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

By participating in the development of clean hydrogen production and refueling infrastructure, we believe we can accelerate the near-term deployment of FCEVs while positioning ourselves favorably for the long run transition to renewable fuels. Given our strategy of potentially investing in projects with leading hydrogen production developers and technology providers, utilizing various clean hydrogen feedstocks, and positioning Hyzon truck fleet deployments close to demand, we expect to have a cost advantage in the hydrogen fuel to produce and provide to fleets. This hydrogen strategy provides Hyzon with a substantial market opportunity as our FCEV deployments scale in each region of the world where we operate, given the general lack of clean hydrogen infrastructure available today in most regions.

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

•Trial programs – before purchase, customers may participate in a vehicle trial program to evaluate our vehicles in daily operations either as part of a vehicle supply agreement or in advance of one.

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

Competition

Vehicles and Vehicle Platforms

The competitive landscape for our vehicles ranges from vehicles relying on legacy ICEs, to extended range BEVs, to other hydrogen fuel cell and alternative low-to-no carbon emission propulsion vehicles. Competitors include well established vehicle companies already deploying vehicles using fuel cell technology, such as Hyundai and Toyota, and other HD vehicle companies that have announced their plans to offer or may offer fuel cell trucks in the future, such as Daimler Truck and Volvo Group through their joint venture, cellcentric GmbH & Co. KG, along with relatively new entrants in HD vehicles such as Nikola and Autocar. Additionally, many fuel cell manufacturers, including Ballard, Cummins, Bosch, EKPO, GM and Plug Power, are considering offering or already offer fuel cell systems for the mobility markets on which we are focused.

We also face competition from traditional ICE vehicle manufacturers such as Daimler Truck, Hyundai, and PACCAR. Given the stated ambitions of various states and countries to move to zero-emission freight under specified timelines, these competitors pose a threat primarily through their ability to produce at scale, brand recognition, financial resources, and existing commercial relationships and reputation, should they decide to pursue zero-emission vehicles. Additionally, our FCEVs will compete with BEVs and other low (e.g., hydrogen internal combustion engines) and zero-emission vehicle types in the shift to lower emission freight haulage. As previously discussed, we believe our FCEVs are well positioned to compete against BEVs and other powertrain types in the vehicle platforms and customer segments in which we choose to compete. The high energy usage, longer range, and heavy load use cases we will focus on in HD commercial vehicles position FCEVs to outcompete BEVs in these areas. Our advantaged fuel cell technology and go-to-market approach, coupled with the third-party contractor assembly model and hydrogen fuel strategy stated above, provides the capital light and relative lower cost business model which we expect to drive a TCO and performance competitive FCEV product against those of our competitors and competing technologies.

Fuel

Our existing or future hydrogen project investment rights may face competition from a range of traditional energy production, industrial gas and distribution players such as Air Liquide, Linde, Air Products, BP Chevron, Total and ExxonMobil, renewable power companies such as NextEra, new entrants such as BayoTech, and fuel cell and fuel cell vehicle competitors who are also entering hydrogen production, distribution and dispensing such as Plug Power. There are a vast number of hydrogen production projects that have been announced in geographies around the world that will be competing based on their ability to bring hydrogen production online at the lowest delivered cost and lowest carbon intensity possible, and to deliver to hydrogen consumption markets including transportation. Our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, and marketing of their hydrogen production and dispensing services. Additionally, our competitors may also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships, and other tangible and intangible resources in energy and fuel production and delivery. They may already have access to those customers that we hope to target to sell hydrogen as fuel to their vehicles. We have mitigated some of these risks via relationships with some of the companies in this space, but those relationships are not exclusive in nature, and those companies may still be able to compete directly against us in securing customers for hydrogen fuel.

These fuel competitors also compete with us in recruiting and retaining qualified R&D, sales, marketing, and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors.

Our Technology

Our core technology is centered on design and manufacturing of our advantaged MEAs, BPPs, fuel cell stacks, and fuel cell systems that we integrate into commercial vehicles today. In addition to our fuel cell technology, we are developing other key vehicle electrification elements that are incorporated in our FCEVs. For example, we are developing fast charge/discharge battery packs and control capabilities that we plan to incorporate into our FCEVs to improve performance, reduce fuel consumption, and mitigate supply chain risks. Consistent with our strategy to focus on specialty electrification components, we believe these actions will help us improve the quality of our vehicles, reduce product costs, and increase our gross margins over time.

Hydrogen Fuel Cell Single Cell

The hydrogen fuel cell system is the central feature of the powertrain in a FCEV. The fuel cell stack is the heart of a fuel cell system. It generates electricity in the form of direct current from electrochemical reactions that take place in the fuel cell. Each single cell produces a certain amount of power, and these cells are combined in series within a fuel cell stack. A typical fuel cell stack may consist of hundreds of individual cells. The level of power produced by a fuel cell stack depends upon several factors, such as fuel cell material properties, electrode design and engineering, stack design and engineering, operating conditions, including the temperature, pressure, relative humidity, and reactant flows (hydrogen and air) at which it operates.

Single Stack 200kW Fuel Cell System

Hydrogen Fuel Cell Stack

A fuel cell stack is assembled from individual unit fuel cells (consisting of the MEA and BPP) arranged in a series. An advantage of our technology is that our single stack provides up to 250kW of gross power, with a net system-level power output of 200kW. With this high power density stack and a single set of BOP components, our 200kW fuel cell system is packaged into a HD vehicle such as the under-hood or under-cab engine compartment space of a class 8 truck. BOP components generally include the H2 supply system, air compressor, humidifiers, coolant pump, and others. We intend to deploy our U.S.-manufactured single stack 200kW fuel cell systems in HD trucks to customers starting in 2024.

The Membrane Electrode Assembly

The main function of the MEA is to generate electric power in a fuel cell. The MEA, however, is also a major cost contributor to the fuel cell, as it contains precious metals such as platinum functioning as an electrocatalyst, and requires a highly specialized assembly process. The main components of the MEA are the proton exchange electrolyte membrane and the electrodes that consist of electrocatalyst layers and gas diffusion layers. There are a limited number of large-scale producers of MEA around the world.

Our Innovations in MEAs

The most critical part of the MEA is the cathode electrode. We are integrating advanced cathode catalysts and developing innovative electrode design to enable high performance. We expect that our in-house MEA manufacturing capabilities will enable us to introduce innovative material solutions in our MEA products and to remain highly competitive as the global market for high powered fuel cells evolves. We anticipate that our in-house improved proprietary MEA design, development, and manufacturing approaches will enable us to design and develop advanced fuel cell stacks for enhanced performance and durability, that are expected to have both cost and performance advantages.

Bipolar Plate

The main functions of the BPPs are to supply the reactant gases to the respective electrodes in the MEA, remove water byproduct from the fuel cell stack, and conduct electrons generated by the fuel cell reaction. Also, the coolant channel in the BPP distributes coolant in the fuel cell stack to counter the heat generated by the reaction in the MEA.

Our Innovations in BPPs

We currently deploy patented hybrid plates in our fuel cell stacks. A hybrid plate consists of a graphite cathode plate and a metallic anode plate. Hyzon's cathode graphite plate with fine flow field channels helps achieve high current density and improves water management in the cathode; the graphite plate also enables high current density and is expected to provide longer lifetime operations and improved durability. We estimate that the hybrid approach will improve performance, density, and expected lifetime, all of which are critical for commercial vehicles. Hyzon continues to advance BPP technology as part of our ongoing innovation efforts. Thinner and lighter hybrid BPPs with proprietary flow field design and production techniques improve stack power densities significantly and may enable Hyzon to supply fuel cells for specific, demanding use cases where power density is critical.

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

Batteries

Battery and power requirements for FCEVs and BEVs are uniquely different. BEVs require high energy storage per volume (Wh/L) while FCEVs require both high power rates (kW) and high energy storage per volume. The current battery supplier landscape is mainly focused on BEV battery solutions; therefore, Hyzon has developed a proprietary solution to meet our unique needs, including both pack design and in-house BMS. This approach allows us to optimize our systems for performance, fuel efficiency, and cost. FCEVs use batteries in multiple applications; for vehicle start up, proactively managing power demand (peak shaving), parked HVAC, stationary PTO, and regenerative braking.

E-motor

Hyzon's centrally mounted, single electric motor with its multispeed transmission has been standardized across its vehicle platforms. This design allows for increased speed of integration across our platforms with reduced development costs.

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

Our Solutions, Timelines and Existing Customers

Hyzon-Branded Commercial Vehicles

Hyzon vehicles are assembled in each core Hyzon region to serve the unique markets in which we operate. Hyzon’s decision to refocus on its core competencies resulted in a streamlined HD product offering. We also realigned our business model across the U.S. and Europe with plans to outsource assembly of our next generation trucks to established third-party assemblers. For Australian vehicle production, we currently plan to assemble vehicles in-house, but will consider future adoption of the third-party assembly model based upon the availability of qualified partners.

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

We integrate these systems with proprietary vehicle control software, including fuel cell management system, battery management system, thermal and hydrogen management system. We use techniques such as model-in-loop (MIL) and hardware-in-loop (HIL) testing for efficient software verification to ensure software quality. Further, with the intelligence that is built into today’s telematics components integrated into our FCEVs, we can overlay over-the-air communications, a feature that allows us to implement remote monitoring, health prognostics, and provide planned preventative maintenance to deliver increased uptime to our customers.

We have designed our fuel cell systems to be installed into OEM chassis while retaining all the flexibility of the original chassis configuration so that it can be used for a wide range of truck body fitment applications.

Our FCEVs use compressed hydrogen storage tanks, which are typically pressurized to 350-bar, as compared to most light-duty vehicles that use a 700-bar system. The advantage of a 350-bar system over a 700-bar system is not only a lower cost tank system but also expected reduced hydrogen fuel cost. Hyzon believes that the 350-bar system can offer better TCO for commercial customers in many HD vehicle applications. For future long-range applications, we are developing a liquid hydrogen onboard fuel cell truck, targeting a minimum range of 600 miles - the prototype of which has already been demonstrated with customers.

Electrified trucks are expected to require traction motors up to 500kW peak power for HD. They also require air compressors for braking and suspension, and electric steering pumps. We expect the electrified powertrain to be able to connect to gearboxes, making it possible for vehicle operators to use PTO for any super structures such as refuse collection, sewer cleaning, utility service trucks, and many additional applications. The high voltage batteries in these vehicles can be used as a backup power source when the vehicles are stationary to power all accessories for extended periods of time.

Heavy Duty Trucks

Based on our targeted specifications, we expect that our standard HD trucks will have a GVW of up to 40 metric tonnes (82,000lbs in U.S.) and will include an onboard hydrogen mass of up to 50kg gaseous hydrogen at 350-bar pressure. Our HD trucks have a Hyzon fuel cell system with power up to 200kW, which is integrated with an onboard battery for optimal performance. Conventional vehicle chassis are planned to be featured as our main offering in North America and one of our offerings in Australia. We expect cabover chassis models to be the dominant offering in the European and Australian markets. In 2023, we successfully activated the North America market via the commercial deployment of 5 HD FCEVs on a conventional chassis via both drayage and large fleet customers. We also activated the European market via commercial deployment of 3 HD FCEVs with cabover chassis.

Working with Chart Industries, Hyzon built a prototype of, and completed a customer trial for, a liquid hydrogen FCEV, demonstrating performance of 540 miles on a 16-hour continuous route using Hyzon's 110kW fuel cell. We believe that using liquid hydrogen may increase the FCEV range to from 600 to 800 miles with expected efficiencies in 200kW fuel cell systems and powertrains, once commercialized. This vehicle program is based upon the same cab and chassis being deployed in the HD category, with liquid hydrogen tanks onboard instead of gaseous hydrogen cylinders. Moving from compressed gas to liquid significantly increases the fuel energy onboard due to liquid hydrogen's higher energy density, hence the increased range of the vehicle. This increase in range will allow our vehicles to meet some of the most challenging on-road and off-road energy usage and range applications, while unlocking long-haul freight use cases along with ultra-heavy load vehicles.

Expanding on our portfolio in the HD category, we have developed FCEV refuse trucks for deployment globally based on our rigid platform, with initial truck deployment in Australia. Specifically, in October 2023, our Australian subsidiary announced the commercial trial deployment of Hyzon's first HD rigid fuel cell electric waste collection truck - developed by our Australian team as a global platform for international markets - to REMONDIS Australia, one of the world's largest recycling, service, and water companies. We have built our first refuse truck intended for trials in North America in 2024, and our future plans include offering the FCEV refuse truck platform in North America and Europe. Refuse trucks are a highly attractive use case for hydrogen FCEV operations as they have both a high energy usage duty cycle as well as the opportunity to recapture waste methane and place a hydrogen production plant at landfill or depot locations. This creates an attractive combination as it significantly accelerates the return on investment.

Additional Hydrogen Fuel Cell Mobility Products and Markets

In addition to our Hyzon-branded HD commercial vehicles, we are also actively assessing and selectively expanding our ability to integrate and configure hydrogen fuel cell systems into additional commercial vehicle categories as well as mining, construction, mobile and stationary power and airport ecosystem applications for customers based on their individual requirements.

Hydrogen Fuel Cell System Production and Supply

Fuel cell stack production requires a highly specialized process and is well served to be co-located with MEA production to supply the fuel cell stack production line. Production of our fuel cell stacks will be centralized in our Bolingbrook, Illinois facility. By contrast, fuel cell system assembly is a simpler, low capital expenditure process; therefore, the fuel cell system assembly line can be readily placed at vehicle assembly facilities in different parts of the world if the local supply chains for peripherals meet our needs. For the U.S., our fuel cell system assembly is being placed next to the fuel cell stack production in our Bolingbrook facility; assembled fuel cell systems will be shipped to vehicle assembly locations. We expect the SOP of our Bolingbrook facility to include the end-to-end manufacturing of our 200kW Hyzon fuel cell in the second half of 2024. Our first prototypes of the single stack 200kW fuel cell system were assembled and tested in 2023 as part of our design validation process.

Until we commence production of our fuel cell systems, we plan to continue to source hydrogen fuel cells and fuel cell stacks and systems solely from Horizon. We may continue to source hydrogen fuel cells and fuel cell stacks from Horizon even after we commence manufacturing our fuel cells.

Complete Hydrogen Solutions

Although a few of our prospective customers are fleet operators that use a back-to-base model with preexisting access to hydrogen, we are developing a complete hydrogen solution that is intended to serve customers that do not currently have access to hydrogen. This solution is expected to include hydrogen production, compression, and storage. To develop this complete hydrogen solution, we intend to collaborate with our existing hydrogen production relationships to ensure that affordable hydrogen is available to our fleet customers. In addition, we plan to enter into new relationships and collaborations across the hydrogen value chain, from feedstock to dispensing, to enable competitive, low-to-negative carbon intensity hydrogen supply as close to fleet demand as possible in each geography where we operate.

In our view, we expect our relationships across the hydrogen fuel production and dispensing value chain, when paired with Hyzon’s vehicle fleet deployments, to create a significant opportunity for Hyzon to invest in fuel production and benefit from the expected leading cost structures described previously. Those investments are planned to be made by Hyzon’s subsidiary, HZCI, which plans to house Hyzon’s interests in the hydrogen fuel side of our business. These relationships will help to provide a simple solution to fleet operators who want a ‘one-stop’ provider across the vehicle, fuel and access to service in their fleet decarbonization journey.

Strategic Partnerships

Raven SR

On April 23, 2021, Hyzon announced its joint venture with Raven SR, a renewable fuels company, to work towards building up to 100 hydrogen hubs across the U.S. and globally, with the first two hubs to be built in California. In connection with this partnership, Hyzon agreed to acquire and subsequently did acquire a minority interest, and options to purchase additional common shares in Raven SR, investing $2.5 million in July 2021. As of December 31, 2023, the Company identified certain impairment indicators including Raven SR's financial condition, liquidity position, and access to capital resources. Accordingly, the Company performed an assessment which concluded the investment was impaired and the fair value was $0.8 million.

On December 21, 2022, HZCI, the Company's wholly-owned subsidiary, entered into an ECCA with Chevron and Raven SR, whereby HZCI and Chevron agreed to invest in Raven S1, a Delaware limited liability company and a joint venture among Raven SR, Chevron, and HZCI. Raven S1 will develop, construct, operate and manage a solid waste-to-hydrogen generation production facility located in Richmond, California. Under the Agreement, HZCI agreed to invest $10.0 million for an approximately 20% ownership in Raven S1. HZCI invested $8.5 million at closing and the remaining $1.5 million is scheduled to be paid upon when the construction of the facility is at least 50% complete and pre-commissioning activities have been initiated. The total $10.0 million investment represents an approximate 20% ownership in the LLC. As of December 31, 2023, HZCI has not invested the remaining $1.5 million. As a result of the impairment of the investment in Raven SR, the Company evaluated its investment in Raven S1 and concluded there were no events or changes in circumstances that had a significant adverse effect on the investment's fair value.

Chart Industries Inc.

On July 6, 2021, Hyzon and Chart Industries Inc. announced their agreement to develop and produce a liquid hydrogen-powered HD commercial vehicle. The vehicle is in development, and is currently targeted to have a range of at least 600 miles. In August 2023, Hyzon and Chart Industries announced the first successful trial by Performance Food Group of the prototype liquid hydrogen FCEV developed by the parties, a trial that covered over 540 miles on a 16-hour continuous run including over 100-degree Fahrenheit temperatures.

Hyliion Inc.

On February 24, 2023, the Company entered into a Technology Development Agreement (“TD Agreement”) with Hyliion Inc. for the purpose of working collaboratively to integrate a Hyzon fuel cell into a Hyliion powertrain on a Class 8 semi-truck. Subject to the terms and conditions of the TD Agreement, the parties grant one another a worldwide, irrevocable, nonexclusive, royalty-free, non-sublicensable license on their respective intellectual property solely for the limited purpose of developing the deliverable. The term of the TD Agreement is one year, with the option of extending the term by mutual agreement. Per the terms of the TD Agreement, the Company reimbursed Hyliion $1.0 million for research and development expenses incurred for the development of the truck.

Sales and Marketing

We have a regionally focused sales and marketing strategy that is centrally coordinated and delivered at the regional level, with business development teams in the U.S., Australia, and Europe. We expect to work with local partners in certain countries to develop agency and/or reseller arrangements. We plan to focus most of our efforts on direct sales to private sector and government heavy-vehicle fleet owners and operators, but we may also pursue indirect sales through commercial vehicle dealerships and other channels. Our primary methods for growing brand awareness are government engagement, digital media, traditional media, and industry events.

Our customer strategy is focused on large fleet customers (e.g., with greater than 500 trucks in their fleet), with a multi-step ramp up process. We plan to focus on starting commercial engagements with certain large fleet customers in North America and Europe in multi-year agreements beginning with 5-10 trucks initially, and scaling over time that we estimate could reach 75 or more vehicles during the term of such agreements. The goal is to allow customers to get increasing experience with our trucks, while also scaling hydrogen fueling infrastructure and service capability. With successful delivery of this customer ramp-up strategy, we hope to lock in a small number of large fleet customers per region that will scale with us over a 3-4 year period.

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

Hyzon’s field of use under the Horizon IP Agreement includes the manufacture, commercialization and other exploitation of mobility products throughout the world, as well as fuel cells designed for use in mobility products commercialized outside of identified countries in Asia, Africa, and South America. JS Horizon’s field of use under the Horizon IP Agreement includes the manufacture, commercialization, and other exploitation throughout the world of fuel cells not designed for use in mobility products, as well as fuel cells designed for use in mobility products commercialized within identified countries in Asia, Africa, and South America. Under the Horizon IP Agreement, the parties also acknowledge and confirm Hyzon’s sole ownership of the 20 pending U.S. provisional patent applications owned by Hyzon as of the date of the Horizon IP Agreement, and Hyzon grants JS Horizon a non-exclusive license under those patent applications (and any patents issuing therefrom), as well as improvements thereto, for use only within JS Horizon’s field of use. The IP Agreement was amended effective September 27, 2021 to join JS Powertrain as a party, as well as to amend the payment schedule for the $10.0 million fee that the Company paid to JS Horizon and JS Powertrain for the acquisition of the intellectual property rights the Company acquired thereunder. The Company paid the $10.0 million fee in prior years.

In October 2023, we announced that we and the Horizon signatories to the IP Agreement entered into a Second Amendment to the IP Agreement (the "Second Amendment"). The Second Amendment's provisions include Hyzon obtaining license rights to exploit fuel cell technology under the IP Agreement for stationary or non-mobility applications in North America. Hyzon, in turn, granted a license to the Horizon signatories to exploit fuel cell technology under the Agreement for specified mobility applications, including automobiles, aviation, and trains. The Second Amendment also provides that the parties will collaborate on the development of a 300kW fuel cell system. The Second Amendment includes a provision that sunsets the IP Agreement in September 2030.

As of the date hereon, the following table reflects the Company's current patent portfolio:

We pursue the registration of domain names, trademarks and service marks in the U.S., and as of the date hereof, have 3 trademarks issued by the U.S. Patent and Trademark Office.

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

Human Capital

As of December 31, 2023, the Company employed approximately 360 people in the U.S., Australia, China, and the Netherlands. We anticipate focused employee growth in the near-term as we prepare for series production of our hydrogen fuel cells and FCEVs. We have also contracted with various independent contractors and other service providers both in the U.S. and other countries where we operate to perform certain functions or services. The ability to recruit, retain, develop, protect, and competitively compensate our global workforce are critical to our success.

Health and Safety

Hyzon is committed to the safety, health, and well-being of its employees. The Company evaluates opportunities to raise safety and health standards, identify and manage environmental health and safety risks; evaluate compliance with regulatory requirements and our policy, and maintain a global security operation for the protection of facilities and people on our facilities. We seek to promote a culture of health and well-being by providing our employees with competitive health, vision, and dental benefits.

Development and Retention

Developing employees contributes to growing our business. We compete against other companies in the automotive, trucking, and renewable energy industries for human capital. To recruit and retain top talent, we seek to provide a working environment that values an individual’s contributions and assists our employees in building competencies through on-the-job, instructor-led, and online training. Each country where we operate has specific governmental requirements for various types of training. We also partner with outside vendors to provide training, certifications, programs, and learning opportunities for all employees, in addition to regular coaching and support from their managers during the annual goal setting and year end performance management process.

Diversity, Equity and Inclusion

A diverse, global workforce and inclusive culture that provides fair and equitable opportunities helps Hyzon remain competitive, advance its innovation culture, and serve its customers. We welcome the diversity of all team members and encourage the integration of their unique skills, thoughts, experiences, and identities. By fostering an inclusive culture, we enable our employees to leverage their unique talents and diverse experience to deliver high-performance standards to help us drive innovation and success.

Compensation and Benefits

We provide a flexible working environment wherever possible, which allows many of our employees to work where and when they can best achieve their goals. Flexibility supports attraction and retention of talent around the globe. Our total compensation for employees includes a variety of components that support sustainable employment and the ability to build a strong financial future, including competitive market-based pay and comprehensive benefits. In addition to earning a base salary, eligible employees are compensated for their contributions to the Company’s goals with both short-term bonus type incentives and long-term equity-based incentives. Eligible full-time employees in the U.S. are offered benefits with premiums paid by the Company for health, dental, and vision for employees and their dependents. Hyzon provides paid time off, sick days separate from paid time off, short-term and long-term disability, life insurance, and contributes 5% of U.S.-based employees' base salaries toward each employee's individual 401(k) account per year without requiring a match from the employee. Programs and benefits differ internationally for a variety of reasons, such as local legal requirements, market practices, and negotiations with work councils, trade unions, and other employee representative bodies. The Company is exploring making certain changes to its employee benefits programs in line with its efforts to reduce costs and preserve cash.

Government Regulations

The industry in which we operate is subject to extensive environmental regulations in numerous countries, and to regulations which have become increasingly complex and restrictive over time. These laws and regulations generally govern water use, air emissions, use of recycled materials, energy sources, the storage, handling, treatment, transportation and disposal of hazardous materials, protection of the environment, occupational safety, natural resources and endangered species, and the remediation of environmental contamination. We may be required to obtain and comply with the terms and conditions of multiple environmental permits, many of which are difficult and costly to obtain and could be subject to legal challenges.

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

California HVIP
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

•An enhanced incentive program offered through the CARB HVIP is the Innovative Small E-Fleet (ISEF) program for qualifying small fleets eligible for a voucher of up to $508,000.

•Grant and Subsidy Programs. Government entities at various levels from federal (including the Department of Energy), state (e.g., CARB) and local (e.g., North Texas Council of Governments), have grant programs designed to increase and accelerate the development and deployment of zero-emission vehicles and infrastructure technologies. Federal and state grant and subsidy programs are under evaluation for introduction and/or expansion, such as LCFS structures in Oregon and Washington. In addition, vehicle purchase incentives have been adopted or are under consideration in Oklahoma, Texas and Colorado. Another incentive opportunity is under the IIJA, which includes significant funding opportunities for hydrogen ecosystem enablement, including $8 billion for the establishment of at least four hydrogen hubs across the U.S..
•U.S. Department of Energy (DOE) Hydrogen Hub. In September 2022, the U.S. DOE opened a $7.0 billion funding opportunity to establish 6-10 clean hydrogen hubs across the country. The hydrogen hubs are intended to be a central driver by creating networks of hydrogen producers, consumers, and local connective infrastructure to accelerate the use of hydrogen as a clean energy carrier that can deliver or store energy. In October 2023, the DOE selected seven projects for negotiation. The H2Hubs are expected to collectively produce three million metric tons of hydrogen annually, reaching nearly a third of the 2030 U.S. production target and lowering emissions from hard-to-decarbonize industrial sectors9.
9 https://www.whitehouse.gov/briefing-room/statements-releases/2023/10/13/biden-harris-administration-announces-regional-clean-hydrogen-hubs-to-drive-clean-manufacturing-and-jobs/

•EPA Smartway. The EPA Smartway program provides grants and funding for the upfit of HD vehicles with components and technologies that reduce emissions. Drivers and fleet owners who repower vehicles with advanced technology powertrains or Compressed Natural Gas engines may be able to access funding to offset a portion of the cost.

•In February 2024, the California Energy Commission (CEC) approved a $1.9 billion investment plan that accelerates progress on the state’s electric vehicle charging and hydrogen refueling goals. These investments will help deploy infrastructure for light, medium, and heavy duty zero-emission vehicles across California, creating that the CEC claims will be the most extensive charging and hydrogen refueling network in the country. The plan provides for funding over the next four years, with at least 50 percent targeted to benefit priority populations.

Programs in the EU

•The EU currently maintains a key funding program for research and innovation with a total budget of €95.5 billion, which tackles climate change, helps to achieve the UN’s Sustainable Development Goals and boosts the EU’s competitiveness and growth. The EU also has a program for Environment and Climate Action, with a budget of €5.4 billion, and which aims, among other goals, to a climate-neutral economy through clean energy transition.

Programs in ANZ

•The Australian Government has introduced the Hydrogen 'Headstart' Program, a $2.0 billion AUD program to be implemented as a credit per kilogram on the price of production, as well as supporting development of shared industrial infrastructure & services, including offtake projects such as vehicles. The Australian Government also through its National Reconstruction Fund (NRF), has funding support available to businesses, a $3.0 billion AUD pool, who are investing in zero emission manufacturing in the road freight sector and are currently looking for eco-system packages/projects to consider.

•The New Zealand Government's Low Emission Transport Fundfocuses on activities in the transport sector that move people and goods on roads, off-roads, and in the marine and aviation sectors to reduce greenhouse gas emissions.

Vehicle Safety and Testing Regulation

We may purchase new vehicles from manufacturers, distributors, or dealers and alter or upfit them by installing hydrogen fuel cell powertrains prior to selling those vehicles to our customers for use in the U.S. In some cases, due to dealer and customer allotment with certain OEMs, or for state regulatory requirements (such as California's HVIP program which requires that an HVIP dealer retain title to a new OEM vehicle until it is transferred to the end customer), we do not purchase such new vehicle from the manufacturer, but rather we take possession of the new vehicle, which was purchased by the dealer, and we upfit the new vehicle and deliver it directly to the customer. For purposes of this section, our vehicle safety and testing obligations regarding the new vehicle, whether we purchase it and resell or we simply take possession and upfit it, remain the same. We may also purchase pre-owned vehicles and modify them by installing hydrogen fuel cell powertrains, and then sell those modified vehicles to our customers for use in the U.S. New vehicles that Hyzon alters or upfits for customers as new FCEVs are required to comply with applicable U.S. FMVSS and other federal laws and regulatory requirements administered by the DOT, the NHTSA, and the FMCSA. We must confirm that new vehicles that we alter meet or are exempt from all applicable FMVSS before we (or the dealer in cases where title is retained by the dealer) may import, offer for sale, or sell those vehicles in the U.S.

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

The vehicles that we alter or modify for customers, whether new or pre-owned, also meet applicable federal HD equipment standards (a subset of Federal Motor Carrier Safety Regulations) established or administered by FMCSA. We do not presently intend to operate as a motor carrier for hire on behalf of third parties.

We monitor DOT, NHTSA, and FMCSA rules, regulations, guidance, and publications for any new or revised FMVSS to ensure that vehicles we alter or modify for resale comply (or in the case of modification for resale, continue to comply) with applicable FMVSS and FMCSA.

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

The vehicles we expect to offer for sale in Europe are subject to UNECE regulations. Many of those regulations are different from the FMVSS applicable in the U.S. and may require redesign and/or retesting. Our vehicles in Europe currently undergo third-party testing and inspection as required by the regulations for individual vehicle acceptance. There are UNECE compliance requirements and United Nations Global Technical Regulations applicable to HD vehicles in Europe, which have not been developed for HD vehicles by NHTSA or FMCSA. Demonstration of compliance to the UNECE standards is required to achieve vehicle registration.

Hyzon Motors Australia Pty. Ltd. is a registered vehicle manufacturer in Australia. The vehicles we offer in New Zealand are subject to UNECE and ADR regulations. New Zealand accepts vehicles that meet European regulations.

Environmental Regulations

We currently are subject to extensive environmental national, state and local laws and regulations, including, among others, water use, and discharge, air emissions, use of chemicals and recycled materials, energy sources, storage, handling, treatment, transportation and disposal of hazardous materials and wastes, the protection of health, safety and the environment, natural resources, and the remediation of environmental contamination. Furthermore, joint ventures and other businesses we may invest in that focus on hydrogen production and distribution hubs and refueling centers are subject to similar environmental and public safety-related laws and regulations. We are required to obtain and comply with the terms and conditions of environmental permits, many of which have been and may continue to be difficult and expensive to obtain and must be renewed on a periodic basis. A failure to comply with these laws, regulations or permits could result in substantial civil and criminal fines, penalties, the suspension or loss of such permits, and orders to cease or limit non-compliant operations.

Air Emissions

Our operations and products are required to comply with regulations under the U.S. Federal Clean Air Act and analogous laws in other jurisdictions. OEMs of our vehicles are required to obtain a COC issued by the EPA; we are not. For vehicles that we may sell or upfit in California or in the ten other states that have adopted CARB emissions standards, we have obtained an executive order issued by the CARB that our vehicles meet CARB emission standards for HD vehicles. We will be required to obtain CARB orders for each model year of production, and failure to obtain them prior to entering our vehicles into commerce may result in substantial fines or penalties.

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

Available Information

Our internet address is www.hyzonfuelcell.com. Our website and the information contained therein or linked thereto are not part of this Annual Report. We make available free of charge through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish them to the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

Summary of Risk Factors

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed risk factors contained below.

•Our management has performed an analysis of our ability to continue as a going concern. Based on their assessment, our management has raised concerns about our ability to continue as a going concern.

•We have changed our product and market strategies, as well as the markets where we intend to operate. Specifically, in 2022, we exited the China truck market, ceased various R&D programs that we determined are no longer consistent with our core strategy, and installed new senior leadership, to serve as a shared service center focused on engineering and supply chain. In Europe, we significantly restructured the facilities and business structure to align with our third-party assembler strategy leading to significant reductions in SG&A and inventory. In Australia, the facility leases were modified to reflect short run prototype builds with using third-party assemblers for vehicle upfits. Our product strategy entails rationalizing the number of truck platforms we will offer in each market we will serve, and our FCEV production strategy entails engaging third-party assembly partners to build our FCEVs. We continue to execute these strategies, and we may not be successful in achieving our objectives. Moreover, our business model reflecting these new strategies is still being tested, and we may fail to monetize our strategic plans.

•We have had to withdraw and restate certain of our previously filed financial statements, and due to our inability to timely file certain of our financial statements, we have received Staff Determinations from the Listing Qualifications Staff of Nasdaq notifying us that, unless we appealed and obtained an extension of time to file such financial statements, trading of our common stock and warrants would be suspended from The Nasdaq Capital Market. While we were successful in regaining compliance with the Nasdaq's Listing Rules in June 2023, should we fail to maintain filing compliance, our common stock may be delisted.

•On January 23, 2024, we received a notice from Nasdaq that we are not in compliance with Nasdaq Listing Rule 5550 (a)(2) because the closing price of our common stock closed below $1.00 for 30 consecutive business days. If we do not regain compliance with the minimum bid rule by July, we can seek an extension to regain compliance, and if we fail to obtain such extension or obtain it but fail to regain compliance, our common stock may be delisted.

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

•We recently settled litigation instituted by the SEC in a structured settlement requiring us to pay $25.0 million. We face risks and uncertainties related to litigation, regulatory actions, government investigations and inquiries.

•Horizon and Hymas, together with our former Executive Chairman, George Gu, jointly filed a third amendment to the SEC Form 13D on December 22, 2023 and subsequently filed a correcting fourth amendment on January 8, 2024, announcing that on December 20, 2023, Hymas and Horizon consummated a certain restructuring involving in part the distribution by them of approximately 52.8 million shares of Hyzon common stock to certain Horizon security holders. As a result, Horizon and Hymas ceased, individually and collectively, to beneficially own more than 50% of Hyzon's common stock, thereby no longer owning a majority controlling interest in Hyzon. Nevertheless, our former controlling shareholders, as well as executive officers, directors, and their affiliates, may be able to exercise a significant level of influence over matters requiring the Company's stockholders' approval, and the interests of our former majority shareholders, our executive officers, directors, and their affiliates, may conflict with the interests of the Company and our other shareholders.

•We have had a number of changes to our executive officers and Board. These and other changes in our Board and executive leadership team, while intended to guide the Company to success, may have a disruptive impact on our people and operations, and may therefore negatively impact our business.

•We remain dependent on former majority shareholder, Horizon, and its subsidiaries, for technology cooperation and development, the supply of parts and components and fuel cell systems under the Horizon Supply Agreement and the Horizon IP Agreement.

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

•We have a limited number of current customers, and there is no assurance as to whether our sales pipeline will result in sales and revenues, or that we will be able to convert FCEV trial agreements, non-binding letters of intent, or memoranda of understanding into orders or sales, including because of the current or prospective financial resources of the counterparties to our FCEV trial agreements, non-binding memoranda of understanding, and letters of intent, the liability accounting for our warrants or customer contractual demands. There is no assurance that we will be able to identify additional potential customers and convert them to paying customers.

•We also face and will continue to face significant and increasing competition in all aspects of our business and operations, and many of our current and future competitors have or will have significantly more resources than us, and may outcompete us technologically and commercially.

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

•We have limited geographic presence, organization, and experience to service our FCEVs. If we are unable to address the service requirements of our customers, our business will be materially and adversely affected. Additionally, insufficient warranty reserves to cover future warranty claims could materially adversely affect our business, prospects, financial condition, and operating results.

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

•Our FCEVs may be deemed ineligible for tax credits and subsidies, such as the qualified commercial clean vehicle credit available in the United States enacted under the Inflation Reduction Act and codified in IRC Section 45W, thereby making our FCEVs less competitive with vehicles that qualify for such tax credits and subsidies.

Risks Related to Our Business and Industry

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

The estimated costs and timelines that we have developed in planning for full scale commercial production of our vehicles are subject to the risks and uncertainties inherent in transitioning from a start-up company focused on proof-of-concept activities to the design and large-scale integration, assembly, and manufacture of hydrogen-powered commercial vehicles, large-scale integration and manufacture of hydrogen fuel cell systems, and hydrogen production, distribution and refueling. We have not accurately estimated these costs and timelines in the past. During the fiscal year ended December 31, 2023, we did not secure contractual relationships with all component suppliers from which we source parts, components and sub-assemblies to produce our products. Additionally, we may not be able to accurately estimate the demand for the hydrogen fuel produced by our hydrogen production plant investments or the ability of our partners to build and operate those facilities at the cost, schedule and operating performance anticipated, as evidenced by the delays in permitting, licensing and construction related to Raven S1, our first hydrogen hub investment. These risks could result in a loss of revenue and/or an inability to provide fuel to our fleet customers, leading to a delay in customer vehicle deployments or order cancellations, and/or increased costs and reduced margins. If we fail to accurately predict supply and demand for our products and other integration, assembly and manufacturing requirements, or if we fail to timely invest in people, processes and capital equipment to meet demand, we could incur additional costs or experience delays. In addition, there can be no assurance that our estimates of the costs and timing necessary to complete design and engineering of our production facilities will prove accurate. The likelihood of our success must be considered in light of these risks, expenses, complications, delays and the competitive environment in which we operate. Therefore, there can be no assurances that our business plan will prove successful. We have changed our product and market strategies, as well as the markets where we intend to operate. Specifically, we exited the China truck market, ceased various R&D programs that we have determined are no longer consistent with our core strategy, and installed new senior leadership.

We will continue to encounter risks and difficulties frequently experienced by many early-stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with pursuing our growth plans. We expect to continue sustaining substantial operating expenses without generating sufficient revenues to cover expenditures. Any investment in us is therefore highly speculative and could result in the loss of your entire investment.

We need to raise additional funds, and these funds may not be available on terms favorable to us or our stockholders or at all when needed.

Our business plan to manufacture, integrate, assemble, sell, and service hydrogen-powered commercial vehicles and hydrogen fuel cell systems requires significant working capital and, as a result, we are currently working to raise additional capital. We must raise additional funds through the issuance of equity, equity related or debt securities, strategic partnerships, licensing arrangements, and/or through obtaining credit from government or financial institutions. We may raise funds through the sale of additional equity securities which could dilute our stockholders. We may also raise funds through the issuance of debt securities or through loan arrangements, the terms of which may require substantial interest payments, contain covenants that restrict our business, and impose unfavorable terms and conditions. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, improve infrastructure, and commercialize our vehicles.

If we are unsuccessful in raising additional funds when we need them, our financial condition, business, prospects, and results of operations could be materially adversely affected, and we may not be able to continue our operations as a going concern. Failure to secure adequate funding in time or at all could force us to discontinue certain operations, sell off assets, and institute layoffs, thereby materially negatively affecting our business.

We have a limited operating history as a standalone company thereby making it difficult to evaluate our future business prospects and increasing the risk of your investment.

We face significant risks and difficulties as an early-stage company. We have a limited operating history, which increases the risk to your investment. We have not yet demonstrated our ability to successfully scale the commercialization and assembly of our vehicles. To maintain and grow our business, we must gain credibility and confidence among customers, suppliers, analysts, investors, ratings agencies and other parties in our long-term financial viability and business prospects. Gaining and maintaining such credibility and confidence may be challenging due to our limited operating history relative to established competitors; customer unfamiliarity with our products and technology; any delays we may experience in scaling manufacturing, delivery and service operations to meet demand; competition and uncertainty regarding the future of FCEVs; and other factors including those over which we have no control. As we move from assembling limited vehicles deployed for technology validation and vehicle trials to assembly for operational fleet validation and, ultimately, to volume assembly and sales for full fleet conversions, it is difficult, if not impossible, to forecast our future results. We have limited insight into trends that may emerge and affect our business.

Furthermore, it is difficult to predict accurately our future revenues or budget for our expenses, and we have not been successful doing so in the past. In the event that actual results differ from our estimates, or that we adjust our estimates in future periods, our operating results and financial position could be materially affected. The projected results depend on the successful implementation of our management’s growth strategies and are based on assumptions and events over which we have only partial or no control. The assumptions underlying such projected information require the exercise of judgment, and the projections are subject to uncertainty based on economic, business, competitive, regulatory, legislative, political and other changes.

Increases in costs, disruption of supply or shortage of raw materials, could harm our business.

Disruptions in the supply chain have impacted our ability to adequately source raw materials or components, including hydrogen for our use in fuel cell manufacturing and testing, battery packs, semiconductors, and integrated circuits, as well as cabs and chassis from HD vehicle OEMs. Certain production-ready components may not arrive at our facilities in time to meet production planning, which could cause delays in validation and testing for these components, as well as the final assembly of certain of our vehicle orders. While we plan to start production of our fuel cells and stacks in the second half of 2024, we remain solely dependent on Horizon to supply us with sourcing hydrogen fuel cells and stacks, which also could be negatively impacted by supply chain challenges in procuring raw materials and components to manufacture fuel cells for us. Any such supply interruption could materially negatively impact our business, prospects, financial condition, and operating results. Additionally, we source many critical components referenced above from countries around the world which may become subject to geopolitical impacts, trade and tariff policy changes, and other supply disruptions outside of our direct control.

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

We have un-remediated material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements, affect our ability to record, process, and report financial information accurately, impair our ability to timely prepare financial statements, negatively affect our relationships with suppliers and customers, negatively affect investor confidence, cause reputational harm, and have other adverse consequences. Additionally, failure to timely remediate and maintain adequate internal control over financial reporting could (a) result in additional material weaknesses that could lead to errors in our financial reporting, (b) require restatements of previously issued financial statements, and (c) lead to elevated costs associated with remediation, restatements, and litigation.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

We have concluded that the following material weaknesses in internal control over financial reporting existed as of December 31, 2023: (i) the Company did not demonstrate a commitment to attract, develop, and retain competent individuals in alignment with objectives and accordingly did not have sufficient qualified resources; (ii) the Company did not have an effective risk assessment process that successfully identified and assessed risks of material misstatement to ensure controls were designed and implemented to respond to those risks; (iii) the Company did not have an effective internal information and communication process to ensure that relevant and reliable information was communicated on a timely basis across the organization, to enable financial personnel to effectively carry out their financial reporting and internal control roles and responsibilities; and (iv) the Company did not sufficiently establish structures, reporting lines and appropriate authorities and responsibilities in the pursuit of objectives.

The measures we have taken, continue to take, and plan to take to remediate the identified material weaknesses are described in Part II, Item 9A “Controls and Procedures”. We will not be able to fully remediate these material weaknesses until these steps have been completed and our controls have been operating effectively for a sufficient period of time. If we are unable to successfully remediate these material weaknesses, or we are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, or if in the future, we identify further material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated, we may be delayed in filing required periodic reports, and our ability to record, process, and report financial information accurately, and to prepare financial statements within required time periods, would be expected to be adversely affected. Litigation, government investigations, or regulatory enforcement actions arising out of such failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition, and operating results. The material weaknesses, remediation efforts, and any related litigation or regulatory inquiries will require management attention and resources, and could result in unanticipated cost which could negatively affect our relationships with suppliers and customers, and may also negatively affect investor confidence in the Company’s financial statements, cause it reputational harm, and raise other risks to its operations. In addition, the costs and other effects of defending litigation or addressing regulatory enforcement actions against us may be difficult to determine and could adversely affect our financial condition and operating results.

We are subject to inventory management risks. Insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may negatively impact our gross margin.

We balance the need to maintain inventory levels that are sufficient to ensure competitive lead times and mitigate potential supply chain constraints against the risk of inventory obsolescence due to changing customer or consumer requirements and fluctuating commodity prices. To manage our inventories, we must estimate our sales and the demand from our customers and purchase products that substantially correspond to consumer demand. If we overestimate demand and purchase too much of a particular product, we face a risk that the price of that product will fall, leaving us with inventory that we cannot sell at normal profit margins.

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

We are subject to the risk of inventory obsolescence and excess, which could lead to inventory impairment charges. For example, a total of $13.0 million in inventory write-downs was recognized in Cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023.

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

To date, we have engaged in limited marketing activities and currently have limited customer contracts. Non-binding memoranda of understanding and letters of intent that we've signed with potential customers do not represent assured sales and may not result in binding orders or sales. Some agreements with our customers were renegotiated or terminated because we determined that we could not fulfill our obligations.

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

Even if we were able to obtain orders, customers may limit their volume of purchases initially as they assess our commercial vehicles and hydrogen fuel cell systems, their ability to source hydrogen fuel to operate our vehicles, and whether to make a broader transition to hydrogen-powered electric vehicle solutions. This may be a long process, which will depend on the safety, reliability, efficiency, and quality of our products, as well as the support and service that we offer. It will also depend on factors outside of our control, such as general market conditions, government incentives and mandates for zero-emission vehicles, and broader trends in transportation, including fleet management, and availability and pricing of hydrogen, that could impact customer buying decisions. As a result, there is significant uncertainty regarding demand for our products and the pace and levels of growth that we will be able to achieve.

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

Certain customer and vendor contracts signed by our Australian, China, and European subsidiaries contain disadvantageous economic terms and conditions, as well as punitive liquidated and consequential damages provisions.

Certain customer and vendor contracts that our Australian, Chinese, and European subsidiaries signed contained burdensome and costly duties and obligations, as well as highly punitive consequential and liquidated damages provisions should those subsidiaries breach those agreements. During 2022 and 2023, we determined that certain of those contracts could not be performed or fulfilled in whole or in part, thereby subjecting our subsidiaries to claims by customers and vendors for damages. While we have successfully negotiated with certain of those customers and vendors to cancel or renegotiate those agreements or waive the contractually-provided damages provisions, we have not succeeded in renegotiating all such contracts and we cannot predict or estimate the possible loss or range of possible loss, if any. Should our customers or vendors decide to file claims against our subsidiaries seeking liquidated or consequential damages, both our reputation and results from operations could be materially negatively impacted.

Our sales efforts involve considerable time and expense, and our sales cycle is often long and unpredictable.

Our results of operations may fluctuate, in part, because of the intensive nature of our sales efforts and the length and unpredictability of our sales cycle. As part of our sales efforts, we invest considerable time and expense learning and evaluating potential customers’ specific needs and necessary resources, such as access to hydrogen supply, available subsidies and incentives, and educating potential customers about the technical capabilities of our hydrogen-powered commercial vehicles and hydrogen fuel cell systems. In addition, we have limited direct sales and business development personnel, and our sales efforts have historically depended on the significant involvement of our senior management team. Our sales cycle has been long and varies substantially from customer to customer. Our sales cycle often lasts nine months or more, but can extend for longer periods for some customers. Some of our sales efforts have not resulted in orders and may in the future not result in orders. There can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, our business, financial condition, and results of operations could be adversely affected.

Regarding our focus on hydrogen production, distribution and refueling business, the sales cycle for these opportunities is unproven and, in our view, will be very long.

The unavailability, reduction or elimination of government and economic incentives or tax credits could have a material adverse effect on our business, prospects, financial condition, and operating results.

Sales of our FCEVs are highly dependent on the availability of government subsidies, incentives, and tax credits, and some customer contracts are expressly contingent on our customers receiving subsidies or tax credits to offset the cost of our FCEVs. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies, or the incentives due to the perceived success of zero-emissions vehicles or other reasons, may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally or our FCEV vehicles specifically. In the U.S., our FCEVs may be deemed ineligible for tax credits such as the qualified commercial clean vehicle credit available enacted under the Inflation Reduction Act and codified in IRC Section 45W, thereby making our FCEVs less competitive with vehicles that qualify for such tax credits and subsidies. These scenarios could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition, and operating results.

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

Our MEA and PEM fuel cell production facility in Bolingbrook, Illinois is scheduled to commence production operations in the second half of 2024. We are currently at small volume vehicle assembly and have yet to commence series production. We have also not established relationships with third-party vehicle assemblers in Europe or Australia. There is no assurance that we will be able to complete our facilities and bring them to full production, enter into contractual relationships with third-party vehicle assemblers, or that we will be able to either manufacture our hydrogen fuel cell systems, components, or assemble our hydrogen-powered commercial vehicles at costs, volumes, and specifications acceptable to us. Our facilities may also require permits for construction or operation, and we may not be able to obtain these permits on conditions acceptable to us. We currently rely on Horizon as our sole supplier of hydrogen fuel cell systems, and plan to do so until our Bolingbrook manufacturing facility is operational. We also rely on third parties to produce glider kits, chassis, and other commercial vehicle components, and, in the U.S., for the assembly of our hydrogen-powered commercial vehicles. To date, we have not secured supply agreements with all suppliers from which we must procure chassis, subassemblies and components to assemble our vehicles. For those suppliers from which we do purchase chassis, subassemblies, and components, the worldwide supply chain crisis has had a material negative impact on our ability to procure these necessary in time - particularly in Europe, Australia, and the U.S. - to meet our product forecasts and product delivery obligations.

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

The market for hydrogen-powered commercial vehicles is relatively new and untested and is expected to experience rapidly changing technologies, intense price competition among numerous competitors, evolving government regulation and industry standards, government subsidies, and uncertain customer demands and behaviors. Hydrogen-powered vehicles may also face competition from other alternatives to fossil fuels, including electric vehicles, RNG, biodiesel, and others. Factors that may influence the adoption of our hydrogen-powered commercial vehicles include:

•the premium in the anticipated initial purchase prices of our commercial vehicles over those of comparable diesel powered vehicles, both including and excluding the effect of possible government and other subsidies and incentives designed to promote the purchase of vehicles powered by clean energy;

•the TCO of the vehicle over its expected life, which includes the initial purchase price and ongoing operating costs, including hydrogen supply, price, and maintenance costs;

•Buyback options and rights of our customers to return our vehicles;

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

Decisions to purchase our hydrogen-powered electric commercial vehicles and hydrogen fuel cell systems will likely depend on the performance of the industries in which our target customers operate, and a decrease in demand for production or services from those industries will impact demand for our products. Demand in these industries is impacted by numerous factors, including government subsidies and incentives, corporate ESG policies and goals, global supply chain challenges, commodity prices, infrastructure spending, interest rates, consumer spending, fuel costs, energy demands, municipal spending, and commercial construction, among others. Increases or decreases in these variables may significantly impact the demand for our products. If we are unable to accurately predict demand, we may be unable to meet our customers’ needs, resulting in the loss of potential sales, or we may produce excess products, resulting in increased inventories and overcapacity in our contracted production facilities, increasing our unit production cost and decreasing our working capital and operating margins.

If there is an inadequate supply of hydrogen or we fail to secure hydrogen supply at competitive prices or with a competitive emissions profile, our business will be materially and adversely affected. Additionally, we are reliant upon our hydrogen production and dispensing partners to build and operate production facilities, including our potential ability to make direct investments in those production plants. If our partners cannot deliver hydrogen at the cost, schedule, and operating performance anticipated, our business will be materially and adversely impacted.

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

Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. While our mission is to accelerate the world’s transition to sustainable energy, if our ESG practices do not meet investor or other industry stakeholder expectations, which continue to evolve, we may incur additional costs and our brand, ability to attract and retain qualified employees and business may be harmed.

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

Our success depends on the continuing services of key employees. We believe the depth and quality of the experience of our management team in the hydrogen fuel cell and commercial vehicle industries is a key to our ability to be successful. The loss of any of these individuals could have a material adverse effect on our business, prospects, financial condition and operating results. Additionally, the success of our operations will largely depend upon our ability to successfully attract and retain competent and qualified key management personnel in the countries where we operate. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for us. Our employees may leave or refuse our offers of employment due to various factors, such as our ability or willingness to offer competitive compensation and benefits, our financial and operating performance, a very competitive labor market for talented individuals with automotive experience, or any negative publicity related to us. There is strong competition for talent we require for our business, including specialized knowledge of hydrogen fuel cells and associated technology, commercial electric vehicles, hydrogen production and distribution, engineering, battery technology, and software development. We also compete with both mature and prosperous companies that have far greater financial resources than we do and start-ups and emerging companies that promise short-term growth opportunities. These and other challenges will be exacerbated for us as we attempt to transition from limited production of units deployed for technology validation to production for operational fleet validation to, ultimately, volume production and sales to support full fleet conversions under unforeseeable business conditions. In the event that our employees seek to join a labor union, higher employee costs and increased risk of work stoppages or strikes could result. We may also directly or indirectly depend upon other companies with unionized workforces, including suppliers, and work stoppages or strikes with respect to those companies could have a material adverse impact on our business, financial condition, or results. Our inability to attract and retain key personnel in a timely and cost-effective manner could have a material adverse effect on our business, prospects, financial condition and operating results. Furthermore, certain employees of Hyzon Europe left to join our former joint venture partner's executives. The departure of these former joint venture partner's executives and employees may have a negative impact on our business and operations.

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

We face intense competition as we aim to replace existing commercial transportation solutions with our hydrogen-powered FCEVs and hydrogen fuel cell systems. We expect to face increasing competition both from current transportation options and improvements to current transport options as well as from new alternative energy solutions, including BEVs. Each of our target markets is currently serviced by existing manufacturers with existing customers and suppliers. These manufacturers generally use proven and widely accepted technologies such as ICE. Competitors are working on developing technologies in each of our targeted markets. Many of our current and potential future competitors have or will have greater financial, technical, manufacturing, marketing and other resources than we do. They may be able to deploy greater resources and more quickly, to design, develop, manufacture, distribute, promote, sell, market and support their alternative transport programs. Additionally, our competitors may also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other resources than we do. These competitors also compete with us in recruiting and retaining qualified R&D, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. If we do not compete effectively, our competitive positioning and operating results will be harmed. We expect competition in our industry to intensify from our existing and future competitors in the future in light of increased demand and regulatory push for vehicles powered by renewable energy sources.

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

We currently rely and expect to rely until completion of our hydrogen fuel cell manufacturing facilities solely on Horizon as a single source supplier of our hydrogen fuel cell systems. Even if we complete our manufacturing facilities, we expect to continue to rely on Horizon for supply of hydrogen fuel cell systems used in our FCEVs, as well as technical and operational support. Horizon may not be able or willing to meet our product specifications and performance characteristics or our desired specifications, quality, and performance and pricing, which could negatively impact our ability to achieve our requirements. We may be unable to obtain hydrogen fuel cell systems from Horizon or alternative suppliers at prices, volumes, and specifications acceptable to us, which could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, our pricing arrangements with Horizon may be subject to challenge by tax authorities in the U.S., Singapore, China, the Netherlands, Australia, or elsewhere, and if our transfer pricing is challenged, we may be subject to fines, liability, potential double taxation or other sanctions by government bodies and our business could be adversely affected. While we believe that we will ultimately produce fuel cell systems to meet our needs, and will establish alternate supply relationships and can obtain or engineer replacement components for such single source inputs, we may be unable to do so in the short term (or at all) at prices or quality levels that are favorable to us, thereby requiring us to remain dependent on Horizon, which could have a material adverse effect on our business, prospects, financial condition and operating results.

We depend on third parties for the supply of components and the assembly of our hydrogen-powered commercial vehicles.

We depend on third-party suppliers to provide components for our FCEVs. We also depend on third-party assemblers to assemble our vehicles. To the extent that there are limitations on the availability of such components, either due to the unwillingness or inability of suppliers to produce and supply them to us or our assembly partners, or a change in governmental regulations or policies, we would need to develop capabilities in manufacturing such components or seek alternative suppliers, which may either not exist or if they do exist may be unwilling or unable to supply us. Either case could have a negative impact on our ability to sell our hydrogen-powered commercial vehicles at the prices, or achieve the margins, or in the timeframes that we anticipate.

Additionally, we depend on other partners to assemble vehicle components and our hydrogen fuel cell systems into our commercial vehicles in North America and we plan to do so in Europe and Australia. Using a third party for the integration, installation, and assembly of our commercial vehicles is subject to risks with respect to operations that are outside our control. We could experience delays if our partners do not meet agreed upon timelines or experience capacity constraints that make it impossible for us to fulfill purchase orders on time or at all. Our ability to build a premium brand could also be adversely affected by customer perceptions about the quality of our partners’ products. In addition, although we will oversee each step of the supply chain, including vehicle alteration, installation, and assembly, and testing because we have no management control over, and therefore rely on, our partners to meet our quality standards, there can be no assurance that the final product will meet expected quality standards.

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

As a key component of our business model, we intend to invest in hydrogen production, distribution, and refueling centers. Because of the limited availability of hydrogen and hydrogen refueling infrastructure today, our customers may demand that we supply or cause to be supplied hydrogen to enable them to operate our FCEVs. We may include the cost of hydrogen in the purchase price of our trucks.

The availability of clean hydrogen at a cost competitive with diesel fuel and with supporting hydrogen distribution and refueling infrastructure available in proximity to Hyzon customer fleets is vital to adoption of Hyzon FCEVs and the success of our business. There are many risks to our and other market participants’ ability to bring this required infrastructure and hydrogen supply online at the cost, timing, and availability required to support Hyzon’s fleet deployments. These risks include, but are not limited to, the possibility that Hyzon’s hydrogen production partners are unable to produce hydrogen at the quantity, quality, carbon intensity, and/or cost required, or that those production plants are delayed or not built at all, which could be caused by a number of factors, including partner liquidity, construction market and execution risk, and quality of construction or installation. Some of Hyzon's hydrogen production partners have experienced or are experiencing delays in obtaining necessary permitting and licensure, and starting or completing construction. The availability and cost of hydrogen production feedstock, such as solid waste, biomass, and natural gas or RNG, are also risks to sustainable hydrogen production for Hyzon fleets. Additionally, Hyzon’s ability to fund projects to establish the cost structure required for fleet TCO to drive FCEV purchases presents a risk that would be increased if other capital demands or cost increases to Hyzon absorb the capital allocated for hydrogen production investments. Finally, if an applicable LCFS or other subsidy upon which the hydrogen production economics are dependent in the near-term are reduced, modified or eliminated, or Hyzon and its partners are unable to secure such subsidies, the hydrogen cost to fleets may not support conversion at the TCO realized.

Our investment in Raven S1 has not been impaired and may experience impairments up to and including a complete impairment of our investment.

In July 2021 we invested in Raven SR, a renewable fuels company, to work towards building up to 100 hydrogen hubs across the U.S. and globally. On December 21, 2022, HZCI, the Company's wholly-owned subsidiary, entered into an ECCA with Chevron and Raven SR, whereby HZCI and Chevron agreed to invest in Raven S1, a wholly-owned subsidiary of Raven SR and a Delaware limited liability company. Raven S1 will develop, construct, operate and manage a solid waste-to-hydrogen generation production facility located in Richmond, California. The Company invested $8.5 million at closing, and the remaining $1.5 million is scheduled to be paid when construction of the facility is at least 50% complete and pre-commissioning activities have been initiated. The total $10.0 million investment represents approximately 20% ownership in Raven S1.

Our $2.5 million investment in Raven SR does not have a readily determinable fair value, and is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. The impairment analysis requires the Company to evaluate on an ongoing basis whether an investment has been impaired based on qualitative factors. The Company impaired Raven SR in the fourth quarter of 2023, due to Raven SR's financial condition, liquidity position, and access to capital resources. Should Raven SR’s financial condition, liquidity, and access to capital experience additional challenges, we may be required to report further impairment charges, including a complete impairment of our investment.

Regarding the Company's $8.5 million investment in Raven S1, the Company has determined that impairment related to investment in Raven SR does not have a significant adverse effect on the fair value of the Raven S1 while Raven S1 undergoes funding discussions with various potential investors. Should the Raven S1 project require additional development cost, experience further delays, or be unable to secure additional investment, the Company may determine that the investment is impaired and that the impairment has become other-than-temporary, and record an impairment up to a complete impairment of the balance.

There is no assurance that these and other investments we may make in hydrogen production or distribution businesses will be successful or that they will generate positive results in our financial statements. Should we impair or write off our investments, our results from operations may be negatively affected.

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

The current U.S. presidential administration and U.S. Congress have made various changes to policies from past U.S. presidential administrations, and future changes could occur. While certain of these policies, including the passage in the United States Inflation Reduction Act of 2022, which provides for various tax and other incentives to help foster various clean energy initiatives, including hydrogen production, storage, and FCEVs, any policy change could have a material effect on global economic conditions and the stability of global financial markets, and could significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. These uncertainties include: (i) economic sanctions and embargoes that could lead to major disruptions in markets for energy, goods and services; (ii) an increase in the inflation rate, making the prices of components and materials we purchase more expensive; (iii) the possibility of altering the existing tariffs or penalties on products manufactured outside the U.S., including the U.S. government’s 25% tariff on a range of products from China; (iv) the effects stemming from the removal of such previously imposed tariffs; (v) subsequent tariffs imposed by the U.S. on any other U.S. trading partner such as China and Russia; and (vi) potential tariffs imposed by trading partners on U.S. goods. Any of the foregoing actions could increase our costs, which could have a material negative impact on our business.

We cannot predict whether, and to what extent, there may be changes to international trade agreements or whether quotas, duties, tariffs, exchange controls or other restrictions on our products will be changed or imposed. The current military conflicts between Russia and Ukraine and in Israel, and possible threats of a conflict between China and Taiwan, as well as related sanctions, export controls or other actions that may be initiated by private companies, and institutions, could adversely affect our business and/or our supply chain or our business partners or customers in other countries. Although we currently maintain alternative sources for raw materials, if we are unable to source our products from the countries where we wish to purchase them, either because of the occurrence or threat of wars or other conflicts, regulatory changes or for any other reason, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition and results of operations. Disruptions in the supply of raw materials and components could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices to obtain these raw materials or components from other sources, which could have a material adverse effect on our business and our results of operations.

We depend upon our relationship with Horizon and Horizon’s subsidiaries, including in respect of the Horizon Supply Agreement and the IP Agreement.

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

Certain of our patented IP is jointly owned with JS with JS Horizon and JS Powertrain pursuant to the IP Agreement. Protecting or enforcing our rights in this IP may be difficult if JS Horizon or JS Powertrain refuses to join in our enforcement actions. Further, the nature and scope of our IP rights may restrict us from expanding our business with additional product lines and commercialization opportunities. Additionally, our relationship with Horizon or Hymas may be interrupted or deteriorate, and Horizon or its subsidiaries may delay performance of or breach their contractual obligations to us, which could materially adversely affect our business, prospects, financial condition and operating results.

Additionally, although we have endeavored to enter into agreements with Horizon and its affiliates on market terms, our agreements with Horizon and its affiliates may not reflect terms that would have resulted from arm’s-length negotiations with unaffiliated third parties. If such arrangements are considered unenforceable or otherwise impermissible, we may be subject to fines, liability, tax penalties or sanctions by courts or other government bodies. Please see the section Item 1 entitled “Business – Intellectual Property” for additional information concerning our agreements with Horizon and its affiliates.

Under the IP Agreement, JS Horizon and JS Powertrain assigned to Hyzon a joint ownership interest in certain intellectual property rights owned by JS Horizon and JS Powertrain relating to fuel cell technologies and mobility products, and each of Hyzon and JS Horizon granted to the other exclusive rights to use such jointly owned intellectual property rights within such other party’s field of use, as well as certain rights in improvements made in the future with respect thereto. Our field of use under the Horizon IP Agreement includes the manufacture, commercialization and other exploitation of mobility products throughout the world, as well as fuel cells designed for use in mobility products commercialized outside of identified countries in Asia, Africa, and South America. JS Horizon and JS Powertrain’s fields of use under the IP Agreement includes the manufacture, commercialization and other exploitation throughout the world of fuel cells not designed for use in mobility products, as well as fuel cells designed for use in mobility products commercialized within identified countries in Asia, Africa, and South America. However, any of the above could materially adversely affect our business, prospects, financial condition and operating results.

We have not yet conducted the levels of durability and other key product testing necessary to determine the expected lives of our fuel cells, fuel cell systems and FCEVs.

We have conducted limited operations since our formation in 2020, and we have only assembled a limited number of prototype or early production FCEVs incorporating our fuel cell stacks and systems. We have not commenced production of our 200kW fuel cells. Accordingly, we have not been able to conduct the levels of durability testing necessary for us to evaluate the expected lives and long term performance of our FCEVs, fuel cell stacks, fuel cell systems, and their subsystems and components. The lack of such testing could result in our products not being competitive in the marketplace, or could pose a risk that we do not detect design or production-related defects, and any such defects could adversely affect our reputation, result in delivery delays, product recalls, product liability claims, and significant warranty and other expenses, and subject us to claims or litigation, thereby negatively impacting our business, financial condition, and operating results. There can be no assurance as to the operational life of these products and components or that we will be able to detect and fix such design or production-related defects prior to their sale.

Our former majority shareholder, and current and former executive officers and directors and their affiliates, are able to exercise a significant level of control over all matters requiring stockholder approval, and the interests of our majority shareholder, executive officers and directors and their affiliates may conflict with the interests of the Company and our other shareholders.

As of December 31, 2023, Hymas, a 75.83% indirectly owned subsidiary of Horizon beneficially own, directly or indirectly, 99,077,548 million shares, approximately 40.4% of our outstanding common stock. On February 8, 2024, Horizon and Hymas, together with former Executive Chairman, George Gu, jointly filed a sixth amendment Schedule 13D reporting that such persons may be deemed to beneficially own 92,647,986 approximately 37.8% of our total outstanding shares of common stock as of December 31, 2023. In addition, as of March 1, 2024, our directors and executive officers as a group beneficially own approximately 1.4% of our outstanding common stock.

As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our second amended and restated certificate of incorporation, or our Certificate of Incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders. In addition, our former controlling shareholders (Hymas and Horizon), as well as executive officers, directors, and their affiliates, may be able to exercise a significant level of influence over matters requiring the Company's stockholders' approval, and the interests of our former majority shareholders, our executive officers, directors, and their affiliates, may conflict with the interests of the Company and our other shareholders.

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

Certain of our directors, employees, contractors and consultants are affiliated with Horizon. In particular, George Gu, our former Chairman of our Board who also previously served as our Executive Chairman, serves as the Chairman of the Board of Horizon. In addition, certain directors, employees, contractors, and consultants could or will hold stock in both Hyzon and Horizon, and its affiliates. As a result, our directors, officers, and employees could have conflicts of interest, including but not limited to in respect of our contractual relationships with Horizon, and decisions of whether to present business opportunities to us or to Horizon. These conflicts may not be resolved in our favor, which may result in the terms of our contractual relationships with Horizon or its subsidiaries being not as advantageous to us as they would be absent any conflicts of interest, management spending less time on our business than they would absent any conflicts of interest, or potential business opportunities being presented to Horizon instead of us. We have adopted our Related Party Transactions and Code of Business Conduct Ethics policies which apply to certain related person transactions and can be found on the investor relations page of our website at www.hyzonfuelcell.com. These policies are subject to the review by our Board and Audit Committee.

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

To date, our sales of FCEVs have been made directly to our customers or through dealers. Our FCEV sales plan in the U.S. includes both direct sales to end customers, as well as sales through dealers. We may also generate revenue from upfit services.

In the U.S., most states require a license to sell motor vehicles (including commercial vehicles like ours) within the state. Some states prohibit manufacturers from selling motor vehicles directly to customers. In other states, manufacturers must operate a physical dealership within the state to deliver vehicles to customers. Individual state law may dictate our available sales path to market. We may not be able to sell directly to customers in every state. We may also be unsuccessful in attracting dealers to carry our brand, which could pose not only sales risk but also limit our ability to service and support our customers.

We are currently not registered as a dealer in any state. In states where we may seek to sell vehicles directly to customers, there is uncertainty as to whether we will be able to sell and deliver vehicles directly to customers, as well as service those vehicles. In some states, we would not be a classified as vehicle "manufacturer", but instead are classified by state regulators as a vehicle "converter" where we are not required to obtain a manufacturer's license. For customers residing in states where we will not be allowed to sell or deliver vehicles, we may have to arrange alternate methods of delivery of vehicles. These methods may include delivering vehicles to adjacent or nearby states in which we are allowed to directly sell and ship vehicles and arranging for the customer to transport the vehicles to their home states. These workarounds could add significant complexity to our business model, create logistics and operational issues for our customers, and could materially adversely affect our sales and profitability. For more information see the section entitled “Risks Related to Litigation and Regulation” below.

We do not currently have any leasing arrangements finalized to offer our customers financing, but we may offer a bundled lease option or other alternative structure to customers which would expose us to credit and residual value risk.

We currently do not have in place a relationship with a third-party lessor to provide lease financing to our customers. While we may seek to offer bundled leasing of our vehicles or other financing structures to potential customers through a third-party financing partner, we have no assurance that a third-party financing partner will be able or willing to provide the leasing services on terms acceptable to us and end customers, or to provide financing at all. Furthermore, offering leasing to customers may expose us to risks commonly associated with the extension of credit. Credit risk is the potential loss that may arise from any failure in the ability or willingness of the customer to fulfil its contractual obligations - including payment – when they fall due. The longer we may finance customers, the more working capital we will consume. Competitive pressure and challenging markets may increase credit risk through leases to financially weak customers, extended payment terms and leases into new and immature markets. This could have a material adverse effect on our business, prospects, financial results, cash flow and results of operations. If a majority of our customers decide to lease our vehicles instead of purchasing or requesting an upfit service, our expected revenue in early years could be significantly reduced and the return on working capital deployment could be significantly delayed.

If our vehicles fail to perform as expected, our ability to develop, market and sell or lease our FCEVs could be harmed.

Our vehicles may contain defects in design and manufacture that may cause them not to perform as expected or may require repair. The extensive modifications that we make to OEMs' vehicles to convert them to FCEVs may void the OEMs vehicle warranty, and our customers may require that we assume liability for vehicle warranty-related repairs to vehicle components or parts that we do not modify or change. We currently have no frame of reference to evaluate the performance of our vehicles upon which our business prospects depend. For example, our vehicles use a substantial amount of software to operate which will require modification and updates over the life of the vehicle. Software products are inherently complex and often contain defects and errors when first introduced. We have limited experience in writing such software.

There can be no assurance that we will be able to detect and fix any defects in our vehicles’ hardware or software prior to commencing customer sales or post sale. We may experience recalls in the future, which could adversely affect our brand in our target markets and could adversely affect our business, prospects, and results of operations. Our vehicles may not perform consistent with our warranty, customers’ expectations, or consistent with other vehicles that may become available. Any product defects or any other failure of our trucks to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results, and prospects.

We have limited experience servicing our vehicles. If we are unable to address the service requirements of our customers, our business will be materially and adversely affected.

Because we have had limited production and sales of our vehicles, we have little-to-no experience servicing or repairing them. We also lack the infrastructure and geographic locations to service our FCEVs. Servicing FCEVs is different than servicing vehicles with ICE and requires specialized skills, including high voltage training and servicing techniques. We may decide to partner with a third party to perform some or all of the maintenance on our trucks, and there can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party provider. Even if we do enter into contractual arrangements with third-party service or repair providers, there is no assurance that such providers will have the skills, knowledge, and experience necessary to service our vehicles. If we cannot satisfactorily service or repair our vehicles, or train third parties to do so, as determined by our customers (many of whom will rely on our vehicle for mission critical operations), our customers, our business and prospects will be materially and adversely affected.

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

We will maintain warranty reserves to cover warranty-related claims associated with our vehicles. We will be liable for warranty claims for our vehicle because the work we perform on vehicles we purchase from OEMs to assemble them with our fuel cell propulsion systems and other components generally may void OEM warranties. Some customers may also require that we provide post warranty support. If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition, and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.

Certain FCEV customer contracts contain buyback clauses which, if triggered, may materially and adversely affect the Company's cash flows, results of operations and may harm customer relationships and our product and Company reputation.

We have entered into certain customer contracts that contain buyback clauses that require the Company to repurchase FCEVs sold under the respective contract at the customer's option. These buyback clauses are generally limited to specified terms and conditions in the respective contract, including the applicable repurchase price, time period during which the customer may exercise the option, and the effect of exercising the option in connection with upgrading to a future FCEV model. As a result, the Company will need to maintain sufficient liquidity to satisfy its contractual obligation to buy back FCEVs. To the extent that buyback options are exercised materially in excess of our projections, or if there is a perception that, as a result of customers exercising these buyback options, FCEVs contain errors or defects, this could affect our credibility, harm the market acceptance and sales of our products, adversely impact our cash flows, and have a material adverse effect on our business, financial condition and results of operations.

In addition, when the customers have an economic incentive to exercise the trade-in or buyback options at the contract inception, we are required to report this type of transaction as an operating lease under U.S. GAAP, specifically FASB’s Accounting Standards Codification Topic 842, Leases. As a result of applying these lease accounting rules, the timing of revenue we recognize or expense we incur from the this type of transaction in any period may be delayed despite the fact that we receive full payment upfront.

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

Our FCEVs are equipped with in-vehicle services and functionality, or “telematics” that utilize data connectivity to monitor performance and timely capture opportunities for performance monitoring and potential cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems, which we have yet to develop. Our systems and those of any providers we may work with will be vulnerable to damage or interruption from, among others, fire, terrorist attacks, hackers, natural disasters, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. Data centers where we and our providers store our and our customers' electronic data could also be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our data centers or data center providers could result in lengthy interruptions in our service. In addition, our trucks are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in our business or the failure of our systems.

We lack contractual relationships with truck OEMs, thereby putting us at risk of not sourcing truck chassis to convert to FCEVs.

We have not entered into supply agreements with large truck OEMs for chassis we need to convert to FCEVs. We are at risk that purchase orders for chassis on OEMs may not be fulfilled in time, if at all, to meet our contractual obligations to our customers or demand that may exist for our FCEVs. Similarly, truck OEMs that do have supply contracts with our customers to supply trucks to our customers desiring to have us convert to FCEVs may refuse to sell trucks scheduled for conversion, or should they agree to sell trucks, severely limit or void their warranties.

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

On January 12, 2022, the Company announced that it had received a subpoena from the SEC for production of documents and information, including documents and information related to the allegations made in the report issued by Blue Orca Capital, and that the Company was cooperating with the SEC. In September 2023, we announced that we settled all claims brought by the SEC against us, neither admitting nor denying the SEC's allegations. The settlement provides that Hyzon will pay a civil monetary penalty of $25.0 million in three installments: $8.5 million within 30 days of entry of final judgment; $8.5 million by December 31, 2024; and $8.0 million within 730 days of entry of final judgment. On January 16, 2024, the U.S. District Court for the Western District of New York entered final judgment approving the settlement, and in the same month we paid the first $8.5 million installment.

Because of these events, certain of the Company’s potential suppliers and partners indicated that they were suspending negotiations with us concerning supplying us with key components necessary to produce our vehicles. The negative publicity stemming from the Blue Orca article has adversely affected our brand and reputation as well as our stock price which makes it more difficult for us to attract and retain employees, partners and customers, raise additional financing, reduces confidence in our products and services, harms investor confidence and the market price of our securities, invites legislative and regulatory scrutiny, and has resulted in litigation and governmental investigations. As a result, some customers, potential customers, partners and potential partners have failed to award us additional business or cancelled or sought to cancel existing contracts or otherwise, directed or may direct future business to our competitors, and may in the future take similar actions, and investors may invest in our competitors instead of us. See Legal Proceedings in Note 14. Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference.

The successful rehabilitation of our brand will depend largely on regaining and maintaining a good reputation, meeting our vehicle commercialization schedules, satisfying the requirements of customers, meeting our fueling commitments under our future bundled lease arrangements or other customer arrangements, maintaining a high quality of service under our future bundled lease arrangements, improving our compliance programs, and continuing our marketing and public relations efforts. We have incurred expenses related to our brand promotion, reputation building, and media strategies and our efforts may not be successful. We anticipate that other competitors and potential competitors will expand their offerings, which will make maintaining and enhancing our reputation and brand increasingly more difficult and expensive. If we fail to successfully rehabilitate our brand in the current or future competitive environment or if events similar to the negative publicity occur in the future, our brand and reputation would be further damaged and our business may suffer.

Although we maintain insurance for the disruption of our business and director and officer liability insurance, these insurance policies may not be sufficient to cover all our potential losses and may not continue to be available to us on acceptable terms, if at all.

Our insurance coverage and risk management program may not be adequate to protect us from all business risks.

We may be subject to risks and losses resulting from products liability, accidents, acts of God and other claims against us for which we may have inadequate or no insurance coverage. The insurance coverage that we do maintain may include significant deductibles or self-insured retentions, policy limitations, and exclusions, and we cannot be certain that our insurance coverage will be sufficient to cover us against all future losses or claims. We have also been financially responsible for indemnifying certain third-parties and individuals in connection with the SEC investigation and litigation for which we have no insurance coverage. A loss that is uninsured or which exceeds our policies' limits may require us to pay substantial amounts, which may harm our financial condition and operating results.

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

In July 2023, the Company’s board of directors approved a restructuring plan (the “Restructuring Program”) to improve operational effectiveness and cost reduction, including its workforce. Pursuant to the Restructuring Program, the Company expects to rationalize its global footprint, implement a shared service model for procurement and engineering, and transition to a third-party assembly model for FCEV upfit services. See Note 4. Restructuring and Related Charges to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details on the restructuring.

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

We co-own the majority of our Intellectual Property with affiliates of our former controlling shareholder, Horizon Fuel Cell Technology PTE Ltd. A portion of the intellectual property that we own was assigned to us by JS Horizon and JS Powertrain pursuant to the IP Agreement. Some of the technology based on this intellectual property is in the early-stages of development and it is possible that we will be unable to successfully build on the portfolio of intellectual property that was assigned to us by JS Horizon and JS Powertrain. Additionally, the IP Agreement provides in part that "Improvements" which any party may make or have made to the covered intellectual property are owned by that party making or having made such Improvements, and while the other parties shall have license rights in and to such Improvements, the party making or having made the Improvements is under no obligation to disclose the Improvements to the other parties. To the extent that the Horizon parties are not willing or able to disclose to us Improvements they may make or have made, we may not be able to exploit them, thereby putting us at a serious disadvantage in developing or perfecting our intellectual property, and as a result, our business operations may be materially negatively affected.

As previously described, in October 2023 we announced that we and the Horizon signatories to the IP Agreement entered into the Second Amendment. The Second Amendment's provisions include Hyzon obtaining license rights to exploit fuel cell technology under the IP Agreement for stationary or non-mobility applications in North America. Hyzon, in turn, granted a license to the Horizon signatories to exploit fuel cell technology under the Agreement for specified mobility applications, including automobiles, aviation, and trains. The Second Amendment also provides that the parties will collaborate on the development of a 300kW fuel cell system. The Second Amendment includes a provision that sunsets the IP Agreement in September 2030.

Our ability to refine and grow our portfolio of intellectual property and technology also depends on other factors, including our ability to work collaboratively with Horizon for the continued development of intellectual property, including the development of a planned 300kW fuel cell system, our ability to attract and retain a skilled technical workforce, and our ability to devote sufficient resources to R&D efforts. Our failure to continue development of our intellectual property and technology portfolio could materially adversely affect our business, prospects, financial condition and operating results.

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

We are subject to, and may become a party to, a variety of litigation, other claims, suits, regulatory actions and government investigations and inquiries. For example, three related putative securities class action lawsuits were filed between September 30, 2021 and November 15, 2021, in the U.S. District Court for the Western District of New York against the Company, certain of the Company’s current and former officers and directors and certain former officers and directors of DCRB (Kauffmann v. Hyzon Motors Inc., et al. (No. 21- cv-06612-CJS), Brennan v. Hyzon Motors Inc., et al. (No. 21-cv-06636-CJS), and Miller v. Hyzon Motors Inc. et al. (No. 21-cv-06695-CJS)), asserting violations of federal securities laws. The complaints generally allege that the Company and individual defendants made materially false and misleading statements relating to the nature of the Company’s customer contracts, vehicle orders, and sales and earnings projections, based on allegations in a report released on September 28, 2021, by Blue Orca Capital, an investment firm that indicated that it held a short position in the Company’s stock and which has made numerous allegations about the Company. These lawsuits have been consolidated under the caption In re Hyzon Motors Inc. Securities Litigation (Case No. 6:21-cv-06612-CJS-MWP), and on March 21, 2022, the court-appointed lead plaintiff filed a consolidated amended complaint seeking monetary damages. The Company and individual defendants moved to dismiss the consolidated amended complaint on May 20, 2022, and the court-appointed lead plaintiff filed its opposition to the motion on July 19, 2022. The court-appointed lead plaintiff filed an amended complaint on March 21, 2022, and a second amended complaint on September 16, 2022. Briefing regarding the Company and individual defendants’ anticipated motion to dismiss the second amended complaint was stayed pending a non-binding mediation among the parties, which took place on May 9, 2023. The parties did not reach a settlement during the May 9, 2023 mediation. On June 20, 2023, the court granted the lead plaintiff leave to file a third amended complaint, which was filed on June 23, 2023. The third amended complaint added additional claims. The Company filed a motion to dismiss on September 13, 2023, and DCRB and former DCRB officers, directors, and its sponsor filed a motion to dismiss on the same day. The lead plaintiff filed oppositions to the motions to dismiss on October 25, 2023, and defendants filed a reply on November 22, 2023. The parties are awaiting a ruling from the court.

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

On March 18, 2022, a putative class action complaint, Malork v. Anderson et al. (C.A. No. 2022-0260- KSJM), was filed in the Delaware Court of Chancery against certain officers and directors of DCRB, DCRB’s sponsor, and certain investors in DCRB’s sponsor, alleging that the director defendants and controlling stockholders of DCRB’s sponsor breached their fiduciary duties in connection with the merger between DCRB and Legacy Hyzon. The complaint seeks equitable relief and monetary damages. On May 26, 2022, the defendants in this case moved to dismiss the complaint. On August 2, 2022, the plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on August 15, 2022. Briefing on the motion to dismiss is now complete, and oral argument occurred on April 21, 2023. On July 17, 2023, the Delaware Court of Chancery denied the defendants’ motion to dismiss the complaint. In August 2023, the plaintiff in Malork subpoenaed Hyzon for various documentation in connection with the litigation against the named defendants. Hyzon is not a party to this litigation. The Company is currently challenging the validity of the subpoena. In addition, in December 2023, the Company paid $1.5 million dollars in legal fees of the named individual defendants pursuant to an indemnity agreement between DCRB and the named individual defendants.

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

On April 18, 2023, the Company received a demand for books and records pursuant to Section 220 of the Delaware General Corporation Law from a stockholder seeking to investigate possible breaches of fiduciary duty or other misconduct or wrongdoing by the Company's controlling stockholder, Hymas Pte. Ltd. (“Hymas”), Hyzon's board of directors (the "Board") and/or certain members of Hyzon's senior management team in connection with the Company's entrance into (i) an equity transfer agreement (the “Equity Transfer”) with certain entities affiliated with the Company, and (ii) the share buyback agreement with the Hymas (the “Share Buyback” and, together with the Equity Transfer, the “Transactions”) as reported by the Company in its Form 8-K filed on December 28, 2022.

On January 12, 2022, the Company announced it received a subpoena from the SEC for production of documents and information, including documents and information related to the allegations made in the September 28, 2021 report issued by Blue Orca Capital. The Company received two additional subpoenas in connection with the SEC’s investigation on August 5, 2022 and August 10, 2022. On October 31, 2022, the U.S. Attorney’s Office for the Southern District of New York (“SDNY”) notified the Company that it was also investigating these matters. The Company has received no further communications from the SDNY.

On September 26, 2023, the Company announced a final resolution, subject to court approval, of the SEC’s investigation. On that date, the SEC filed a complaint in the U.S. District Court for the Western District of New York naming the Company, Craig Knight, the Company’s former Chief Executive Officer and a former director, and Max C.B. Holthausen, a former managing director of the Company’s European subsidiary, Hyzon Motors Europe B.V., as defendants. Without admitting or denying the allegations in the SEC’s complaint, the Company consented to the entry of a final judgment, subject to court approval, that would permanently restrain and enjoin the Company from violating certain sections of and rules under the Exchange Act and the Securities Act, and would require the Company to pay a civil penalty of $25.0 million as follows: $8.5 million within 30 days of entry of the final judgment; (2) $8.5 million by December 31, 2024; and (3) $8.0 million within 730 days of entry of the final judgment. Mr. Knight and Mr. Holthausen also separately consented to the entry of final judgments, subject to court approval, resolving the SEC’s allegations. On January 16, 2024, the U.S. District Court for the Western District of New York entered the final judgment as to the Company, and on January 17, 2024 entered the final judgments as to Mr. Knight and Mr. Holthausen, concluding this litigation.

The outcome of litigation and other legal proceedings, including the other claims described under Legal Proceedings in Note 14. Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference, are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future.

We are subject to data privacy and security laws, regulations, standards, policies, and contractual obligations that may extend to our vehicles, as well as vehicle OEMs' willingness to grant us access to their vehicles' onboard data. Any actual or perceived failure to comply with such obligations, as well as our inability to gain access to OEM vehicle data, could negatively impact our ability to sell or service FCEVs, harm our reputation and brand, subject us to significant fines and liabilities, or otherwise affect our business.

In the course of our operations, we may collect, use, store, disclose, transfer and otherwise process personal information from our customers, employees and third parties with whom we conduct business, including names, accounts, user IDs and passwords, and payment or transaction related information. Additionally, we intend to use our vehicles’ electronic systems to log information about each vehicle’s use to aid us in vehicle diagnostics, repair and maintenance. OEMs may determine or be required under applicable data privacy laws to encrypt vehicle data, making it difficult or impossible for us to convert such vehicles to FCEVs without the cooperation and consent of OEMs with which we have no formal relationship. Our customers may object to our use of this data, which may increase our vehicle maintenance costs and harm our business prospects. Furthermore, possession and use of our customers’ information in conducting our business may subject us to legislative and regulatory burdens in the U.S., the EU, Australia, China, and other countries that could require notification of data breaches, restrict our use of such information and hinder our ability to acquire new customers or market to existing customers. Non-compliance or a major breach of our network security and systems could have serious negative consequences for our business and future prospects, including both civil and criminal liability, possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand. We are subject to or affected by a number of federal, state, local and international laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information including that of our employees, customers and other third parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations.

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

China enacted the PIPL in August 2021 that went into effect November 2021. PIPL imposes strict restrictions on the data collection and transfer of personal information both within and without China. Similar in many respects to GDPR in the EU, PIPL affords data subjects notice and the right to consent (or not) to the collection and use of personal information. While Hyzon has operations and employees in China, PIPL restricts the sharing of Hyzon’s China employee information with our U.S. based human resources organization unless the information is anonymized or we receive employee consent. Such restrictions may result in increased costs of operating our business.

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

We are at risk of being delisted on The Nasdaq Capital Market if we fail to maintain compliance with the Nasdaq's Periodic Filing Rule (as defined below) and Minimum Bid Rule (as defined below).

Periodic Filing Rule

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

On April 3, 2023, the Company filed a Form 12b-25 to report that its Annual Report on Form 10-K for the year ended December 31, 2022 would not be filed within the prescribed time period. On April 6, 2023, the Company received an additional Staff Determination (the “Additional Staff Determination”) from the Staff notifying the Company that, because the Staff did not receive the 2022 Form 10-K, the Company did not comply with Nasdaq’s Listing Rules for continued listing, thus constituting an additional basis for delisting the Company’s securities from The Nasdaq Capital Market. The Additional Staff Determination further notified the Company that the Hearings Panel would consider this matter in their decision regarding the Company’s continued listing on The Nasdaq Capital Market, and that the Company should present its views with respect to this additional deficiency to the Hearings Panel in writing no later than April 13, 2023. On April 13, 2023, the Company filed its response to the Additional Staff Determination.

On May 16, 2023, the Company filed a Form 12b-25 to report that the Q1 2023 Form 10-Q would not be filed within the prescribed time period. On May 17, 2023, the Company received a second additional Staff Determination (the “Second Additional Staff Determination”) from the Staff notifying the Company that, because the Staff did not receive the Q1 2023 Form 10-Q, the Company did not comply with Nasdaq’s Listing Rules for continued listing, thus constituting an additional basis for delisting the Company’s securities from The Nasdaq Capital Market. The Second Additional Staff Determination further notified the Company that the Hearings Panel would consider this matter in their decision regarding the Company’s continued listing on The Nasdaq Capital Market, and that the Company should present its views with respect to this additional deficiency to the Hearings Panel in writing no later than May 24, 2023. On May 24, 2023, the Company filed its response to the Second Additional Staff Determination.

As of June 16, 2023, the Company regained compliance with the Nasdaq's Periodic Filing Rule. If in the future we are unable to maintain our listing on Nasdaq for any reason, it may become more difficult for our stockholders to sell our stock in the public market and the price of our common stock may be adversely affected due to the likelihood of decreased liquidity.

Bid Price Rule

On January 23, 2024, the Company received a new letter from The Nasdaq Stock Market notifying the Company that it no longer complies with the Bid Price Rule for continued listing on The Nasdaq Capital Market. The Bid Price Rule requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq's Compliance Period Rule provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice has no immediate effect on the listing of the Company’s Common Stock, which continues to trade on The Nasdaq Capital Market under the symbol “HYZN.”

In accordance with the Compliance Period Rule, the Company has 180 calendar days to regain compliance. If, at any time before the end of this 180-day period, or through July 22, 2024, the closing bid price of the Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to the Staff’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H), the Staff will provide written notification that the Company has achieved compliance with the Bid Price Rule. If the Company does not regain compliance during this 180-day period, then the Staff may grant the Company a second 180 calendar day period to regain compliance, provided the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the minimum bid price deficiency during the second compliance period, which may include, if necessary, implementing a reverse stock split.

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

At December 31, 2023, we had outstanding 245,081,497 shares of our common stock and warrants to purchase 19,028,165 shares of our common stock. In addition, approximately 11.9 million shares of common stock are subject to outstanding awards or available for future issuance under Hyzon’s 2021 Equity Incentive Plan.

As reported in Schedule 13D/A filed on February 8, 2024, Hymas, which is 75.83% indirectly owned by a Singapore subsidiary of Horizon, beneficially owned, directly or indirectly 92,647,986 shares or approximately 37.8% of our common stock. Should Hymas, Horizon or any of its affiliates sell or transfer or cause to be sold or transferred all or a portion of these shares, the market price of our common stock could drop significantly.

Our stock price is volatile, and you may not be able to sell shares of our common stock or warrants at or above the price you paid.

The trading prices of our common stock and public warrants are volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In 2023, the closing market price of our common stock ranged from a high of $2.23 to a low of $0.48. The market prices of our common stock has been negatively affected by many factors, including but not limited to our announcements withdrawing our previously issued financial statements and restated filings, the investigation by the SEC and pending litigation, the low trading volume of our common stock, and our inability to achieve our sales forecasts. In addition to these factors, any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may also include, but are not limited to:
•our ability to secure necessary funding to operate as a going concern;

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

•sales of substantial amounts of common stock by our directors, executive officers, or significant stockholders or the perception that such sales could occur;

•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism;

•our ability to remain in compliance with listing requirements of Nasdaq;

•our ability to raise capital;

•our intellectual property and our continuing dependence on our former controlling shareholder, Horizon and its affiliates, for the supply of fuel cells and other critical services and assistance; and

•our ability to commence production of our own hydrogen fuel cells and fuel cell stacks.

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

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We expect to retain future earnings, if any, for future operations and expansion and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

We are no longer a “controlled company” under Nasdaq rules and we cannot rely on certain Nasdaq corporate governance requirement exemptions.

Prior to the completion of its restructuring on December 20, 2023, Hymas and its affiliates controlled a majority of the voting power of our outstanding capital stock, causing us to be a “controlled company” under the Nasdaq rules. As a controlled company, we were exempt from certain Nasdaq corporate governance requirements, including those that would otherwise require the Board to have a majority of independent directors and require us to establish a compensation committee comprised entirely of independent directors, or otherwise ensure that the compensation of its executive officers and nominees for directors are determined or recommended to the Board by the independent members of the Board. As of December 20, 2023, we no longer qualify as a controlled company under Nasdaq rules. While we did not rely on any of these exemptions prior to December 23, 2023, we can no longer avail ourselves of them.

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

We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year (i) following October 22, 2025, the fifth anniversary of the initial public offering of DCRB, (ii) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time) or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our business as a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of our business. We may not have adequate personnel with the appropriate level of knowledge, experience and training, as well as the technology, systems and tools available to them to perform their functions, in the accounting policies, practices or internal control over financial reporting required of public companies in the U.S. We continue to upgrade our finance and accounting systems to an enterprise system more suitable for a public company, and a delay could impact our ability or prevent us from timely reporting our operating results, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

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

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force holders (a) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for holders to do so, (b) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (c) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of the private placement warrants will be redeemable by us so long as they are held by the Sponsor, those persons who served as independent directors of DCRB, WRG DCRB Investors, LLC (“WRG”), an affiliate of Erik Anderson, who was DCRB’s Chief Executive Officer and serves as chairman and a director of Hyzon or any of their permitted transferees.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. Some analysts that have covered us have ceased covering us. If any of the analysts who cover us change their recommendation regarding our stock adversely, cease to cover us, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who covers us were to cease their coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We may issue additional common stock or preferred stock under an employee incentive plan. Any such issuance would dilute the interest of our stockholders and likely present other risks.

The Company's Second Amended and Restated Certificate of Incorporation (the "Charter") authorizes the issuance of 410,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 400,000,000 shares of Class A common stock and (b) 10,000,000 shares of preferred stock. In addition, as of December 31, 2023, an aggregate of approximately 11.9 million shares of Class A common stock have been reserved for issuance under the 2021 Plan, subject to increase as described under Note 15. Stock-based Compensation Plans, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference.

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

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We understand and recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks; intellectual property theft; fraud; extortion; harm to employees, vendors, or customers; and violation of data privacy or security laws.

We integrate the monitoring and assessing of cybersecurity risk into our overall risk management systems and processes. Cybersecurity risks are identified and addressed through a multi-faceted approach including third-party assessments, IT security, governance, risk and compliance reviews. Our cybersecurity program is aligned with the National Institute of Standards and Technology Cyber Security Framework (NIST-CSF) and NIST Computer Security Incident Handling Guide. Consistent with that framework, our cybersecurity program addresses the need to assess, identify, protect, detect, respond and recover from cyber risks. To accomplish this, we, among other things: conduct proactive privacy and cybersecurity reviews of systems and applications, audit applicable data policies, conduct annual and on-demand employee phishing training, maintain insurance related to cybersecurity risks, pre-screen IT services provided by contractors, monitor emerging laws and regulations related to data protection and privacy.

We have adopted a Cybersecurity Incident Response Plan ("CSIRP") to provide the organizational and operational structure, processes, and procedures for investigating, containing, documenting and mitigating cybersecurity incidents, including keeping senior management and other key stakeholders informed and involved as appropriate. The CSIRP encompasses four key stages: 1) preparation for a cybersecurity incident, 2) detection and analysis of security incidents, 3) containment, eradication, and recovery, and 4) post-incident analysis. Oversight of these incident responses is provided by leaders from our Information Security, Product Security, and Legal teams, ensuring comprehensive coverage and alignment with cybersecurity best practices as outlined by NIST.

We also established a cybersecurity compliance and reporting team, which includes Vice President of Digital Innovation, Director of Cybersecurity, legal and corporate reporting team members. Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact, and reviewed for privacy impact.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance

Cybersecurity is covered in our enterprise risk management processes and is an area of focus for our Board and management. Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. Members of the Audit Committee receive updates on a quarterly basis from senior management, including leaders from our Information Security and Legal teams regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Hyzon's cybersecurity organization is led by our Vice President of Digital Innovation, with support from our Director of Cybersecurity, who are responsible for assessing and managing material risks from cybersecurity threats and report up to our Chief Financial Officer. Collectively, the Vice President of Digital Innovation and Director of Cybersecurity have more than 30 years of experience in various roles involving managing cybersecurity functions, developing cybersecurity strategies to protect privacy, customer safety and intellectual property.

Item 2. Properties.

The following table sets forth information regarding our principal operating properties as of December 31, 2023. In general, our operating properties are well maintained, suitable, and in good operating condition:

Region	Location	Primary Use	Size (sq. ft.)	Ownership Status
United States
	Bolingbrook, IL	Office, fuel cell system manufacturing, powertrain development, software/controls engineering, prototype build, test labs - electrical systems/components, battery systems, and thermal management	110,000	Lease
	Troy, MI	Vehicle engineering and powertrain development	9,000	Lease
	Ottawa Lake, MI	Vehicle engineering and repair space	940	Lease
	Rochester, NY*	Office, prototype build and sub-assembly production build	78,600	Own
Netherlands
	Winschoten, Groningen	FCEVs assembly and storage	452,000	Lease
	Winschoten, Groningen	Office	7,400	Lease
Australia
	Noble Park North, Victoria	Office, FCEVs assembly and storage	27,000	Lease
China
	Shanghai	Office and R&D	10,200	Lease

(*) On November 20, 2023, we signed an agreement for the sale of our Rochester, NY property. The sale is expected to close in April 2024.

Item 3. Legal Proceedings

The information set forth under Part II., Item 8., Note 14. Commitments and Contingencies in our audited consolidated financial statements of this Annual Report on Form 10-K is incorporated by reference in answer to this item. Such information is limited to certain recent developments.

Item 4. Mine Safety Disclosures.
Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is currently listed on The Nasdaq Capital Market under the symbol “HYZN.”

Holders

As of December 31, 2023, 245,081,497 shares of Class A common stock outstanding were held of record by approximately 86 holders, which number does not include beneficial owners holding our Class A common stock through nominee names.

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

Issuer Purchases of Securities

We did not purchase any of our registered equity securities during the period covered by this report.
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

Overview

We are headquartered in Bolingbrook, Illinois, with operations in the United States, the Netherlands, Australia, and China. Hyzon is a global supplier of high-performance hydrogen fuel cell systems focused on providing zero-emission power to decarbonize the most demanding industries. We are commercializing our proprietary fuel cell technology through assembling and upfitting heavy duty (“HD”) hydrogen fuel cell electric vehicles (“FCEVs”). When we refer to “assembling” or “converting” our FCEVs, we generally mean integrating our fuel cells and fuel cell stacks with batteries, electric motors, and other components into a chassis to form a completed FCEV that we sell. When we “upfit” a vehicle, we generally mean that we provide services to transform a customer's internal combustion engine (“ICE”) vehicle into a FCEV.

Vehicles and Vehicle Platforms

Our commercial vehicle business is focused primarily on assembling and converting FCEVs. Our strategy takes a focused approach by designing and developing one vehicle platform in each region to conform with regional regulations and customer preferences. Our strategy to manufacture fuel cells in-house and work with third-party vehicle assemblers is intended to reduce our capital requirements, lower production costs, and ultimately lower total cost of ownership (“TCO”) for customers.

On-road, our potential customers include shipping and logistics companies and retail customers with large distribution networks, such as grocery retailers, food and beverage companies, waste management companies, and municipality and government agencies around the world. Off-road, our potential customers include construction, mining, material handling, and port equipment manufacturers and operators. Our targeted customers often employ a “back-to-base” model where their vehicles return to a central base or depot between operations, thereby allowing operators to have fueling independence as the necessary hydrogen can be produced locally at or proximate to the central base and dispensed at optimally-configured hydrogen refueling stations. Hyzon may expand its range of products and hydrogen solutions as the transportation sector increasingly adopts hydrogen propulsion and investments are made in hydrogen production and related infrastructure in accordance with our expectations.

We expect these opportunities to increase with the technological advances in hydrogen fuel cells and continuing investments in hydrogen production, storage, and refueling infrastructure around the world.

Fuel and Infrastructure

Our hydrogen supply infrastructure business is focused on building and fostering a clean hydrogen supply ecosystem with partners and third parties from feedstock through hydrogen production, dispensing, and financing. We collaborate with strategic partners on development, construction, operation, and ownership of hydrogen production facilities and refueling stations in each major region of our operations, which we intend to complement our back-to-base model and near-term fleet deployment opportunities.

Business Combination

On February 8, 2021, Legacy Hyzon, now Hyzon Motors USA Inc. (“Legacy Hyzon”), a subsidiary of Hyzon Motors Inc., entered into the Business Combination Agreement and Plan of Reorganization (the “Business Combination”) with Decarbonization Plus Acquisition Corporation (“DCRB”) and DCRB Merger Sub Inc. (“Merger Sub”) pursuant to which Merger Sub merged with and into Legacy Hyzon, with Legacy Hyzon surviving the merger as a wholly-owned subsidiary of DCRB. The transaction closed on July 16, 2021. Following the close of the business combination, DCRB was named Hyzon Motors Inc., began trading on The Nasdaq Capital Market, and its common stock and public warrants trade under the symbols “HYZN” and “HYZNW”, respectively.

Key Trends and Uncertainties

We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors”.

Commercial Launch of Hyzon-branded commercial vehicles and other hydrogen solutions

We reported $0.3 million revenue from the sale of FCEVs in U.S. for the year ended December 31, 2023. We reported $3.7 million revenue from the sale of FCEVs in China, fuel cell systems in the U.S., and upfit services in Europe for the year ended December 31, 2022. Our business model has yet to be proven. Prior to full commercialization of our commercial vehicle business at scale, we must complete the construction of required manufacturing facilities for our fuel cells and fuel cell stacks, and we must achieve research and development milestones. Furthermore, we must establish and operate facilities capable of producing our hydrogen fuel cell systems and leverage third-party vehicle manufacturers to assemble our hydrogen-powered commercial vehicles in appropriate volumes and at competitive costs.

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

Hydrogen Production and Supply Infrastructure

We continue to explore opportunities for fostering an end-to-end hydrogen ecosystem delivery model, with a partner-driven approach to design, build, own, and operate hydrogen production hubs and downstream dispensing infrastructure expected to provide zero-to-negative carbon intensity hydrogen at or below diesel-parity cost structures supporting Hyzon vehicle fleet deployments. We continue to explore forming strategic partnerships across the full hydrogen feedstock, production, and dispensing value chain in regions where we operate that will be designed to ensure that the hydrogen fuel required is available at the cost and carbon intensity requirements to drive fleet conversions to Hyzon hydrogen FCEVs. Because we have a partner-driven approach, we are naturally reliant upon our partners’ and other industry participants' performance in fulfilling the obligations that we depend on for delivery of each segment of that value chain. Additionally, consistent with other construction projects, there are risks related to realized construction cost and schedule that can impact final cost to produce and deliver hydrogen and timing of that delivery, along with the availability of feedstock near our vehicle fleet deployments.

Continued Investment in Innovation

Hyzon is a global supplier of high-performance hydrogen fuel cell technology focused on providing zero-emission power to decarbonize the most demanding industries. With agile technology designed for heavy-duty needs, Hyzon seeks to unlock a new industrial revolution fueled by hydrogen, an abundant and clean energy source. Our financial performance will significantly depend on our ability to innovate. We expect to incur increasing research and development expenses as a result. We dedicate significant resources towards research and development and invest heavily in recruiting talent, especially for vehicle design, vehicle software, fuel cell system, and electric powertrain. We will continue our efforts to recruit and retain talented personnel to grow our strength in our core technologies. We expect to incur additional stock-based compensation expenses as we support our growth and status as a publicly traded company.

Customer Demand

We are continually seeking to expand our customer base; however, we are focusing on a few major fleet customers and we plan to do so for the next several years. These customers mostly employ a back-to-base model in the early adoption phase of FCEVs. These fleet customers' vehicles generally return to a central “base” between operations, allowing them to refuel onsite and/or nearby, where hydrogen can be produced locally at or proximate to the central base. While we focus on back-to-base or regional customers, we may expand our target customer focus to include longer-haul truck segments, additional vehicle classes, mobile power, and incremental mobility applications around the world.

Supplier Relationships

We depend on third parties, including Horizon, for supply of key inputs and components for our products, such as fuel cells and automotive parts. We seek to negotiate potential relationships with industry-leading OEMs to supply chassis for our Hyzon-branded vehicles but do not yet have any binding agreements and there is no guarantee that definitive agreements will be reached. Even if we reach such agreements, such suppliers, including Horizon, may be unable to deliver the inputs and components necessary for us to produce our hydrogen-powered commercial vehicles or hydrogen fuel cell systems at prices, volumes, and specifications acceptable to us. If we are unable to source required inputs and other components from third parties on acceptable terms, it could have a material adverse effect on our business and results of operations.

The automotive industry continues to face many supply chain disruptions. We are experiencing increases in both the cost of and time to receive raw materials, such as semiconductors or chassis. We also face challenges in securing hydrogen and are experiencing an increase in the cost of hydrogen fuel - both for our internal uses as well as for our customers to operate our FCEVs, which is critically important to our success in working with customers seeking to execute their zero carbon transition initiatives for their fleets. Any such increases or supply interruptions could materially negatively impact our business, prospects, financial condition, and operating results.

Market Trends and Competition

The last ten years have seen the rapid development of alternative energy solutions in the transportation space. We believe that this growth will continue to accelerate as increased product offerings, technological developments, reduced costs, additional supporting infrastructure, and increased global focus on climate goals drive broader adoption.

We believe that commercial vehicle operators, our primary target market, will be driven towards hydrogen-powered commercial vehicles predominantly by the need to decarbonize activities, but also by the potential for lower TCO in comparison to the cost of ownership associated with traditional gasoline and diesel internal combustion engines.

Our fuel cell technology can also be deployed across a broad range of mobility applications, including construction, mining, rail, maritime, and aviation ground equipment.

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

Our current and potential competitors have greater financial, technical, manufacturing, marketing, and other resources. Our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing, and support of their internal combustion, alternative fuel, and electric truck programs.

Regulatory Landscape

We operate in a highly regulated industry. The failure to comply with laws or regulations, including rules and regulations covering vehicle safety, emissions, dealerships, and distributors, could subject us to significant regulatory risk and changing laws, regulations, enforcement policies, and priorities could adversely affect our business, prospects, financial condition, and operating results. We may be also required to obtain and comply with the terms and conditions of multiple environmental permits, many of which are difficult and costly to obtain and could be subject to legal challenges. We depend on global customers and suppliers, and adverse changes in governmental policy or trade regimes could significantly impact the competitiveness of our products. Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability. See the section entitled “Government Regulations” in Part I, Item 1. “Business”.

Results of Operations

The following table sets forth our historical operating results for the periods indicated (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
Revenue	$295	$3,726	$(3,431)	(92)%
Operating expense:
Cost of revenue	15,656	23,320	(7,664)	(33)%
Research and development	43,729	39,132	4,597	12%
Selling, general, and administrative	121,164	114,073	7,091	6%
Restructuring and related charges	7,765	—	7,765	NM
Total operating expenses	188,314	176,525	11,789	7%
Loss from operations	(188,019)	(172,799)	(15,220)	9%
Other income (expense):
Change in fair value of private placement warrant liability	962	14,106	(13,144)	(93)%
Change in fair value of earnout liability	9,202	92,834	(83,632)	(90)%
Gain (loss) on equity securities	(14,267)	10,082	(24,349)	(242)%
Foreign currency exchange loss and other expense, net	(1,402)	(549)	(853)	155%
Investment income and interest income, net	9,006	2,339	6,667	285%
Total other income (expense)	$3,501	$118,812	$(115,311)	(97)%
Loss before income taxes	$(184,518)	$(53,987)	$(130,531)	242%
Income tax expense (benefit)	$(492)	$526	$(1,018)	(194)%
Net loss	(184,026)	(54,513)	(129,513)	238%
Less: Net gain (loss) attributable to noncontrolling interest	16	(22,327)	22,343	(100)%
Net loss attributable to Hyzon	$(184,042)	$(32,186)	$(151,856)	472%
NM Not meaningful

Revenue. Revenue represents sales of hydrogen FCEVs, fuel cell systems, and upfit services.

Revenue for the year ended December 31, 2023 was $0.3 million from sale of a FCEV in the U.S. Revenue for the year ended December 31, 2022 was $3.7 million and consists of $2.5 million from the sale of 62 FCEVs, $1.1 million from sales of fuel cell systems, and $0.1 million from upfit services.

Operating Expenses. Operating expenses for the year ended December 31, 2023 were $188.3 million, compared to $176.5 million for the year ended December 31, 2022. Operating expenses consist of Cost of revenue, Research and development expenses, Selling, general and administrative expenses, and Restructuring and related charges.

Cost of Revenue. Cost of revenue includes direct materials, labor costs, allocated overhead costs related to the assembly and upfitting of hydrogen FCEVs, fuel cell systems, estimated warranty costs, and inventory write-downs.

Cost of revenue for the year ended December 31, 2023 totaled $15.7 million, a decrease of $7.6 million from 2022. The decrease is primarily related to various activities incurred in 2022, which include $3.0 million for the cost of 20 FCEVs delivered in China, $2.7 million in upfit services in Europe, and $0.6 million of costs to deliver fuel cell systems in the U.S. Cost of revenue for the year ended December 31, 2023 included $13.0 million in inventory write-downs and $2.3 million in cost provisions accrued for customer contract activities in Europe. Cost of revenue for the year ended December 31, 2022 included $13.1 million in inventory write-downs in Europe and $2.7 million in cost provisions accrued for customer contract activities in Europe.

Research and Development Expenses. Research and development expenses represent costs incurred to support activities that advance the development of current and next generation hydrogen-powered fuel cell systems, the design and development of electric powertrains, and the integration of those systems into various mobility applications. Our research and development expenses consist primarily of employee-related personnel expenses, prototype materials, tooling, design expenses, consulting and contractor costs, and an allocated portion of overhead costs.

Research and development expenses were $43.7 million and $39.1 million for the years ended December 31, 2023 and 2022, respectively. The increase was primarily due to $6.9 million in higher personnel costs, which were incurred in order to enhance our research and development expertise in vehicle design, vehicle software, fuel cell systems, and electric powertrains. The increase is partially offset by a $2.3 million decrease related to materials used in research and development.

Selling, General, and Administrative Expenses. Selling expenses consist primarily of employee-related costs for individuals working in our sales and marketing departments, third-party commissions, and related outreach activities. General and administrative expenses consist primarily of personnel-related expenses associated with our executive, finance, legal, information technology, and human resources functions, as well as professional fees for legal, audit, accounting, and other consulting services and an allocated portion of overhead costs.

Selling, general, and administrative expenses were $121.2 million and $114.1 million for years ended December 31, 2023 and 2022, respectively. The increase includes $25.0 million related to the resolution of the SEC investigation, of which $17.0 million is recorded as current liabilities and $8.0 million as long-term liabilities, which is partially offset by $8.4 million related to the cancellation of the Orten acquisition in Europe that occurred during the year ended 2022, $6.3 million in lower consulting fees, and $1.8 million in lower D&O insurance.

Restructuring and Related Charges. Restructuring and related charges were $7.8 million for the year ended December 31, 2023. We did not have any restructuring and related charges for the year ended December 31, 2022. The increase was driven by $4.6 million of asset and lease impairments in Europe, and $2.8 million of asset impairments in the U.S. and $0.4 million in employee-related expenses.

Change in Fair Value. Change in fair value represents non-cash gains or losses in estimated fair values of the private placement warrant liability, earnout liability, and investments in equity securities. Private placement warrant and earnout liabilities are remeasured at each balance sheet date. Equity securities are remeasured when there is an observable price adjustment in an orderly transaction for an identical or similar investment in the same investee entity or impairment.

Changes in estimated fair values of private placement warrant liability, earnout liability, and investments in equity securities for the year ended December 31, 2023, were $1.0 million, $9.2 million and $14.3 million respectively. The $14.3 million decrease in equity securities represents the an impairment charge associated with the Company's investment in Raven SR. Change in estimated fair value of private placement warrant liability, earnout liability, and investments in equity securities for the year ended December 31, 2022 were $14.1 million, $92.8 million, and $10.1 million respectively.

Foreign Currency Exchange Loss and Other Expense, net. Foreign currency exchange loss represents exchange rate losses related to all transactions denominated in a currency other than our or our subsidiary’s functional currencies.

Foreign currency exchange loss was $1.1 million for the year ended December 31, 2023, compared to $0.5 million loss for the year ended December 31, 2022. In addition to the foreign currency exchange loss, there was $0.3 million and $0.1 million of other expense for the years ended years ended December 31, 2023 and 2022, respectively.

Investment income and interest expense, net. Investment income was $6.9 million and interest income, net was $2.1 million for the year ended December 31, 2023. Investment income was $1.9 million and interest income, net was $0.4 million for the year ended December 31, 2022. Investment income for the year ended December 31, 2023 and 2022 primarily relates to realized gains on short-term investments. Interest income for the year ended December 31, 2023 primarily relates to interest income on our cash and cash equivalents.

Income Tax Expense. For the year ended December 31, 2023, the Company reversed a deferred tax liability established in 2022, which resulted in a net discrete tax benefit of $0.5 million. For the year ended December 31, 2022 the Company recorded a net discrete tax expense of $0.5 million associated with the establishment of a deferred tax liability that was not expected to offset available deferred tax assets. The Company has cumulative net operating losses at the federal and state level and maintains a full valuation allowance against its deferred tax assets.

Net Gain (Loss) Attributable to Noncontrolling Interests. Net gain (loss) attributable to noncontrolling interests represents results attributable to third parties in our operating subsidiaries. Net gain (loss) is generally allocated based on such ownership interests held by third parties with respect to each of these entities.

Net gain attributable to noncontrolling interests was negligible for the year ended December 31, 2023, compared to net loss of $22.3 million for the year ended December 31, 2022. The change is primarily because the Company acquired the remaining equity interests of Hyzon Europe from Holthausen in December 2022. The Company now holds 100% ownership in Hyzon Europe.

Non-GAAP Financial Measures

In addition to our results determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we believe that the following non-GAAP measures are useful in evaluating our operational performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors in assessing our operating performance.

EBITDA and Adjusted EBITDA

“EBITDA” is defined as net loss before interest expense, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation expense, change in fair value of private placement warrant liability, change in fair value of earnout liability, gain (loss) on equity securities, investment and interest income, and other special items determined by management, if applicable. EBITDA and Adjusted EBITDA are intended as supplemental measures of our performance that are neither required by, nor presented in accordance with, U.S. GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate in the same fashion.

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
The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net loss	$(184,026)	$(54,513)
Interest expense	17	41
Income tax expense (benefit)	(492)	526
Depreciation and amortization	3,977	3,704
EBITDA	$(180,524)	$(50,242)
Adjusted for:
Change in fair value of private placement warrant liability	(962)	(14,106)
Change in fair value of earnout liability	(9,202)	(92,834)
(Gain) loss on equity securities	14,267	(10,082)
Stock-based compensation	7,481	5,332
Executive transition charges (1)	—	602
Regulatory and legal matters (2)	35,983	29,816
Acquisition-related expenses (3)	—	8,400
Investment and interest income	(9,023)	(2,380)
Restructuring and related charges	7,765	—
Adjusted EBITDA	$(134,215)	$(125,494)

(1)The 2022 executive transition charges include a separation payment and salary expense for technical advisory services related to the Company's former Executive Chairman.
(2)Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the short-seller analyst article from September 2021, and investigations and litigation related thereto. The year ended December 31, 2023 includes the legal loss contingency accrual of $25.0 million from the final resolution of the SEC investigation.
(3)Acquisition-related expenses incurred for potential and actual acquisitions that are unrelated to the current operations and are neither comparable to the prior period nor predictive of future results. The 2022 expenses relate to the Orten business combination cancellation.

Free Cash Flow

In addition to reporting our cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statements of Cash Flows, we also report free cash flow, a non-GAAP measure which represents net cash used in operating activities less capital expenditures. We believe that free cash flow is an important measure of operating performance because it provides management and investors with a measure of cash that is available for mandatory payment obligations and investment opportunities.

The following table reconciles cash flow used in operating activities to our free cash flow (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash used in operating activities	$(135,606)	$(149,097)
Less: Capital expenditures	(7,849)	(14,133)
Free cash flow	$(143,455)	$(163,230)

Liquidity and Going Concern

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

In accordance with ASC 205-40, Presentation of Financial Statements - Going Concern (“ASC 205-40”), the Company evaluates whether there are certain conditions and events, considered in the aggregate, which raise substantial doubt about the Company’s ability to continue as a going concern. In accordance with ASC 205-40, the Company’s analysis can only include the potential mitigating impact of the plans that have not been fully implemented as of the issuance date of these consolidated financial statements if (a) it is probable that these plans will be effectively implemented within one year after the date that the financial statements are issued, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Net cash used in operating activities was $135.6 million and $149.1 million for the years ended December 31, 2023, and 2022, respectively. As of December 31, 2023, we had $112.3 million unrestricted cash and cash equivalents, and positive working capital of $110.0 million. The Company incurred net losses of $184.0 million and $54.5 million for the years ended December 31, 2023, and 2022, respectively.

As of the date of this Annual Report on Form 10-K, the Company has concluded that substantial doubt exists about its ability to continue as a going concern as the Company believes that its existing financial resources are not sufficient to support planned operations for the next 12 months following the issuance date of these consolidated financial statements.

In order to reduce the cash used in operating activities, the Company implemented certain cost savings initiatives in late 2022 and the first half of 2023, as well as a restructuring plan in July 2023, as further discussed in Note 4. Restructuring and Related Charges in the consolidated financial statements. While these plans are anticipated to reduce cash outflows when compared to prior periods, the Company’s continued existence is dependent upon its ability to obtain additional financing, as well as to attain and maintain profitable operations by entering into profitable sales or service contracts and generating sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require significant funding to execute its long-term business plans. If the Company fails to raise additional funding in time or in a sufficient amount to meet its requirements, the Company may be required or compelled to pursue additional restructuring initiatives to preserve cash, working capital, and optionality.

The Company plans to improve its liquidity through a combination of equity and/or debt financing, alliances, or other partnership agreements with entities interested in our technologies, and the liquidation of certain inventory balances. If the Company raises funds in the future by issuing equity securities, dilution to stockholders will occur and may be substantial. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of common stockholders. If the Company raises funds in the future by issuing debt securities, these debt securities could have rights, preferences, and privileges senior to those of common stockholders. The terms of any debt securities or borrowings could impose significant restrictions on the Company’s operations. The capital markets have experienced in the past, and may experience in the future, periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will continue to impact the cost of debt financing.

There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements and/or fuel cell technology advancement. If the Company cannot raise additional funds when needed or on acceptable terms, the financial condition, business, prospects, and results of operations could be materially adversely affected. In addition, the Company is subject to, and may become a party to, a variety of litigation, other claims, suits, indemnity demands, regulatory actions, and government investigations and inquiries in the ordinary course of business. The outcome of litigation and other legal proceedings, including the other claims described under Legal Proceedings in Note 14. Commitments and Contingencies, are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us, which may not be covered in full or in part by insurance.

Liquidity Requirements
Our recent uses of cash have been funding operations and investing in capital expenditures. Our future cash requirements will depend on many factors, including revenue growth rate, achieving profitability on our revenue contracts, the timing and the amount of cash received from customers, capital expenditures associated with our capacity expansion, and the continuing market adoption of our products. Our business requires significant funding in the near term to sustain operations and we will require significant additional funding thereafter to execute our long-term business plans.

Given the challenging capital market environment that exists today, we implemented certain cost savings initiatives, particularly, in July 2023, the board of directors approved a restructuring program as further discussed in Note 4. Restructuring and Related Charges of the consolidated financial statements. While our plans intend to reduce cash outflows when compared to prior periods, our continued existence is dependent upon our ability to obtain additional financing. The timing and magnitude of such required financing will be influenced by our ability to attain and maintain profitable operations and to generate sufficient operating cash flow to meet our obligations on a timely basis. However, actual results could vary materially and negatively as a result of a number of factors, including but not limited to:

•our ability to manage the costs of manufacturing and servicing the FCEVs;

•revenue received from sales of our FCEVs and 200kW single stack fuel cell systems, and providing upfit services;

•the costs of expanding and maintaining our fuel cell manufacturing facility and equipment;

•availability of hydrogen infrastructure and the cost of hydrogen fuel;

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

•other risks discussed in Part I, Item 1A., “Risk Factors” included within this Annual Report on Form 10-K.

Cash Flows
The following table is summarized from our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net cash used in operating activities	$(135,606)	$(149,097)
Net cash provided by (used in) investing activities	188,095	(216,210)
Net cash used in financing activities	(399)	(14,293)

Cash Flows from Operating Activities

Net cash used in operating activities was $135.6 million for the year ended December 31, 2023, as compared to $149.1 million for the year ended December 31, 2022. The cash flows used in operating activities for the year ended December 31, 2023 were primarily driven by net loss of $184.0 million and adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash charges and expense primarily consisted of $14.3 million impairment in equity securities, $13.0 million for the write-down of inventory, $7.5 million in restructuring and related charges, $7.5 million of stock-based compensation expense, $4.0 million in depreciation and amortization, $1.3 million in foreign currency transaction loss, and a $1.3 million impairment of property and equipment. Non-cash charges and expense were partially offset by non-cash gain adjustments that consisted of the change in estimated fair value of earnout liability of $9.2 million, accretion of discount on available-for-sale debt securities of $2.2 million, and the change in estimated fair value of the private placement warrant liability of $1.0 million. Changes in operating assets and liabilities were primarily driven by increases of $7.8 million in other liabilities, $6.4 million in net related party payables, $6.1 million in contract liabilities, $4.8 million in inventory balances, $4.3 million in accrued liabilities, $1.6 million in unbilled receivable, and $0.5 million in account receivable, and decreases of $12.3 million in accounts payable, $6.5 million in prepaid expenses and other current assets, and $0.3 million in other assets.

Net cash used in operating activities was $149.1 million for the year ended December 31, 2022. The cash flows used in operating activities for the year ended December 31, 2022 were primarily driven by net loss of $54.5 million and adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash gain adjustments primarily consisted of changes in estimated fair value of private placement warrant liability of $14.1 million and earnout liability of $92.8 million and equity securities of $10.1 million. These non-cash gain adjustments were partially offset by $14.3 million for the write-down of inventory, $5.3 million stock-based compensation expense, $3.7 million in depreciation and amortization, and $1.4 million impairment of property and equipment. Changes in operating assets and liabilities were primarily driven by increases of $32.5 million in inventory balances, $20.1 million in accrued liabilities, $5.8 million in accounts payable, and decreases of $8.1 million in prepayments for vehicle inventory, production equipment, other supplier deposits and D&O insurance, and $6.0 million in contract liabilities.

Cash Flows from Investing Activities

Net cash provided by investing activities was $188.1 million for the year ended December 31, 2023, as compared to $216.2 million net cash used in investing activities for the year ended December 31, 2022. The cash flows provided by investing activities was primarily driven by $145.3 million in proceeds from maturities of short-term investments and $67.0 million in proceeds for the sale of short-term investments offset by $16.6 million in the purchase of short-term investments and $7.8 million for property and equipment purchases. The cash flows used in investing activities for the year ended December 31, 2022 was primarily driven by $352.2 million in the purchase of short-term investments, $14.1 million for property and equipment purchases and $8.5 million investment in Raven S1, offset by $159.3 million in proceeds from maturities of short-term investments.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.4 million for the year ended December 31, 2023, as compared to $14.3 million for the year ended December 31, 2022. The cash flows used by financing activities for the year ended December 31, 2023 were driven primarily by $0.2 million payment towards the finance lease liability and $0.2 million for the net share settlement of equity awards. The cash flows used by financing activities for the year ended December 31, 2022 were driven primarily by a $6.4 million payment towards the repurchase of common stock as treasury stock, a $3.7 million payment towards the acquisition of the remaining 49.5% of Hyzon Europe, a $3.1 million payment towards the Horizon IP Agreement, $0.6 million for the net share settlement of equity awards and $0.4 million payment towards the finance lease liability.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments to make future payments as of December 31, 2023 (in thousands):

	Total	2024	2025	2026	2027	2028 and thereafter
Operating Lease Obligations (1)	8,725	2,186	1,782	1,366	769	2,622
Binding Commitments (2)	5,963	5,963	—	—	—	—
	$14,688	$8,149	$1,782	$1,366	$769	$2,622

(1)The minimum lease payments for operating lease obligations. The operating leases relate to real estate and vehicles. No asset is leased from any related party.
(2)Binding commitments are for raw materials, joint venture agreements, joint development agreements and various other types of contracts. The obligations to purchase FCEV components are either non-cancellable or partially cancellable.

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

In China, the Company granted extended payment terms to customers, which resulted in the Company concluding collection of all of the consideration under the contract is not probable. As a result, the contract existence criteria under ASC 606 is not met and revenue is recognized to the extent of consideration received provided the amounts are non-refundable, the Company has transferred control of the goods or services to which the consideration relates, the Company has stopped transferring goods or services, and there is no obligation to transfer additional services ("Alternative Method for Revenue Recognition"). Revenue is recognized under the Alternative Method of Revenue Recognition, which may not be in the same period that control of the related goods is transferred to the customers.
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

Leasing

In certain contracts with customers to provide upfit services including installation of the fuel cell powertrain, the Company may offer certain trade-in and buyback options of FCEVs to its end customers who purchase upfit services. Under these arrangements, the Company receives full payment shortly after the upfit FCEV is delivered, and its end customers subsequently have the option to trade-in for credit or sell the FCEV back for cash during an agreed upon period and for a predetermined value. Contracts with the option to trade-in or return a FCEV are accounted for as an operating lease in accordance with ASC 842 Leases (“ASC 842”) when its end customers have a significant economic incentive to exercise the trade-in or buyback option at contract inception. The estimate of an end customer’s economic incentive to trade-in or return the FCEV includes a comparison between the FCEV’s estimated market value at the time the option is exercisable and the predetermined value offered in the contract. The Company records operating lease revenue and depreciation expense for the leased assets, i.e., installed fuel cell powertrain, on a straight-line basis over the lease term. At the end of the lease, if the trade-in or buyback option is not exercised, the buyback liability will be recognized as revenue.

When the end customer does not have a significant economic incentive to exercise the trade-in or buyback option, or in contracts where no trade-in or buyback option are offered, the contract is accounted for as a product sale.

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

Private Placement Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

We account for the Private Placement Warrants (as defined in Item 8, Note 16. Stockholders' Equity), in connection with the Business Combination, as liabilities. In accordance with ASC 815, the Private Placement Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and remeasured at each reporting date.
Following the lapsing of certain transferability restrictions subsequent to the Business Combination, the features of the Private Placement Warrants became identical to the Public Warrants (as defined in Item 8, Note 16. Stockholders' Equity), except that so long as they are held by the sponsor of the Business Combination, the Private Placement Warrants are not redeemable by the Company. Due to these similarities, the estimated fair value of the Private Placement warrants is comparable to the fair value of the Public Warrants on a per warrant basis. However, we, with the assistance of third-party valuations, utilize the binomial lattice valuation model (“BLM”) to perform a comparison of the fair value of Private Placement Warrants to the Public Warrants as of each reporting date.

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

Impairment of Investments in Equity Securities

We own common shares, participation rights, and options to purchase additional common shares in certain private companies, which do not have a readily determinable fair value and are measured at cost minus impairment, if any, and are adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investments. We review these investments regularly to determine if impairment has occurred. We assess whether an impairment loss on these equity securities, which are primarily investments in privately held companies, has occurred based on qualitative factors such as the companies’ financial condition and business outlook, industry performance, regulatory, economic or technological environment, and other relevant events and factors affecting the investee companies. When indicators of impairment exist, we estimate the fair value of these equity securities using the market approach and/or the income approach. If any impairment is identified, we write down the investment to its fair value and record the corresponding charge through Other income (expense) on our Consolidated Statements of Operations and Comprehensive Loss. Estimating fair value requires judgment and use of estimates such as discount rates, forecasted cash flows, and market data of comparable companies, among others.

Impairment of Equity Method Investments

We have investments in various unconsolidated joint ventures accounted for using the equity method, minus impairment. Equity method investments are assessed for impairment when there are indicators of a loss in value, such as a lack of sustained earnings capacity or a current fair value less than the investment’s carrying amount. When it is determined such a loss in value is other than temporary, an impairment charge is recognized for the difference between the investment’s carrying value and its estimated fair value. When determining whether a decline in value is other than temporary, we consider various factors such as the duration and extent of the decline, the investee’s financial condition and near-term prospects, and our ability and intention to retain our investment for a period that will be sufficient to allow for any anticipated recovery in the value of the investment. The Company did not recognize any other-than-temporary impairment losses during the years ended December 31, 2023 and 2022.

Contingencies

As discussed in Item 8, Note 14. Commitments and Contingencies, to our consolidated financial statements, legal proceedings covering a wide range of matters are pending or threatened against us, and/or our subsidiaries, and/or our indemnities in various jurisdictions, including government investigations.

On January 12, 2022, the Company announced it received a subpoena from the United States Securities and Exchange Commission (“SEC”) for production of documents and information, including documents and information related to the allegations made in the September 28, 2021 report issued by Blue Orca Capital. The Company received two additional subpoenas in connection with the SEC’s investigation on August 5, 2022 and August 10, 2022. On October 31, 2022, the U.S. Attorney’s Office for the Southern District of New York (“SDNY”) notified the Company that it is also investigating these matters. The Company has received no further communications from the SDNY.

On September 26, 2023, the Company announced a final resolution, subject to court approval, of the SEC’s investigation. On that date, the SEC filed a complaint in the U.S. District Court for the Western District of New York naming the Company, Craig Knight, the Company’s former Chief Executive Officer and a former director, and Max C.B. Holthausen, a former managing director of the Company’s European subsidiary, Hyzon Motors Europe B.V., as defendants. Without admitting or denying the allegations in the SEC’s complaint, the Company consented to the entry of a final judgment, subject to court approval, that would permanently restrain and enjoin the Company from violating certain sections of and rules under the Exchange Act and the Securities Act, and would require the Company to pay a civil penalty of $25.0 million as follows: $8.5 million within 30 days of entry of the final judgment; (2) $8.5 million by December 31, 2024; and (3) $8.0 million within 730 days of entry of the final judgment. Mr. Knight and Mr. Holthausen also separately consented to the entry of final judgments, subject to court approval, resolving the SEC’s allegations. On January 16, 2024, the U.S. District Court for the Western District of New York entered the final judgment as to the Company, and on January 17, 2024 entered the final judgments as to Mr. Knight and Mr. Holthausen, concluding this litigation. The Company paid the first tranche of $8.5 million in January 2024 and will accrue interest on unpaid amount due after 30 days of the entry of the final judgment at a rate equal to the weekly average 1-year constant maturity Treasury yield, as published by the Board of Governors of the Federal Reserve System.

We and our subsidiaries record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. Much of the litigation is in its early stages, and litigation is subject to uncertainty. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, after assessing the information available to it: (i) we have not concluded that it is probable that a loss has been incurred in any pending litigation; (ii) we are unable to estimate the possible loss or range of loss for any pending cases; and (iii) accordingly, no estimated loss has been accrued except as stated otherwise in Item 8, Note 14. Commitments and Contingencies in the consolidated financial statements for unfavorable outcomes in these cases, if any. Legal defense costs are expensed as incurred.

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

Hyzon will remain an emerging growth company under the JOBS Act until the earliest of (a) the last day of Hyzon’s first fiscal year following the fifth anniversary of the closing of DCRB’s initial public offering, December 31, 2025, (b) the last date of Hyzon’s fiscal year in which Hyzon has total annual gross revenue of at least $1.235 billion, (c) the date on which Hyzon is deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which Hyzon has issued more than $1.0 billion in non-convertible debt securities during the previous three years.

Material Transactions with Related Parties

Horizon IP Agreement

In January 2021, the Company entered into an intellectual property agreement (the “Horizon IP Agreement”) with Jiangsu Qingneng New Energy Technologies Co., Ltd. and Shanghai Qingneng Horizon New Energy Ltd. (together, “JS Horizon”) both of which are subsidiaries of the Company’s ultimate parent, Horizon. Under the Horizon IP Agreement, JS Horizon assigned to the Company a joint ownership interest in certain intellectual property rights previously developed by JS Horizon (“Background IP”), and each of Hyzon and JS Horizon granted to the other, within such other party’s field of use, exclusive licenses under their respective joint ownership rights in the Background IP, as well as their rights in improvements made in the future with respect to such Background IP. Under that agreement, the Company also grants JS Horizon a perpetual non-exclusive license under certain provisional patent applications (and any patents issuing therefrom), as well as improvements thereto. On September 27, 2021, the Horizon IP Agreement was amended to add Jiangsu Horizon Powertrain Technologies Co. Ltd. (“JS Powertrain”) as a party. Under the terms of the Horizon IP Agreement, the Company paid JS Horizon and JS Powertrain $10.0 million as consideration for the rights it receives under the Background IP and improvements thereto. Of this sum, $6.9 million was paid in 2021 and the remaining $3.1 million was paid in February 2022.

The Company and Horizon signatories entered into a Second Amendment (the “Second Amendment”) to the Horizon IP Agreement effective September 22, 2023. Under the terms of the Second Amendment, the parties have agreed to certain amendments to the Horizon IP Agreement pertaining to their rights in and to hydrogen fuel cell intellectual property. The parties have also agreed to a term for the Horizon IP Agreement that shall expire on the seven-year anniversary of the effective date of the Second Amendment.

Related Party Payables and Receivables

Horizon Fuel Cell Technologies and Related Subsidiaries

The Company made deposit payments to Horizon and its subsidiaries to secure certain fuel cell components. The Company has cancelled certain orders that were previously made against this deposit balance, and the parties reached a resolution with Horizon and its affiliates and recorded a contract cancellation loss of $1.6 million in the Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023. As of December 31, 2023, the remaining deposit balance was $2.9 million and included within Prepaid expenses and other current assets in the Consolidated Balance Sheets.

Certain employees of Horizon and its subsidiaries provide research and development, staff training, and administrative services to the Company. Based on an analysis of the compensation costs incurred by Horizon and an estimate of the proportion of effort spent by such employees on each entity, an allocation of approximately $1.0 million is recorded in the Company’s Consolidated Statements of Operations and Comprehensive Loss related to such services for the year ended December 31, 2022. There were no such activities for the year ended December 31, 2023.

As of December 31, 2023, the related party payable, net to Horizon and its subsidiaries is $0.3 million. As of December 31, 2022, the related party receivable, net from Horizon and its subsidiaries was $6.1 million, primarily related to the divestiture of Hyzon Guangdong. In April 2023, the Company received $6.4 million to settle the related party receivable associated with the divestiture of Hyzon Guangdong.

Holthausen and Affiliates

The Company entered into a joint venture agreement in October 2020 to create Hyzon Europe with Holthausen Clean Technology Investments B.V. (“Holthausen”). In December 2022, the Company acquired the remaining 49.5% of the equity interests of Hyzon Europe from Holthausen. The Company paid €3.5 million (approximately $3.7 million in USD) in addition to €1.0 million (approximately $1.1 million in USD) paid in December 2021. As part of this transaction, the Company also transferred various inventory items to, and settled open related party balances with, Holthausen. In addition, the Company reassigned all of the assumed upfit service contracts, including after-sales obligations, back to Holthausen Clean Technology B.V. The Company now holds 100% ownership in Hyzon Europe.

The Company paid $0.5 million for the year ended December 31, 2022 to Carl Holthausen and Max Holthausen as managing directors of Hyzon Europe.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Hyzon Motors Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations since inception and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Rochester, New York
March 22, 2024

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$112,280	$60,554
Short-term investments	—	194,775
Accounts receivable	498	29
Unbilled receivable	1,599	—
Related party receivable	—	6,578
Inventory	28,811	35,553
Prepaid expenses and other current assets	9,335	15,365
Total current assets	152,523	312,854
Property, plant, and equipment, net	18,569	22,420
Right-of-use assets	4,741	9,181
Equity method investments	8,382	8,500
Investments in equity securities	763	15,030
Other assets	6,157	6,911
Total Assets	$191,135	$374,896
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,479	$13,798
Accrued liabilities	30,116	25,587
Related party payables	265	433
Contract liabilities	8,872	3,919
Current portion of lease liabilities	1,821	2,132
Total current liabilities	42,553	45,869
Long term liabilities
Lease liabilities	5,733	7,492
Private placement warrant liability	160	1,122
Earnout liability	1,725	10,927
Deferred income taxes	—	526
Accrued SEC settlement	8,000	—
Other liabilities	2,964	1,901
Total Liabilities	$61,135	$67,837
Commitments and contingencies (Note 14)
Stockholders’ Equity
Common stock, $0.0001 par value; 400,000,000 shares authorized, 245,081,497 and 244,509,208 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	25	25
Treasury stock, at cost; 3,769,592 shares as of December 31, 2023 and 2022, respectively.	(6,446)	(6,446)
Additional paid-in capital	380,261	372,942
Accumulated deficit	(242,640)	(58,598)
Accumulated other comprehensive loss	(514)	(153)
Total Hyzon Motors Inc. stockholders’ equity	130,686	307,770
Noncontrolling interest	(686)	(711)
Total Stockholders’ Equity	130,000	307,059
Total Liabilities and Stockholders’ Equity	$191,135	$374,896
The accompanying notes are an integral part of the consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenue	$295	$3,726
Operating expense:
Cost of revenue	15,656	23,320
Research and development	43,729	39,132
Selling, general, and administrative	121,164	114,073
Restructuring and related charges	7,765	—
Total operating expenses	188,314	176,525
Loss from operations	(188,019)	(172,799)
Other income (expense):
Change in fair value of private placement warrant liability	962	14,106
Change in fair value of earnout liability	9,202	92,834
Gain (loss) on equity securities	(14,267)	10,082
Foreign currency exchange loss and other expense, net	(1,402)	(549)
Investment income and interest income, net	9,006	2,339
Total other income (expense)	3,501	118,812
Loss before income taxes	$(184,518)	$(53,987)
Income tax expense (benefit)	(492)	526
Net loss	$(184,026)	$(54,513)
Less: Net gain (loss) attributable to noncontrolling interest	16	(22,327)
Net loss attributable to Hyzon	$(184,042)	$(32,186)

Comprehensive loss:
Net loss	$(184,026)	$(54,513)
Foreign currency translation adjustment	951	(1,921)
Net change in unrealized gain (loss) on short-term investments	(1,303)	1,303
Comprehensive loss	$(184,378)	$(55,131)
Less: Comprehensive income (loss) attributable to noncontrolling interest	25	(22,443)
Comprehensive loss attributable to Hyzon	$(184,403)	$(32,688)
Net loss per share attributable to Hyzon:
Basic	$(0.75)	$(0.13)
Diluted	$(0.75)	$(0.13)
Weighted average common shares outstanding:
Basic	244,774	248,040
Diluted	244,774	248,040
The accompanying notes are an integral part of the consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock Class A		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Hyzon Motors Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	247,758,412	$25	—	$—	$400,826	$(26,412)	$378	$374,817	$(4,752)	$370,065
Exercise of stock options	38,868	—	—	—	44	—	—	44	—	44
Stock-based compensation	—	—	—	—	5,332	—	—	5,332	—	5,332
Vesting of RSUs	428,190	—	—	—	—	—	—	—	—	—
Common stock issued for the cashless exercise of warrants	53,330	—	—	—	—	—	—	—	—	—
Repurchase of warrants	—	—	—	—	(31)	—	—	(31)	—	(31)
Net share settlement of equity awards	—	—	—	—	(645)	—	—	(645)	—	(645)
Unrealized gain on short-term investments	—	—	—	—	—	—	1,303	1,303	—	1,303
Deconsolidation of subsidiary	—	—	—	—	(813)	—	—	(813)	—	(813)
Repurchase of common stock	(3,769,592)	—	3,769,592	(6,446)	—	—	—	(6,446)	—	(6,446)
Acquisition of noncontrolling interest	—	—	—	—	(31,771)	—	(30)	(31,801)	26,485	(5,316)
Net loss attributable to Hyzon	—	—	—	—	—	(32,186)	—	(32,186)	—	(32,186)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(22,327)	(22,327)
Foreign currency translation loss	—	—	—	—	—	—	(1,804)	(1,804)	(117)	(1,921)
Balance at December 31, 2022	244,509,208	$25	3,769,592	$(6,446)	$372,942	$(58,598)	$(153)	$307,770	$(711)	$307,059
Exercise of stock options	16,000	—	—	—	18	—	—	18	—	18
Stock-based compensation	—	—	—	—	7,481	—	—	7,481	—	7,481
Vesting of RSUs	556,289	—	—	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(180)	—	—	(180)	—	(180)
Available-for-sale short-term investments:
Unrealized net gain on short-term investments	—	—	—	—	—	—	930	930	—	930
Reclassification to net loss	—	—	—	—	—	—	(2,233)	(2,233)	—	(2,233)
Net loss attributable to Hyzon	—	—	—	—	—	(184,042)	—	(184,042)	—	(184,042)
Net gain attributable to noncontrolling interest	—	—	—	—	—	—	—	—	16	16
Foreign currency translation income	—	—	—	—	—	—	942	942	9	951
Balance at December 31, 2023	245,081,497	$25	3,769,592	$(6,446)	$380,261	$(242,640)	$(514)	$130,686	$(686)	$130,000
The accompanying notes are an integral part of the consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash Flows from Operating Activities:
Net loss	$(184,026)	$(54,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,977	3,704
Stock-based compensation	7,481	5,332
Foreign currency transaction loss	1,332	—
Fair value adjustment of private placement warrant liability	(962)	(14,106)
Fair value adjustment of earnout liability	(9,202)	(92,834)
Loss (gain) on equity securities	14,267	(10,082)
Inventory write-downs	13,049	14,322
Loss on equity method investments	118	95
Impairment of property and equipment	1,316	1,416
Deferred income tax (benefit) expense	(492)	526
Accretion of discount on available-for-sale debt securities	(2,243)	(520)
Restructuring and related charges	7,487	—
Changes in operating assets and liabilities:
Accounts receivable	(475)	2,888
Unbilled receivable	(1,599)	—
Inventory	(4,831)	(32,461)
Prepaid expenses and other current assets	6,505	8,074
Other assets	348	(479)
Accounts payable	(12,314)	5,775
Accrued liabilities	4,332	20,133
Related party payables, net	6,416	365
Contract liabilities	6,123	(5,978)
Other liabilities	7,787	(754)
Net cash used in operating activities	(135,606)	(149,097)
Cash Flows from Investing Activities:
Purchases of property and equipment	(7,849)	(14,133)
Proceeds from sales of property and equipment	229	—
Investment in non-consolidated affiliates	—	(8,500)
Purchases of short-term investments	(16,594)	(352,202)
Proceeds from maturities of short-term investments	145,324	159,250
Proceeds from sale of short-term investments	66,985	—
Deconsolidation of subsidiary	—	(625)
Net cash provided by (used in) investing activities	188,095	(216,210)
Cash Flows from Financing Activities:
Payment under Horizon IP agreement	—	(3,146)
Exercise of stock options	18	44
Payment of finance lease liability	(237)	(417)
Repurchase of warrants	—	(31)
Net share settlement of equity awards	(180)	(645)
Repurchase of common stock as treasury stock	—	(6,446)
Acquisition of noncontrolling interest	—	(3,652)
Net cash used in financing activities	(399)	(14,293)
Effect of exchange rate changes on cash	(779)	(2,975)
Net change in cash, cash equivalents, and restricted cash	51,311	(382,575)
Cash, cash equivalents, and restricted cash — Beginning	66,790	449,365
Cash, cash equivalents, and restricted cash — Ending	$118,101	$66,790
Supplemental schedule of non-cash investing activities and financing activities:
Acquisition of noncontrolling interest included in operating assets	—	1,664
Deconsolidation of subsidiary in exchange for related party receivable, net of cash held	—	(5,889)
The accompanying notes are an integral part of the consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Basis of Presentation

Description of Business

Hyzon Motors Inc. (“Hyzon” or the “Company”), headquartered in Bolingbrook, Illinois, is commercializing its proprietary heavy duty (“HD”) fuel cell technology through assembling and upfitting HD hydrogen fuel cell electric vehicles (“FCEVs”) in the United States, Europe, and Australia. In addition, Hyzon builds and fosters a clean hydrogen supply ecosystem with leading partners from feedstocks through production, dispensing, and financing.

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

Liquidity and Going Concern

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

In accordance with ASC 205-40, Presentation of Financial Statements - Going Concern (“ASC 205-40”), the Company evaluates whether there are certain conditions and events, considered in the aggregate, which raise substantial doubt about the Company’s ability to continue as a going concern. In accordance with ASC 205-40, the Company’s analysis can only include the potential mitigating impact of the plans that have not been fully implemented as of the issuance date of these consolidated financial statements if (a) it is probable that these plans will be effectively implemented within one year after the date that the financial statements are issued, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company has incurred losses from operations since inception. Net cash used in operating activities was $135.6 million and $149.1 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company has $112.3 million in unrestricted cash and cash equivalents and $5.8 million in restricted cash. The Company incurred net losses of $184.0 million and $54.5 million for the years ended December 31, 2023 and 2022, respectively. Accumulated deficit amounts to $242.6 million and $58.6 million as of December 31, 2023 and 2022, respectively.

The Company has concluded that at the time of the filing, substantial doubt exists about its ability to continue as a going concern as the Company believes that its financial resources, existing cash resources and additional sources of liquidity are not sufficient to support planned operations beyond the next 12 months.

In order to reduce the cash used in operating activities, the Company implemented certain cost savings initiatives in late 2022 and the first half of 2023, as well as a restructuring plan in July 2023, as further discussed in Note 4. Restructuring and Related Charges. While these plans are anticipated to reduce cash outflows when compared to prior periods, the Company’s continued existence is dependent upon its ability to obtain additional financing, as well as to attain and maintain profitable operations by entering into profitable sales or service contracts and generating sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require significant funding to execute its long-term business plans. If the Company fails to raise additional funding in time or in a sufficient amount to meet its requirements, the Company may be required or compelled to pursue additional restructuring initiatives to preserve cash, working capital, and optionality.

The Company plans to improve its liquidity through a combination of equity and/or debt financing, alliances or other partnership agreements with entities interested in our technologies, and the liquidation of certain inventory balances. If the Company raises funds in the future by issuing equity securities, dilution to stockholders will occur and may be substantial. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of common stockholders. If the Company raises funds in the future by issuing debt securities, these debt securities could have rights, preferences, and privileges senior to those of common stockholders. The terms of any debt securities or borrowings could impose significant restrictions on the Company’s operations. The capital markets have experienced in the past, and may experience in the future, periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will continue to impact the cost of debt financing.

There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements and/or fuel cell technology advancement. If the Company cannot raise additional funds when needed or on acceptable terms, the financial condition, business prospects, and results of operations could be materially adversely affected. In addition, the Company is subject to, and may become a party to, a variety of litigation, other claims, suits, indemnity demands, regulatory actions, and government investigations and inquiries in the ordinary course of business. The outcome of litigation and other legal proceedings, including the other claims described under Legal Proceedings in Note 14. Commitments and Contingencies, are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us, which may not be covered in full or in part by insurance.

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

Risks and Uncertainties

The Company is subject to a variety of risks and uncertainties common to early-stage companies with a history of losses and are expected to incur significant expenses and continuing losses for the foreseeable future. The risks and uncertainties include, but not limited to, further development of its technology, marketing and distribution channels, further development of its supply chain and manufacturing, availability of hydrogen to our customers, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and the ability to secure additional capital to fund operations. For more information on risks and uncertainties related to the Company, refer to Part I, Item 1A., “Risk Factors” included within this Annual Report on Form 10-K.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation in the consolidated financial statements and the accompanying notes.

Orten Business Combination Cancellation

In June 2022, the Company entered into an agreement with the intention of acquiring 100% of outstanding ownership in Orten Betriebs GmbH and subsidiaries, and Orten Electric Trucks GmbH (collectively “Orten”). Subsequently, in September 2022, the Company terminated the agreement. As a result of the termination, the Company transferred consideration of €8.5 million (approximately $8.4 million in USD) to Orten consisting of €6.1 million (approximately $6.1 million in USD) in cash and €2.4 million (approximately $2.3 million in USD) in vehicle inventory. The cash consideration of €5.0 million (approximately $4.9 million in USD) was paid in 2022, the remaining balance was accrued and subsequently paid in January 2023. The amount of consideration transferred is included within Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022.

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

In China, the Company granted extended payment terms to customers, which resulted in the Company concluding collection of all of the consideration under the contract is not probable. As a result, the contract existence criteria under ASC 606 is not met and revenue is recognized to the extent of consideration received provided the amounts are non-refundable, the Company has transferred control of the goods or services to which the consideration relates, the Company has stopped transferring goods or services, and there is no obligation to transfer additional services ("Alternative Method for Revenue Recognition"). Revenue is recognized under the Alternative Method of Revenue Recognition, which may not be in the same period that control of the related goods is transferred to the customers (see Note 3. Revenue).

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

Leasing

In certain contracts with customers to provide upfit services including installation of the fuel cell powertrain, the Company may offer certain trade-in and buyback options of FCEVs to its end customer who purchase upfit services. Under these programs, the Company receives full payment shortly after the upfit FCEV is delivered, and its end customer subsequently has the option to trade-in for credit or sell the FCEV back for cash during an agreed upon period and for a predetermined value. Contracts with the option to trade-in or return a FCEV are accounted for as an operating lease in accordance with ASC 842 Leases (“ASC 842”) when its end customer has a significant economic incentive to exercise the trade-in or buyback option at contract inception. The estimate of the end customer’s economic incentive to trade-in or return the FCEV includes a comparison between the FCEV’s estimated market value at the time the option is exercisable and the predetermined value offered in the contract. The Company records operating lease revenue and depreciation expense for the leased assets, i.e., installed fuel cell powertrain, on a straight-line basis over the lease term. At the end of the lease, if the trade-in or buyback option is not exercised, the buyback liability will be recognized as revenue.

When the end customer does not have a significant economic incentive to exercise the trade-in or buyback option, or in contracts where no trade-in or buyback option are offered, the contract is accounted for as a product sale.

Accounts Receivable and Unbilled Receivable

Accounts receivable and unbilled receivable primarily arise from sales of FCEVs and fuel cell system related products and from providing services to customers in the normal course of business. They are stated at the amount billed or billable to customers, net of any allowance for credit losses. An allowance for credit losses accounts is established through a charge to Selling, general, and administrative (“SG&A”) expenses. The allowance is an estimate of the amount required to absorb probable losses on receivables that may become uncollectible. The receivables are written-off when amounts due are determined to be uncollectible. Since the date of inception, the Company has not experienced significant losses or past due amounts on trade and other receivables. As of December 31, 2023 and 2022, the Company recorded no allowance for credit losses.

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

Leases

The Company accounts for leases in accordance with ASC 842. The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a right-of-use ("ROU") asset and a lease liability (i.e., finance obligation) at the lease commencement date. For operating and finance leases, the lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date and is subsequently measured at amortized cost using the effective interest method. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

The Company has operating or finance leases for office space, research and development space, warehouse and manufacturing space. For finance leases, lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset results in straight-line rent expense over the lease term.

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

Restricted cash is pledged as security for letters of credit or other collateral amounts established by the Company for certain lease obligations, corporate credit cards, and other contractual arrangements. The Company presents restricted cash separately from unrestricted cash in the Consolidated Balance Sheets, included within Other assets. The Company had $5.8 million and $6.2 million in restricted cash as of December 31, 2023 and 2022, respectively.

Cash Equivalents

The Company’s cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash with original maturities of three months or less. Due to their short-term nature, the amortized cost of the Company’s cash equivalents approximate fair value. The Company had $75.3 million and $28.1 million in cash equivalents as of December 31, 2023 and 2022. Cash equivalents consists of certificates of deposit, commercial paper, and money market funds.

Short-term Investments

The Company has short-term investments in marketable debt securities with an original maturity of greater than three months, but less than one year. These securities include certificates of deposit, commercial paper, corporate debt, foreign government bonds, and U.S. Treasury bills. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. The Company’s marketable debt securities have been classified and accounted for as available-for-sale (“AFS”) marketable securities in accordance with ASC 326, Financial Instruments - Credit Losses. AFS securities are recorded at fair value as of each balance sheet date, with unrealized gains or losses included in Comprehensive loss and as a component of the Consolidated Statements of Operations and Comprehensive Loss. Gains and losses as a result of sales or maturity of securities are reclassified from previously unrealized gains and losses on short-term investments in Accumulated other comprehensive loss to Other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss.

For an AFS security with an amortized cost that exceeds its fair value, the Company first determines if it intends to sell or will more-likely-than-not be required to sell the security before the expected recovery of its amortized cost. If it intends to sell or will more-likely-than-not be required to sell the security, then the Company recognizes the impairment as a credit loss in the Consolidated Statements of Operations and Comprehensive Loss by writing down the security’s amortized cost to its fair value. If it does not intend to sell or it is not more-likely-than-not that it will be required to sell the security before the expected recovery of its amortized cost, the Company recognizes the portion of the impairment that is due to a credit loss, if any, in the Consolidated Statements of Operations and Comprehensive Loss through an allowance. The portion of the impairment that is due to factors other than a credit loss is recognized in Comprehensive loss in the Consolidated Statements of Operations and Comprehensive Loss as an unrealized loss. Accrued interest receivable is excluded from the estimate of credit losses (see Note 11. Short-term Investments).

Inventory

Inventories are stated at the lower of cost and net realizable value ("NRV"). Cost is determined using the first-in, first-out method ("FIFO") for all inventories. The Company writes down inventory for any excess or obsolescence, or when the Company believes that the net realizable value of inventories is less than the carrying value. As a result, inventory write-downs are recognized in Cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss (see Note 5. Inventory).

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

Years
Buildings and improvements	30 years
Leasehold improvements	5 years
Machinery and equipment	3 - 7 years
Software	3 - 5 years
Vehicles	5 years

Operating Lease Assets

Machinery and equipment also includes fuel cell powertrains accounted for as operating leases, where the Company has offered the option to trade-in for credit or sell the FCEV back for cash during an agreed upon period and for a predetermined value in which its customer's customer at the time of the order had a significant economic incentive to exercise. The Company generally depreciates the cost, less residual value, using the straight-line-method over the contractual period.

Investments in Equity Securities

The Company owns common shares, participation rights, and options to purchase additional common shares in certain private companies. The Company does not have control and does not have the ability to exercise significant influence over operating and financial policies of these entities. The investments do not have readily determinable fair value and thus the investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. Gain (loss) on equity securities are recorded in Other income (expense) on the Consolidated Statements of Operations and Comprehensive Loss (see Note 9. Investments in Equity Securities).

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

The Company recognizes its investments within Equity method investments in the Consolidated Balance Sheets and its equity in the investees' earnings (losses) on a one quarter lag in Foreign currency exchange loss and other expense, net in the Consolidated Statements of Operations and Comprehensive Loss (see Note 10. Investments in Non-consolidated Affiliates).

Fair Value Measurements

Financial assets and liabilities are categorized, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. Observable market data, when available, is required to be used in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement (see Note 13. Fair Value Measurements).

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and adjusted to the current fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in Other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss (see Note 16. Stockholders' Equity).

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

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in its consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the Consolidated Statements of Operations and Comprehensive Loss (see Note 12. Income Taxes).

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

For all transactions denominated in a currency other than a subsidiary’s functional currency, exchange rate gains and losses are recognized in earnings in the period incurred. Net foreign currency transaction losses of $1.1 million and $0.5 million were recorded for the years ended December 31, 2023 and 2022, respectively. These amounts are recorded in Foreign currency exchange loss and other expense, net in the Consolidated Statements of Operations and Comprehensive Loss.

Stock-based Compensation

Incentive plans that provide for the granting of stock-based compensation to employees, directors, and consultants are described in Note 15. Stock-based Compensation Plans. The Company recognizes compensation expense for its stock-based compensation programs, which can include stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”).

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

For PSUs, stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. In the period in which the qualifying event is probable, the Company will record a cumulative one-time stock-based compensation expense determined using the grant-date fair values.

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

The Company determined it is the primary beneficiary of Hyzon Foshan, with 51.0% control of shareholder voting, thereby giving the Company the power to direct activities of Hyzon Foshan. The Company also has exposure to the losses of the entity and the right to receive benefits from the entity that could potentially be significant to the entity as a result of its equity interest. The Consolidated Balance Sheets after elimination of any intercompany transactions and balances include assets of $0.3 million as of December 31, 2023 and 2022, respectively, and de minimis liabilities as of December 31, 2023 and 2022, respectively. The noncontrolling interest represents the other joint venture partners’ ownership interest in Hyzon Foshan.

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

The diluted net income (loss) per share attributable to common stockholders’ calculation recognizes the dilution that would occur if stock options, other stock-based awards or other contracts to issue common stock were exercised or converted into shares using the treasury stock method (see Note 18. Loss per Share).

Subsequent Events

The Company evaluates subsequent events at the date of the balance sheet as well as conditions that arise after the balance sheet date but before the consolidated financial statements are issued. The effects of conditions that existed at the balance sheet date are recognized in the consolidated financial statements. Events and conditions arising after the balance sheet date but before the consolidated financial statements are issued are evaluated to determine if disclosure is required to keep the consolidated financial statements from being misleading. To the extent such events and conditions exist, if any, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions (see Note 20. Subsequent Events).

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

Note 3. Revenue

The Company recognized $0.3 million in sales of FCEVs in the U.S. for the year ended December 31, 2023. For the year ended December 31, 2022, the Company recognized $3.7 million in sales of FCEVs in China, hydrogen fuel cell systems in the U.S. and upfit services in Europe.

During 2023 the Company entered into contracts with a customer to upfit internal combustion engine vehicles to FCEVs. The Company offered certain trade-in and buyback options of FCEVs to its end customer who purchase upfit services including fuel cell powertrain. Under these arrangements, the Company receives full payment shortly after the upfit FCEV is delivered, and the end customer subsequently has the option to trade-in for credit or sell the FCEV back for cash during an agreed upon period and for a predetermined value. As of December 31, 2023, $1.3 million reported as Unbilled receivable in the Consolidated Balance Sheets represents the amount the Company is entitled to collect upon the delivery of the FCEVs. Those contracts are accounted for as an operating lease when the end customer has a significant economic incentive to exercise the trade-in or buyback option at contract inception. For the year ended December 31, 2023, the Company recognized no operating lease revenue and no operating lease equipment depreciation expense. As of December 31, 2023, the Company had deferred $1.0 million of upfront lease related payments, $0.3 million of which was recorded in the Contract liabilities and $0.7 million of which was recorded in the Other liabilities in the Consolidated Balance Sheets. The upfront lease related payments will be recognized on a straight-line basis over the individual lease term.

In accordance with ASC 606, the Company is required to evaluate customers’ ability and intent to pay substantially all of the consideration to which the Company is entitled in exchange for the vehicles transferred to the customer, i.e., collectability of contracts with customers. The Alternative Method of Revenue Recognition has been applied to each customer contract in China.

The $2.5 million of revenue recognized from sales of FCEVs in China related to the delivery of 62 FCEVs for the year ended December 31, 2022. This amount is equal to the remaining consideration received after satisfying local government VAT obligations, as such amounts are non-refundable and the Company has transferred control of the 62 FCEVs to which the consideration relates and has stopped transferring goods or services to the customer. For the year ended December 31, 2022, the Company delivered 20 additional FCEVs to a different customer; however, no amounts were recognized as revenue as the consideration received was less than the amounts paid to satisfy local government VAT obligations. The Company continued to monitor the customers and evaluate the collectability criterion as of each reporting period. In early 2024, the Company entered into supplemental agreements with those Chinese customers. The supplemental agreements resulted in the payment of $1.1 million to the Company and the termination of the standard warranty obligations in the contracts . The $1.1 million was received by the Company in February 2024. The total cost of the 62 FCEVs delivered was recorded within Cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss in 2021 since control of such FCEVs was transferred to the customer prior to December 31, 2021. The total cost of $2.9 million related to the additional 20 FCEVs was recorded within Cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022 since control of such FCEVs was transferred at the time of delivery.

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

For the year ended December 31, 2023, one customer accounted for 100.0% of total revenue. For the year ended December 31, 2022, the Company's top two customers made up 67.0% and 20.8% of revenue, respectively.

Contract Balances

Contract liabilities relate to the advance consideration invoiced or received from customers for products and services prior to satisfying a performance obligation or in excess of amounts allocated to a previously satisfied performance obligation.
The current portion of contract liabilities is recorded within Contract liabilities in the Consolidated Balance Sheets and totaled $8.9 million and $3.9 million as of December 31, 2023, and 2022, respectively. The long term portion of contract liabilities is recorded within Other liabilities in the Consolidated Balance Sheets and totaled $3.0 million and $1.9 million as of December 31, 2023, and 2022, respectively. Certain customer contract liability balances may be refunded for cancelled contracts or unsuccessful FCEV trials.

Significant changes in the contract liabilities balances are as follows (in thousands):

	December 31, 2023	December 31, 2022
Contract liabilities - beginning of period	$5,820	$11,865
Increases during the period	6,268	287
Revenue recognized during the period included in contract liability balance	(295)	(3,670)
Net changes in liability for pre-existing contracts including refunds of customer payments	—	(2,088)
Impact of foreign currency translation	42	(574)
Contract liabilities - end of period	$11,835	$5,820

Remaining Performance Obligations

The transaction price associated with remaining performance obligations for commercial vehicles and other contracts with customers was $14.8 million as of December 31, 2023. The Company expects to recognize approximately 72% of its remaining performance obligations as revenue over the twelve months after December 31, 2023.

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

Restructuring costs including certain asset impairment are recorded in Restructuring and related charges in the Consolidated Statements of Operations and Comprehensive Loss as a component of loss from operations. Restructuring related liabilities are recorded within Accrued liabilities in the Consolidated Balance Sheets.

In July 2023, the Company’s board of directors approved a restructuring plan (the “Restructuring Program”) to improve operational effectiveness and cost reduction, including with respect to its workforce. Pursuant to the Restructuring Program, the Company expects to rationalize its global footprint, implement a shared service model for procurement and engineering, and transition to a third-party assembly model for FCEV upfit services. The Restructuring Program is expected to be completed by the end of the third quarter of 2024.

The Company expects to incur employee-related charges such as one-time severance payments, cash bonuses and stock-based compensation to retain employees. The Company modified the affected employees’ stock awards in a manner that would result in additional non-cash charges.

As a result of the Restructuring Program, the Company evaluated long-lived assets for impairment at Hyzon Motors Europe B.V. (“Hyzon Europe”). The Company compared the carrying amount of the asset group comprising the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the asset group. The estimated aggregate undiscounted cash flows were less than the carrying amount of the asset group. An impairment charge of $4.6 million ($2.8 million of right-of-use asset and $1.8 million of property, plant and equipment, net) was recorded during 2023, which represents the amount by which the carrying amount of the asset group exceeds the fair value of the assets, based on the expected discounted future cash flows attributable to those assets.

In the United States, the Company entered into a purchase and sale agreement with Fulcrum Holdings LLC (the “Buyer”) to sell its Rochester facility for $3.1 million. The closing of this sale will occur on or prior to April 30, 2024. As a result of the sale agreement, the Company moved its headquarters from Rochester, NY to Bolingbrook, IL. In connection with the closure of the Rochester facility and certain other U.S. restructuring decisions, the Company recorded a restructuring charge of $2.8 million for the year ended December 31, 2023.

Costs by type associated with the Restructuring Program consisted of the following (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Asset-related	$7,396	$—
Employee-related	369	—
Total	$7,765	$—

Note 5. Inventory

Inventory consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$11,380	$24,862
Work in process	9,918	10,691
Finished Goods	7,513	—
Total inventory	$28,811	$35,553

The Company writes down inventory for any excess or obsolescence, or when the Company believes that the net realizable value of inventories is less than the carrying value. A total of $13.0 million and $14.3 million in inventory write-downs was recognized for the year ended December 31, 2023 and 2022, respectively.

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Deposit for fuel cell components (Note 17)	$2,927	$6,092
Vehicle inventory deposits	262	2,074
Production equipment deposits	623	235
Other prepaid expenses	1,333	1,877
Prepaid insurance	3,827	3,201
VAT receivable from government	363	1,886
Total prepaid expenses and other current assets	$9,335	$15,365

Note 7. Property, Plant, and Equipment, net

Property, plant, and equipment, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Land and building	$2,823	$2,818
Machinery and equipment	12,420	15,832
Software	3,403	2,350
Leasehold improvements	3,306	2,123
Construction in progress	2,652	2,499
Total Property, plant, and equipment	24,604	25,622
Less: Accumulated depreciation and amortization	(6,035)	(3,202)
Property, plant and equipment, net	$18,569	$22,420

Depreciation and amortization expense totaled $4.0 million and $3.4 million for the years ended December 31, 2023 and 2022, respectively.

The Company recognized impairment charges of $1.8 million and $2.8 million for the year ended December 31, 2023 related to restructuring in Europe and U.S., respectively (see Note 4. Restructuring and Related Charges). There were no impairment charges related to restructuring for the year ended December 31, 2022.

Additionally, outside of the restructuring, the Company recorded impairment of other property and equipment of $1.3 million during the year ended December 31, 2023, which were recorded as $1.1 million in Research and development expense, and $0.2 million in Selling, general, and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss.

Note 8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Payroll and payroll related expenses	$5,261	$4,638
Accrued professional fees	2,411	10,016
Accrued product warranty costs	840	942
Accrued contract manufacturer costs	1,424	1,409
Accrued contract termination costs (Note 14)	470	2,688
Accrued Orten cancellation costs (Note 1)	—	1,192
Accrued SEC settlement (Note 14)	17,000	—
Other accrued expenses	2,710	4,702
Accrued liabilities	$30,116	$25,587

Note 9. Investments in Equity Securities

The Company owns common shares, participation rights, and options to purchase additional common shares in certain private companies. On a non-recurring basis, the carrying value is adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments in the same investee or an impairment.

The Company recorded a $14.3 million impairment loss related to the equity investment in Raven SR, Inc. (“Raven SR”) in Gain (loss) in equity securities in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023. In accordance with ASC 321, Investments - Equity Securities (“ASC 321”), the investment in Raven SR does not have a readily determinable fair value and is measured at cost minus impairment, which requires the Company to evaluate on an ongoing basis whether an investment has been impaired based on qualitative factors. The Company impaired Raven SR due to the investee's financial condition, liquidity position and access to capital resources. When indicators of impairment exist, quantitative measurements of the fair value of the equity investment are prepared using a market approach, which requires judgment and the use of unobservable inputs, including discount rates and comparable market data of private and public companies, among others. The fair value was determined utilizing a Monte-Carlo simulation model, accordingly deemed to be a Level 3 measurement in the fair value hierarchy. The most significant assumptions in the model included the transaction price of the underlying common shares at the measurement date, expected volatility, risk free rate, and certain assumptions around the likelihood, size, and timing of potential future equity raises by Raven SR. As of December 31, 2023, the valuation date, the Company determined the combined fair value of the investment in Raven SR’s common shares and options to be $0.8 million.

The Company recorded a $12.5 million gain related to the equity investment in Raven SR in Gain (loss) in equity securities in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022. The investment in Raven SR’s common shares and options was initially accounted for at cost of $2.5 million. In March 2022, there was an observable change in price of Raven SR’s common shares. The change in observable price of Raven SR’s common shares also results in a remeasurement of the investment in Raven SR’s options as of the date that the observable transaction took place. The fair value of the investment in Raven SR’s common shares was determined based on observable market prices of identical instruments in less active markets and is classified accordingly as Level 2 in the fair value hierarchy. Due to certain anti-dilution rights included in the options held by the Company, the fair value was determined utilizing a Monte-Carlo simulation model. Accordingly, this was determined to be a Level 3 measurement in the fair value hierarchy. The most significant assumptions in the model included the transaction price of the underlying common shares at the transaction date, expected volatility, risk free rate, and certain assumptions around the likelihood, size, and timing of potential future equity raises by Raven SR. As of March 31, 2022, the period end in which the observable change in price occurred, the Company determined the fair value of the investment in Raven SR’s common shares and options to be $6.5 million and $8.5 million, respectively.

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

The following table summarizes the total carrying value of held securities, measured as the total initial cost plus cumulative net gain (loss) (in thousands):

	December 31, 2023	December 31, 2022
Total initial cost basis	$4,948	$4,948
Adjustments:
Cumulative unrealized gain	12,530	12,530
Cumulative impairment	(16,715)	(2,448)
Carrying amount, end of period	$763	$15,030

The following table summarizes unrealized gain and impairment recorded in Other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss, which are included as adjustments to the carrying value of equity securities (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Unrealized gain on equity securities	$—	$12,530
Impairment	(14,267)	(2,448)
Total unrealized gain and impairment on equity securities	$(14,267)	$10,082

Note 10. Investments in Non-consolidated Affiliates

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

In December 2021, Hyzon China entered into a vehicle sales contract with Jiushuang (Shanghai) New Energy Technology Co., Ltd to deliver 20 FCEVs. These 20 FCEVs were delivered in the third quarter of 2022. Jiushuang (Shanghai) New Energy Technology Co., Ltd. is a parent of Jiushuang JVs.

The Jiushuang JVs sustained losses throughout 2023 and 2022, resulting in a loss position for the investment account as of December 31, 2023 and 2022. In accordance with ASC 323, Investments - Equity Method and Joint Ventures, the Company discontinued applying the equity method when the carrying amount was reduced to zero in the fourth quarter of 2022.

In February 2024, the Company's 25% equity interest in JSHYS JV was acquired by the JV partner. The Company received $0.1 million in exchange for its equity interest and no longer holds ownership in the JSHYS JV.

Raven SR S1 LLC

In December 2022, the Company, via its subsidiary, Hyzon Zero Carbon, Inc. (“HZCI”), entered into an agreement with Chevron and Raven SR, to invest in Raven SR S1 LLC (“Raven S1”). Raven S1 intends to develop, construct, operate and maintain a solid waste-to hydrogen generation production facility located in Richmond, California. The Company invested $8.5 million at closing, and the remaining $1.5 million is scheduled to be paid upon when construction of the facility is at least 50% complete and pre-commissioning activities have been initiated. The total $10.0 million investment represents approximately 20% ownership of Raven S1.

The Company’s equity method investment in Raven S1 does not have a readily determinable fair value. Such investments are evaluated for impairment when events and conditions occur that may have a significant adverse effect on the investment's fair value. Based on an assessment of these criteria, the Company determined that the investment in Raven S1 was not impaired as of December 31, 2023. Although the Raven S1 facility is still under construction and has experienced certain permitting and construction delays and over-runs, the remaining committed financing, along with anticipated additional financing, and continued construction and permitting activities is expected to result in a fully completed project. The Company continues to monitor and evaluate the status of the Raven S1 project on an ongoing basis, and should an impairment be identified, the Company will evaluate whether such impairment is other-than-temporary, which could result in an impairment charge.

Note 11. Short-term Investments

The Company did not have any short-term investments as of December 31, 2023.

The following table summarizes the Company's short-term investments as of December 31, 2022 (in thousands):

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments
Certificates of deposit	$38,703	$194	$—	$38,897
Commercial paper	26,198	205	—	26,403
Corporate debt securities	46,826	189	(33)	46,982
Foreign government bonds	37,453	348	—	37,801
U.S. Treasury bills	44,333	359	—	44,692
Total short-term investments	$193,513	$1,295	$(33)	$194,775

Note 12. Income Taxes

The Company is subject to income taxes in the U.S. and several non-U.S. jurisdictions. For the year ended December 31, 2023 there was an income tax benefit of $0.5 million and for the year ended December 31, 2022 there was a provision for income taxes of $0.5 million. The Company continues to generate tax losses, and the Company’s net deferred tax assets continue to be fully offset by a valuation allowance.

Income (loss) before income taxes is summarized as follows (in thousands):

	December 31, 2023	December 31, 2022
U.S.	$(129,862)	$12,388
Non-U.S.	(54,656)	(66,375)
Total	$(184,518)	$(53,987)

A reconciliation of the Company’s effective income tax rate is as follows:

	December 31, 2023	December 31, 2022
Federal tax at a statutory rate	21.0%	21.0%
Earnings taxed at other than Federal statutory rate	1.5	5.4
Section 162(m)	—	(0.2)
Change in fair value of private warrants	0.1	5.5
Change in fair value of earnout liability	1.1	36.1
SEC settlement	(2.9)	—
R&D and state credits	1.6	1.2
Other	(0.4)	0.5
Change in valuation allowance	(21.7)	(70.5)
Income tax provision benefit (expense)	0.3%	(1.0)%

Deferred income tax assets and liabilities are summarized as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred income tax assets:
Net operating loss carryforwards	$71,259	$47,817
Revenue recognition basis differences	4,021	4,118
Stock-based compensation	1,751	957
Lease liabilities	1,858	2,288
Tax basis in acquired IP	1,870	1,930
Capitalized research and development	12,341	3,796
Other accruals and reserves	4,230	3,745
Federal R&D credit	3,645	680
Investments in Raven SR	369	—
Valuation allowance	(99,879)	(60,343)
Deferred income tax assets - total	1,465	4,988
Deferred income tax liabilities:
Investments in Raven SR	—	(2,708)
Property and equipment	(381)	(606)
ROU assets	(1,084)	(2,200)
Deferred income tax liabilities - total	(1,465)	(5,514)
Deferred income tax liabilities, net	$—	$(526)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as carryforward tax losses. At December 31, 2023, the Company had U.S. federal, state and, foreign net operating loss carryforwards (“NOLs”) of $190.9 million, $13.0 million and $120.0 million, respectively, to be used to offset future taxable income. The entire $190.9 million of U.S federal losses and $101.5 million of foreign losses can be carried forward indefinitely; the remaining $18.5 million of foreign losses expire on various dates through 2028. The $13.0 million of state losses expire on various dates through 2043.

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

As required by ASC 740, the Company evaluated the positive and negative evidence bearing its ability to realize the deferred tax assets as of December 31, 2023. Realization of the Company’s net deferred tax assets is dependent upon the generation of future taxable income. The Company has incurred tax losses from inception and determined that it is more likely than not that the Company will not realize the benefits of federal, state and foreign net deferred tax assets. As such, a valuation allowance has been provided against each entity’s net deferred tax assets.

As of December 31, 2023, the Company reversed a deferred tax liability that was not expected to offset available deferred tax assets, which resulted in a reversal of the net deferred tax liability of $0.5 million.

The following table summarizes the activity related to the Company’s valuation allowances (in thousands):

	December 31, 2023	December 31, 2022
Valuation Allowances - beginning of period	$60,343	$23,005
Increase in reserve, net of foreign currency exchange impact	39,536	37,338
Valuation Allowances - end of period	$99,879	$60,343

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023, and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its positions. The Company is subject to income tax examinations by major taxing authorities in the countries in which it operates since inception.

Note 13. Fair Value Measurements

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

As of December 31, 2023 and 2022, the carrying amount of accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate estimated fair value due to their relatively short maturities.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:	$75,312	$—	$—	$75,312
Liabilities:
Warrant liability – Private Placement Warrants	$—	$160	$—	$160
Earnout shares liability	—	—	1,725	1,725

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:	$23,113	$4,992	$—	$28,105
Short-term investments:
Certificates of deposit	—	38,897	—	38,897
Commercial paper	—	26,403	—	26,403
Corporate debt securities	—	46,982	—	46,982
Foreign government bonds	—	37,801	—	37,801
U.S. Treasury bills	44,692	—	—	44,692
Liabilities:
Warrant liability – Private Placement Warrants	$—	$1,122	$—	$1,122
Earnout shares liability	—		10,927	10,927

Cash Equivalents

The Company’s cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash with original maturities of three months or less. As of December 31, 2023, the Company has $75.3 million invested in certificates of deposit. As of December 31, 2022, the Company had $28.1 million invested in commercial paper and money market funds. The Company classifies its investments in commercial paper as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

Short-term Investments

The Company’s short-term investments consisted of high-quality, investment-grade marketable debt securities and are classified as available-for-sale. The Company classifies its investments in certificates of deposit, commercial paper, corporate debt securities, and foreign government bonds as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

Private Placement Warrants

Following the lapsing of certain transferability restrictions subsequent to the Business Combination, the features of the Private Placement Warrants became identical to the Public Warrants (as defined in Note 16. Stockholders' Equity), except that so long as they are held by the sponsor of the Business Combination, the Private Placement Warrants are not redeemable by the Company. Due to these similarities, the estimated fair value of the Private Placement warrants was comparable to the fair value of the Public Warrants on a per warrant basis using level 2 inputs at December 31, 2023 and 2022.

Earnout to Common Stockholders

The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model. The inputs into the Monte-Carlo pricing model included significant unobservable inputs. The following table provides quantitative information regarding Level 3 fair value measurement inputs:

	December 31, 2023	December 31, 2022
Stock price	$0.90	$1.55
Risk-free interest rate	4.1%	4.2%
Volatility	91.0%	92.0%
Remaining term (in years)	2.54	3.54

The following table presents the changes in the liabilities for Private Placement Warrants and Earnout for the year ended December 31, 2023 (in thousands):

	Private Placement Warrants	Earnout
Balance as of December 31, 2022	$1,122	$10,927
Change in estimated fair value	(962)	(9,202)
Balance as of December 31, 2023	$160	$1,725

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

During the year ended December 31, 2023, the Company recognized impairment charges of $4.6 million ($2.8 million of right-of-use asset and $1.8 million of property, plant and equipment, net) in Europe and $2.8 million of property, plant and equipment, net in the U.S., as a result of restructuring (See Note 4. Restructuring and Related Charges).

Note 14. Commitments and Contingencies

Legal Proceedings

The Company is subject to, and may become a party to, a variety of litigation, other claims, suits, indemnity demands, regulatory actions, and government investigations and inquiries in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. The Company accrues for matters when we believe that losses are probable and can be reasonably estimated. As of December 31, 2023 and 2022, the Company accrued $0.5 million and $2.7 million, respectively in Accrued liabilities, as well as $25.0 million related to the resolution of the SEC investigation, of which $17.0 million is recorded in Accrued liabilities and $8.0 million in Accrued SEC settlement, in the Consolidated Balance Sheets relating to probable and estimable losses.

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

Shareholder Securities and Derivative Litigation

Three related putative securities class action lawsuits were filed between September 30, 2021 and November 15, 2021, in the U.S. District Court for the Western District of New York against the Company, certain of the Company’s current and former officers and directors and certain former officers and directors of DCRB (Kauffmann v. Hyzon Motors Inc., et al. (No. 21- cv-06612-CJS), Brennan v. Hyzon Motors Inc., et al. (No. 21-cv-06636-CJS), and Miller v. Hyzon Motors Inc. et al. (No. 21-cv-06695-CJS)), asserting violations of federal securities laws. The complaints generally allege that the Company and individual defendants made materially false and misleading statements relating to the nature of the Company’s customer contracts, vehicle orders, and sales and earnings projections, based on allegations in a report released on September 28, 2021, by Blue Orca Capital, an investment firm that indicated that it held a short position in the Company’s stock and which has made numerous allegations about the Company. These lawsuits have been consolidated under the caption In re Hyzon Motors Inc. Securities Litigation (Case No. 6:21-cv-06612-CJS-MWP), and on March 21, 2022, the court-appointed lead plaintiff filed a consolidated amended complaint seeking monetary damages. The Company and individual defendants moved to dismiss the consolidated amended complaint on May 20, 2022, and the court-appointed lead plaintiff filed its opposition to the motion on July 19, 2022. The court-appointed lead plaintiff filed an amended complaint on March 21, 2022, and a second amended complaint on September 16, 2022. Briefing regarding the Company and individual defendants’ anticipated motion to dismiss the second amended complaint was stayed pending a non-binding mediation among the parties, which took place on May 9, 2023. The parties did not reach a settlement during the May 9, 2023 mediation. On June 20, 2023, the court granted the lead plaintiff leave to file a third amended complaint, which was filed on June 23, 2023. The third amended complaint added additional claims. The Company filed a motion to dismiss on September 13, 2023, and DCRB and former DCRB officers, directors, and its sponsor filed a motion to dismiss on the same day. The lead plaintiff filed oppositions to the motions to dismiss on October 25, 2023, and defendants filed a reply on November 22, 2023. The parties are awaiting a ruling from the court.

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

On March 18, 2022, a putative class action complaint, Malork v. Anderson et al. (C.A. No. 2022-0260- KSJM), was filed in the Delaware Court of Chancery against certain officers and directors of DCRB, DCRB’s sponsor, and certain investors in DCRB’s sponsor, alleging that the director defendants and controlling stockholders of DCRB’s sponsor breached their fiduciary duties in connection with the merger between DCRB and Legacy Hyzon. The complaint seeks equitable relief and monetary damages. On May 26, 2022, the defendants in this case moved to dismiss the complaint. On August 2, 2022, the plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on August 15, 2022. Briefing on the motion to dismiss is now complete, and oral argument occurred on April 21, 2023. On July 17, 2023, the Delaware Court of Chancery denied the defendants’ motion to dismiss the complaint. In August 2023, the plaintiff in Malork subpoenaed Hyzon for various documentation in connection with the litigation against the named defendants. Hyzon is not a party to this litigation. The Company is currently challenging the validity of the subpoena. In addition, in December 2023, the Company paid $1.5 million dollars in legal fees of the named individual defendants pursuant to an indemnity agreement between DCRB and the named individual defendants.

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

On April 18, 2023, the Company received a demand for books and records pursuant to Section 220 of the Delaware General Corporation Law from a stockholder seeking to investigate possible breaches of fiduciary duty or other misconduct or wrongdoing by the Company's controlling stockholder, Hymas Pte. Ltd. (“Hymas”), Hyzon's Board of Directors (the "Board") and/or certain members of Hyzon's senior management team in connection with the Company's entrance into (i) an equity transfer agreement (the “Equity Transfer”) with certain entities affiliated with the Company, and (ii) the share buyback agreement with the Hymas (the “Share Buyback” and, together with the Equity Transfer, the “Transactions”) as reported by the Company in its Form 8-K filed on December 28, 2022.

The above proceedings are subject to uncertainties inherent in the litigation process. The Company cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any at this time.

Government Investigations

On January 12, 2022, the Company announced it received a subpoena from the SEC for production of documents and information, including documents and information related to the allegations made in the September 28, 2021 report issued by Blue Orca Capital. The Company received two additional subpoenas in connection with the SEC’s investigation on August 5, 2022 and August 10, 2022. On October 31, 2022, the U.S. Attorney’s Office for the Southern District of New York (“SDNY”) notified the Company that it was also investigating these matters. The Company has received no further communications from the SDNY.

On September 26, 2023, the Company announced a final resolution, subject to court approval, of the SEC’s investigation. On that date, the SEC filed a complaint in the U.S. District Court for the Western District of New York naming the Company, Craig Knight, the Company’s former Chief Executive Officer and a former director, and Max C.B. Holthausen, a former managing director of the Company’s European subsidiary, Hyzon Motors Europe B.V., as defendants. Without admitting or denying the allegations in the SEC’s complaint, the Company consented to the entry of a final judgment, subject to court approval, that would permanently restrain and enjoin the Company from violating certain sections of and rules under the Exchange Act and the Securities Act, and would require the Company to pay a civil penalty of $25.0 million as follows: $8.5 million within 30 days of entry of the final judgment; (2) $8.5 million by December 31, 2024; and (3) $8.0 million within 730 days of entry of the final judgment. Mr. Knight and Mr. Holthausen also separately consented to the entry of final judgments, subject to court approval, resolving the SEC’s allegations. On January 16, 2024, the U.S. District Court for the Western District of New York entered the final judgment as to the Company, and on January 17, 2024 entered the final judgments as to Mr. Knight and Mr. Holthausen, concluding this litigation. The Company paid the first tranche of $8.5 million in January 2024 and will accrue interest on unpaid amounts due after 30 days of the entry of the final judgment at a rate equal to the weekly average 1-year constant maturity Treasury yield, as published by the Board of Governors of the Federal Reserve System.

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

On July 28, 2023, Worthington Industries Poland SP.Z.O.O, a Hyzon Europe supplier, filed a complaint in the Amsterdam District Court in the Netherlands, against Hyzon Europe for breach of contract and obtained an attachment covering Hyzon Europe’s bank accounts. Accordingly, $1.2 million included in those Hyzon Europe's bank accounts are recorded as restricted cash in the Consolidated Balance Sheets. The complaint seeks damages from Hyzon Europe totaling €4.6 million (approximately $5.1 million in USD). The Company intends to vigorously defend itself against this claim. Regardless of outcome, such proceedings or claims can have an adverse impact on the Company because of legal defense and settlement costs, the Company’s obligations to indemnify third parties, diversion of resources, and other factors, and there can be no assurances that favorable outcomes will be obtained.

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

Equity Incentive Plan

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

On June 24, 2021, the 2021 Equity Incentive Plan (the “2021 Plan”) was approved by the Board of Directors, and subsequently approved by the stockholders on July 15, 2021. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs and performance awards to the Company’s employees, directors, and consultants. In connection with the Business Combination, 21,339,493 shares of Class A common stock subject to outstanding equity awards granted under the 2020 Plan were converted into equity awards under the 2021 Plan. As of December 31, 2023, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan is 11.9 million shares. The number of shares of common stock available for issuance under the 2021 Plan will also include an annual increase on the first day of each year beginning in 2022 and ending in 2031, equal to the lesser of (A) two and one-half percent of the shares outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Board of Directors.

Stock Options, RSUs, and PSUs

The following table summarizes the Company’s stock option, Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”) activity:

	Stock Options				RSUs		PSUs
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual (Years)	Aggregate Intrinsic Value (in 000s)	Number of RSUs	Weighted Average Grant Date Fair Value	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	19,536,904	$1.51	12.00	5,972	6,268,193	$2.81	—	$—
Granted	1,261,130	$1.37			9,664,681	$0.94	2,265,283	$0.95
Exercised or released	(16,000)	$1.13			(741,444)	$2.77	—	$—
Forfeited/Cancelled	(6,008,581)	$2.28			(1,509,092)	$2.73	—	$—
Outstanding at December 31, 2023	14,773,453	$1.20	10.37	—	13,682,338	$1.50	2,265,283	$0.95
Vested and expected to vest, December 31, 2023	14,773,453	$1.20	10.37	—	13,682,338	$1.50	2,265,283	$0.95
Exercisable and vested at December 31, 2023	12,928,626	$1.18	11.09	—	—	—	—	—

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

	2023	2022
Expected term of options (years)	1.0 to 3.0	1.0 to 3.0
Risk free interest rate	4.5 to 5.5%	1.6 to 3.1%
Volatility	91%	90%
Expected dividend	$0.00	$0.00

As of December 31, 2023, there was $0.8 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.57 years.

RSUs granted under the Company's equity incentive plans typically vest over a four or five-year period beginning on the date of grant. RSUs will be settled through the issuance of an equivalent number of shares of the Company's common stock and are equity classified. The total fair value of RSUs is determined based upon the stock price on the date of grant. As of December 31, 2023, unrecognized compensation costs related to unvested RSUs of $14.0 million is expected to be recognized over a remaining weighted average period of 2.41 years.

In 2023, the Company granted PSUs to certain members of management, which vest over a three-year period beginning on the date of grant. Subject to the achievement of performance goals during a performance period outlined by the Compensation Committee of the Board of Directors, upon vesting, the PSUs are exchanged for a number of shares of common stock equal to the target number of PSUs multiplied by a factor between 0% and 150%. The actual number of units that ultimately vest may equal, exceed, or be less than the targeted number of shares based on the level of achievement of performance goals over the performance period and continued employment with the Company. Performance goals are based on a combination of internal company, functional and individual employee performance metrics. The Company adjusts the expense recognized based on the likelihood of future achievement of the performance metric. If the performance metrics are not achieved by the outlined performance period, the awards are forfeited. The total fair value of PSUs is determined based upon the stock price on the date of grant. As of December 31, 2023, unrecognized compensation costs related to unvested PSUs of $1.8 million is expected to be recognized over a remaining weighted average period of 2.49 years.

Former Executives’ Awards

On November 12, 2020, included in the stock options discussed above, 11,075,000 options were granted to the Company’s former Executive Chairman which vest in two equal tranches and have a contractual term of 15 years. The first tranche vested on the grant date, are immediately exercisable, have an exercise price of $1.13 per share. The second tranche was forfeited in August 2023 upon the former Executive Chairman's resignation from the Company’s board of directors.

Additionally, on November 12, 2020, included in the stock options discussed above, 5,537,500 options were granted to the Company’s former Chief Executive Officer which have a contractual term of 15 years, are immediately exercisable, and have an exercise price of $1.13 per share.

Note 16. Stockholders' Equity

Common Stock

The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2023 and 2022, there were 245,081,497 and 244,509,208 shares of Class A common stock issued and outstanding, respectively.

Warrants

As of December 31, 2023 and 2022, there were 11,013,665 Public Warrants and 8,014,500 Private Placement Warrants, for a total of 19,028,165 warrants outstanding. Each whole warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as discussed below. Only whole warrants are exercisable. The warrants will expire on the earlier to occur of: (i) the fifth anniversary of the completion of the Company’s Business Combination, (ii) their redemption or (iii) the liquidation of the Company.

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

The Public Warrants are classified as equity and subsequent remeasurement is not required. The Private Placement Warrants are classified as liabilities and are initially recorded at their fair value, within warrant liability in the Consolidated Balance Sheets, and remeasured at each subsequent reporting date. Changes in the fair value of these instruments are recognized within Change in fair value of warrant liabilities in the Consolidated Statements of Operations and Comprehensive Loss.

The fair value of the Private Placement Warrants on July 16, 2021, in the amount of $19.4 million was recorded as a Warrant liability and a reduction to Additional paid-in capital in the Consolidated Balance Sheets. The change in fair value for the years ended December 31, 2023 and 2022, in the amount of $1.0 million and $14.1 million, respectively, is recorded as a reduction in Warrant liability in the Consolidated Balance Sheets and a gain from change in fair value of warrant liability in the Consolidated Statements of Operations and Comprehensive Loss.

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
During the year ended December 31, 2023 there were no cashless exercises of Ardour Warrants. As of December 31, 2023 and 2022, there were 170,048 Ardour Warrants outstanding, respectively.

Share Repurchase related to Divestiture of Hyzon Guangdong

On December 27, 2022, together with the execution of the Hyzon Guangdong divestiture, the Company entered into a share buyback agreement and repurchased 3.8 million shares of common stock from Hymas in exchange for $6.4 million in cash.

Hongyun Warrants

On November 23, 2021, Hyzon Motors Inc. entered into a warrant agreement to issue warrants (the “Hongyun Warrants”) to Hydro Fortune Logistics (Hong Kong) Co., Limited, a subsidiary of Shanghai Qingli Hongyun Motors Co. (“Shanghai Hongyun”), to purchase up to two million shares of Class A common Stock, $0.0001 par value per share, of Hyzon at an exercise price of $7.75 per share. The warrants become vested and exercisable as Shanghai Hongyun makes payment on the purchase price for such vehicles and are classified within equity. The vested and exercisable Hongyun Warrants will expire on December 31, 2028. No warrants were issued or vested during the years ended December 31, 2023 and 2022.

Note 17. Related Party Transactions

Horizon IP Agreement

In January 2021, the Company entered into an intellectual property agreement (the “Horizon IP Agreement”) with Jiangsu Qingneng New Energy Technologies Co., Ltd. and Shanghai Qingneng Horizon New Energy Ltd. (together, “JS Horizon”) both of which are subsidiaries of the Company’s ultimate parent, Horizon. Under the Horizon IP Agreement, JS Horizon assigned to the Company a joint ownership interest in certain intellectual property rights previously developed by JS Horizon (“Background IP”), and each of Hyzon and JS Horizon granted to the other, within such other party’s field of use, exclusive licenses under their respective joint ownership rights in the Background IP, as well as their rights in improvements made in the future with respect to such Background IP. Under that agreement, the Company also grants JS Horizon a perpetual non-exclusive license under certain provisional patent applications (and any patents issuing therefrom), as well as improvements thereto. On September 27, 2021, the Horizon IP Agreement was amended to add Jiangsu Horizon Powertrain Technologies Co. Ltd. (“JS Powertrain”) as a party. Under the terms of the Horizon IP Agreement, the Company paid JS Horizon and JS Powertrain $10.0 million as consideration for the rights it receives under the Background IP and improvements thereto. Of this sum, $6.9 million was paid in 2021 and the remaining $3.1 million was paid in February 2022.

The Company and Horizon signatories entered into a Second Amendment (the “Second Amendment”) to the Horizon IP Agreement effective September 22, 2023. Under the terms of the Second Amendment, the parties have agreed to certain amendments to the Horizon IP Agreement pertaining to their rights in and to hydrogen fuel cell intellectual property. The parties have also agreed to a term for the Horizon IP Agreement that shall expire on the seven-year anniversary of the effective date of the Second Amendment.

Related Party Payables and Receivables

Horizon Fuel Cell Technologies and Related Subsidiaries

The Company made deposit payments to Horizon and its subsidiaries to secure certain fuel cell components. The Company has cancelled certain orders that were previously made against this deposit balance, and the parties reached a resolution with Horizon and its affiliates and recorded a contract cancellation loss of $1.6 million in the Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023. As of December 31, 2023, the remaining deposit balance was $2.9 million and included within Prepaid expenses and other current assets in the Consolidated Balance Sheets.

Certain employees of Horizon and its subsidiaries provide research and development, staff training, and administrative services to the Company. Based on an analysis of the compensation costs incurred by Horizon and an estimate of the proportion of effort spent by such employees on each entity, an allocation of approximately $1.0 million is recorded in the Company’s Consolidated Statements of Operations and Comprehensive Loss related to such services for the year ended December 31, 2022. There were no such activities for the year ended December 31, 2023.

As of December 31, 2023, the related party payable, net to Horizon and its subsidiaries is $0.3 million. As of December 31, 2022, the related party receivable, net from Horizon and its subsidiaries was $6.1 million, primarily related to the divestiture of Hyzon Guangdong. In April 2023, the Company received $6.4 million to settle the related party receivable associated with the divestiture of Hyzon Guangdong.

Holthausen and Affiliates

The Company entered into a joint venture agreement in October 2020 to create Hyzon Europe with Holthausen Clean Technology Investments B.V. (“Holthausen”). In December 2022, the Company acquired the remaining 49.5% of the equity interests of Hyzon Europe from Holthausen. The Company paid €3.5 million (approximately $3.7 million in USD) in addition to €1.0 million (approximately $1.1 million in USD) paid in December 2021. As part of this transaction, the Company also transferred various inventory items to, and settled open related party balances with, Holthausen. In addition, the Company reassigned all of the assumed upfit service contracts, including after-sales obligations, back to Holthausen Clean Technology B.V. The Company now holds 100% ownership in Hyzon Europe.

The Company paid $0.5 million for the year ended December 31, 2022 to Carl Holthausen and Max Holthausen as managing directors of Hyzon Europe.

Note 18. Loss per Share

The following table presents the information used in the calculation of the Company’s basic and diluted net loss per share attributable to Hyzon common stockholders (in thousands, except per share data):

	December 31, 2023	December 31, 2022
Net loss attributable to Hyzon	$(184,042)	$(32,186)
Weighted average shares outstanding:
Basic	244,774	248,040
Effect of dilutive securities	—	—
Diluted	244,774	248,040
Net loss per share attributable to Hyzon:
Basic	$(0.75)	$(0.13)
Diluted	$(0.75)	$(0.13)
Potentially dilutive shares are excluded from the computation of diluted net loss per share when their effect is antidilutive. The potential dilutive securities are summarized as follows (in thousands):

	December 31, 2023	December 31, 2022
Restricted stock units	13,682	6,268
Performance stock units	2,265	—
Stock options with service conditions	13,001	12,227
Stock options for former CTO	1,772	1,772
Stock options with market and performance conditions	—	5,538
Private placement warrants	8,015	8,015
Public warrants	11,014	11,014
Earnout shares	23,250	23,250
Hongyun warrants	31	31
Ardour warrants	170	170

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

The following table presents supplemental balance sheet information related to leases (in thousands):

	December 31, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$4,741	$9,181
Operating lease liabilities	$(7,554)	$(9,387)
Finance leases:
Finance lease right-of-use assets	$—	$—
Finance lease liabilities	$—	$(237)
Weighted average remaining lease term:
Operating leases	5.5 years	6.0 years
Finance leases	—	0.4 years
Weighted average discount rate:
Operating leases	5.5%	5.6%
Finance leases	—%	7.0%

The components of the lease expenses are as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease cost	$2,377	$2,596
Variable lease (benefit) cost	44	$(45)
Finance lease cost:
Amortization of right-of-use assets	—	332
Interest on lease liabilities	3	31
Short-term lease cost	960	374
Total lease cost	$3,384	$3,288

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,516	$2,484
Operating cash flows from finance leases	$3	$31
Financing cash flows from finance leases	$237	$417
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$211	$2,035
Finance leases	$—	$—

The maturities of operating liabilities (excluding short-term leases) are as follows (in thousands):

December 31, 2023
Operating Leases
2024	$2,186
2025	1,782
2026	1,366
2027	769
2028 and thereafter	2,622
Total minimum lease payments	8,725
Less: imputed interest	1,171
Present value of lease obligations	7,554
Less: current portion	1,821
Long-term portion of lease obligations	$5,733

Note 20. Subsequent Events

Nasdaq Notices

On January 23, 2024, the Company received a new letter from The Nasdaq Stock Market notifying the Company that it no longer complies with the Bid Price Rule for continued listing on The Nasdaq Capital Market. The Bid Price Rule requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq's Compliance Period Rule provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice has no immediate effect on the listing of the Company’s Common Stock, which continues to trade on The Nasdaq Capital Market under the symbol “HYZN.”

In accordance with the Compliance Period Rule, the Company has 180 calendar days to regain compliance. If, at any time before the end of this 180-day period, or through July 22, 2024, the closing bid price of the Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to the Staff’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H), the Staff will provide written notification that the Company has achieved compliance with the Bid Price Rule. If the Company does not regain compliance during this 180-day period, then the Staff may grant the Company a second 180 calendar day period to regain compliance, provided the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the minimum bid price deficiency during the second compliance period, which may include, if necessary, implementing a reverse stock split.

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

Because of the inherent limitations, we do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all instances of fraud. Because of these inherent limitations there is a risk that material misstatements will not be prevented or detected on a timely basis.

Our Chief Executive Officer and Chief Financial Officer, in coordination with Company senior management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

In light of the material weaknesses described below, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the ineffectiveness of our disclosure controls and procedures, as well as material weaknesses in our internal control over financial reporting as of December 31, 2023, the consolidated financial statements for the periods covered by and included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with U.S. generally accepted accounting principles.

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

The Company’s management, under the oversight of our Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the framework Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the following material weaknesses:

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

•hired additional finance and accounting personnel over time to augment our accounting staff, as well as third-party resources with the appropriate technical accounting expertise;

•engaged with external consultants with public company and technical accounting experience to facilitate accurate and timely accounting closes and to accurately prepare and review the consolidated financial statements and related footnote disclosures;

•established a Disclosure Committee and implemented controls and procedures for the disclosure of company data and information, as well as roles, responsibilities, and approval authorities for formal review and sign off process;

•implemented a formal regional general manager consolidated financial statement review and certification process for each SEC filing;

•implemented the finance, inventory, and procurement modules of the enterprise resource planning system we use in the U.S.; and

•established a centralized training function and deployed various training programs globally, including but not limited to global revenue recognition training, SOX awareness training, and SOX Section 302 certification training.

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

As we work to improve our internal control over financial reporting, we will report regularly to the Company’s Audit Committee on the progress and results of the remediation plan, including the identification, status, and resolution of internal control deficiencies. We may modify our remediation plan and may implement additional measures as we continue to review, optimize, and enhance our financial reporting controls and procedures in the ordinary course. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. If we are unable to successfully remediate the material weaknesses, or if in the future we identify further material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated.

(d) Changes in Internal Control over Financial Reporting

Except for the remediation efforts related to the material weakness described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

N/A.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors
Our directors and executive officers, and their respective ages, are as follows:

Name	Age	Position
Executive Officers
Parker Meeks	42	Director and Chief Executive Officer
Stephen Weiland	45	Chief Financial Officer
Bappaditya Banerjee	55	Chief Operating Officer
Christian Mohrdieck	64	Chief Technology Officer
Sue Sun-LaSovage	58	Chief Human Resources Officer
John Zavoli	64	General Counsel and Chief Legal Officer

Non-Employee Directors
Erik Anderson (4)	65	Director; Chairman
Dennis Edwards (1)(2)(3)(4)	53	Director
Andrea Farace (2)(3)(4)	68	Director; Vice-Chairman
Matthew Foulston (1)(2)	59	Director
Viktor Meng (3)(4)	49	Director
Elaine Wong (1)(3)(4)	48	Director

(1)Member of the Audit Committee.
(2)Member of the Compensation Committee.
(3)Member of the Nominating and Corporate Governance Committee.
(4)Member of the Environmental, Social, and Governance Committee.
Executive Officers

Parker Meeks. Mr. Meeks has served as Chief Executive Officer of Hyzon since March 2023 and a member of the Board since May 2023. Prior to this role, Mr. Meeks served as President and Interim Chief Executive Officer of Hyzon since August 2022, and as Chief Strategy Officer of Hyzon since June 2021. From November 2018 to January 2021, Mr. Meeks served as President, Infrastructure Sector for TRC Companies, a design and construction management business in transportation, renewable energy and water resources end markets. Prior to that, from February 2012 to October 2018, Mr. Meeks served as Partner of McKinsey & Company, a global management consulting services company that Mr. Meeks joined in July 2005. Mr. Meeks served as the Managing Partner of McKinsey & Company’s Houston office from June 2013 to June 2016. Mr. Meeks holds an M.B.A. degree in Finance from William Marsh Rice University and a B.S. degree in Electrical Engineering from Columbia University.

Stephen Weiland. Mr. Weiland has served as Chief Financial Officer of Hyzon since November 2023. From 2022 to 2023, Mr. Weiland served as Chief Financial Officer for BOOM Supersonic, a supersonic aircraft manufacturer. Prior to this role, from 2015 to 2022, Mr. Weiland worked at Caterpillar, a manufacturer of construction, mining, and other equipment, where he served as Division CFO of the Integrated Components & Solutions division from 2020 to 2022 and Division CFO of the Cat Digital division from 2018 to 2020. From 2015 to 2018, Mr. Weiland was a Director in Caterpillar's Corporate Development group. Prior to his roles at Caterpillar, from 2012 to 2014, Mr. Weiland served as Director, Investment Banking at KPMG Corporate Finance, and prior to this role, served as an investment banker at various institutions and as a public accountant. He holds an M.B.A. degree in Finance, Management & Strategy, and Accounting from the Northwestern University Kellogg School of Management, and a B.S. degree in Accountancy and minor in Technology & Management from the University of Illinois at Urbana-Champaign.

Bappaditya Banerjee. Dr. Banerjee has served as Chief Operating Officer of Hyzon since May 2023. From 2017 to April 2023, he served as Vice President, Mining Equipment, for GE Transportation (a Wabtec Company), a leading global provider of equipment, systems, digital solutions, and value-added services for the freight, rail, transit, mining, industrial, and marine applications. Dr. Banerjee led the Mining Equipment business, including market and product strategy, new technology development, sales and marketing, order to delivery, field service and quality, aftermarket sales, service, and remanufacturing operations for propulsion systems for electrification of mining trucks. He led Power Agnostic strategy for electric propulsion systems for compatibility with alternate and augmenting sources of power to diesel, from trolley systems, battery systems, and fuel cell systems. From 1997 to 2017, Dr. Banerjee served in progressing roles with Caterpillar, Inc. where, from 2015 to 2017, he served as Worldwide Product Head, Off-highway Trucks & Wheel Tractor Scrapers. He holds a Ph.D. in Mechanical Engineering from Purdue University, an M.B.A. from the University of Chicago, an M.S. degree in Mechanical Engineering from Binghamton University, and a B.E. degree in Mechanical Engineering from the Delhi College of Engineering in India.

Christian Mohrdieck. Dr. Mohrdieck has served as Chief Technology Officer of Hyzon since January 2024. From 2021 to 2023, Dr. Mohrdieck served as Chief Commercial Officer for cellcentric GmbH & Co. KG (“cellcentric”), a fuel cell company that was formerly known as Daimler Truck Fuel Cell GmbH & Co. KG. As Chief Commercial Officer for cellcentric, he led fuel cell research and design, as well as production and sales. Prior to this role, from 2012 to 2021, Dr. Mohrdieck served as CEO of Mercedes-Benz Fuel Cell GmbH, and Managing Director of Daimler Truck Fuel Cell GmbH & Co. KG, both of which are in the fuel cell business, and Director of Fuel Cell for Daimler AG. In those roles, Dr. Mohrdieck supported, developed and led Daimler’s fuel cell program, forming the foundation of cellcentric. Before this, Dr. Mohrdieck held various research and management positions of increasing responsibility for over two decades working within the Daimler AG family of companies. He holds a Ph.D. in Science (Solid State Physics) from Kiel University, Germany, where he also earned a Diploma of Physics degree.

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

John Zavoli. Mr. Zavoli has served as General Counsel and Chief Legal Officer of Hyzon since February 2021. From March 2020 to February 2021, Mr. Zavoli served as General Counsel, and from January 2020 to March 2020, as Assistant General Counsel, of Karma Automotive, an electric vehicle manufacturer and alternative energy mobility company. From January 2017 to May 2019, Mr. Zavoli served as Senior Vice President and Senior Corporate Counsel of Conduent Inc., a software company focused on delivering mission-critical services and solutions on behalf of businesses and governments. Prior to that, Mr. Zavoli served as Senior Vice President and Senior Corporate Counsel in the Law Department of Xerox Corporation, a print and digital document products and services provider, from August 2014 to January 2017, where he supported the StrataCare business unit and other Xerox services businesses. Prior to that, Mr. Zavoli served as Chief Financial Officer and General Counsel of StrataCare, LLC from December 2007 to August 2014, when StrataCare, LLC was acquired by Xerox Corporation and eventually spun off into Conduent Inc. Mr. Zavoli holds an LL.M. from Boston University School of Law, a J.D. from University of Illinois Chicago Law School, and B.S. degree in Accounting from the University of Illinois Chicago. He is a member of the California and Illinois Bars.

Non-Employee Directors

Erik Anderson. Mr. Anderson has served as a member of the Board since July 2021, and as Chairman of the Board since August 2023. Mr. Anderson served as Chief Executive Officer of Decarbonization Plus Acquisition Corporation (“DCRB”) from September 2020 to July 2021 and as a member of the DCRB board of directors from October 2020 to July 2021. Mr. Anderson founded WRG, a collaboration of leading investment firms providing integrated capital solutions to the global innovation economy, in 2002 and has served as Chief Executive Officer of WRG since its inception. In 2018, Mr. Anderson became executive chairman and now serves as CEO and chairman of Singularity University (now Singularity Education Group), a company that offers executive educational programs, a business incubator and innovation consultancy service. Mr. Anderson is also the Vice Chairman of Topgolf Calloway Brands Corp. (NYSE: MODG), a global sports and entertainment company. Mr. Anderson has received numerous honors, including the Ernst & Young Entrepreneur of the Year Award. In 2018 and 2017, Mr. Anderson was honored by Goldman Sachs as one of their Top 100 Most Intriguing Entrepreneurs. In 2019 and 2018, Mr. Anderson was ranked by Golf Inc. as the No. 3 most powerful person in the golf industry after being ranked No. 8 in 2017. Mr. Anderson is Vice-Chairman of ONEHOPE, a cause-centric consumer brand and technology company, and is the founder of America’s Foundation for Chess, currently serving 160,000 children in the United States with its First Move curriculum. Mr. Anderson serves on the board of Play Magnus, an interactive chess app. In 2019, Mr. Anderson became a member of the board of Pro.com, a leader in the home improvement experience industry. His investment experience includes being partner at Frazier Healthcare Partners, Chief Executive Officer of Matthew G Norton Co. and Vice President at Goldman, Sachs & Co. Mr. Anderson was recognized early in his career as one of the top “40 under 40” young achievers and emerging leaders by Seattle’s Puget Sound Business Journal. Mr. Anderson holds a master’s and bachelor’s degree in Industrial Engineering from Stanford University and a bachelor’s degree (Cum Laude) in Management Engineering from Claremont McKenna College.

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

Andrea Farace. Mr. Farace has served as a member of the Board since May 2023, and as Vice Chairman since August 2023. Since January 2024, Mr. Farace serves on the advisory committee of the UK Association of Foreign Banks. Since 2022, Mr. Farace has served on the board of HBL Bank UK Ltd, a full service banking institution regulated by the UK PRA and the FCA, where he is currently Chairman. In addition, he currently serves (since 2020) on the Board of Wirecard Card Solutions Limited, a formerly FCA licensed e-money institution now in voluntary liquidation, and the Board of Ptech Holdings GmbH (since 2023), a privately held electronic rating and credit analysis provider for the financial services sector. From March 2020 to December 2021, Mr. Farace served as Executive Vice President at Wirecard Card Solutions Limited, where he was responsible since June 2020 for all Wirecard Group divestitures globally working for the court appointed Administrator of the Wirecard AG group. Previously, from December 1999 to February 2020, Mr. Farace held several senior positions at Citigroup Inc., including as Head of, or Chief Operating Officer of, several businesses including Citi Holdings, Citi Transaction Services, Citi CEEMEA region, Citi Japan Investment Banking and Global Investment Banking, among others. Mr. Farace holds a bachelor's degree in Statistical, Demographic and Actuarial Sciences from the Università di Roma, and an M.B.A. from Columbia Business School.

We believe Mr. Farace is qualified to serve on the Board based on his experience with institutional investors and financial markets providing a deep understanding of capital markets.

Matthew Foulston. Mr. Foulston has served as a member of the Board since July 2023. Mr. Foulston is an accomplished financial executive with extensive international experience and has served as the CFO for three publicly listed companies. From 2020 to 2022, Mr. Foulston served as Executive Vice President and CFO of Covetrus, a $4.6 billion animal health distribution, software, and e-commerce company. Previously, from 2016 to 2019, Mr. Foulston served as Executive Vice President and CFO of Treehouse Foods, a manufacturer of packaged foods and beverages, and from 2014 to 2016 as CFO of Compass Minerals. Prior to that, Mr. Foulston spent over 25 years in the automotive sector, including as Senior Vice President, Operations/Corporate Finance and Investor Relations for Navistar, and Vice President and CFO of Navistar Truck, Senior Vice President and CFO for Mazda North America, as well as in various finance and strategy roles of increasing responsibility for Ford Motor Company. Mr. Foulston holds a B.S. degree in Economics from Loughborough University in the United Kingdom.

We believe Mr. Foulston is qualified to serve on the Board based on his extensive financial, executive, and international experience in addition to over 25 years in the automotive/commercial truck industries.

Viktor Meng. Mr. Meng has served as a member of the Board since July 2021, and as a member of the Board of Legacy Hyzon since August 2020. Mr. Meng has served as the Managing Director of Bscope Ltd., part of the Piëch-Nordhoff family office, which is focused on the management and execution of the long term strategic and sustainability interests of the Piëch-Nordhoff family, since March 2012 and Bscope Pte Ltd since 2017. One of the family office’s investment vehicles holds shares in Horizon Fuel Cell Technologies Pte. Ltd. Prior to co-founding Bscope, Mr. Meng prepared the entry of Porsche Holding GmbH, Europe’s largest automobile distribution and retailing company at the time, into the rapidly growing Chinese market as an independent consultant from 2002 to 2003. Mr. Meng worked as a Consultant at Haarmann Hemmelrath in Shanghai from 2001 to 2002 and at United Management Technologies in New York and London from 1999 to 2001, advising on corporate efficiency and alignment. Mr. Meng holds a B.S. (summa cum laude) in Business Administration from the State University of New York at Stony Brook and an MSc in Management from the London School of Economics.

We believe Mr. Meng is qualified to serve on the Board due to his expertise gained from serving as a member of Legacy Hyzon’s board of directors, and his nearly two decades of experience in global direct and venture investment.

Elaine Wong. Ms. Wong has served as a member of the Board since July 2021. Ms. Wong is a co-founder and a partner of H+ Partners, which was formed in 2021 to make private equity investments in companies that accelerate decarbonization, with a particular emphasis on companies in the hydrogen ecosystem. Prior to that, she co-founded Hydrogen Capital Partners in 2019 and co-founded HAO Capital, a China-focused Growth Equity Fund in June 2006. Ms. Wong worked at The Carlyle Group as an Associate in Washington, DC from July 1999 to August 2001 and as a Senior Associate in Hong Kong from June 2003 to June 2006. Prior to that, from August 1997 to July 1999, Ms. Wong worked as an Analyst at Arthur D. Little’s chemicals practice in Cambridge, MA. Ms. Wong holds an M.B.A. from Stanford Graduate School of Business and a B.S. (Chemical Engineering) from MIT.

We believe Ms. Wong is qualified to serve on the Board due to her over 20 years’ business experience in the private equity sector, her knowledge of the hydrogen energy economy and her experience serving on the boards of numerous companies that have gone on to become publicly listed companies.

Director Independence; Controlled Company Exemption

The Board determined that each of the directors other than Mr. Meeks qualifies as an independent director of the board or directors, as defined under the Nasdaq listing rules, and the board of directors consists of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the Audit Committee, as discussed below.

Prior to December 20, 2023, Hymas and its affiliates controlled a majority of the voting power of the Class A common stock of the Company. As a result, for most of 2023, we were a “controlled company” under Nasdaq rules. As a controlled company, we may elect not to comply with certain Nasdaq corporate governance requirements, including those that would require:

•the Board to have a majority of independent directors;

•that Hyzon establish a compensation committee comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•that Hyzon have independent director oversight of Hyzon’s director nominations.

Hyzon has not relied on any of these exemptions (including with respect to the requirement for a majority of independent directors) while it was a controlled company.

On December 20, 2023, Horizon completed a restructuring that resulted in (i) Hymas selling or otherwise distributing shares of Class A common stock of the Company and options to purchase shares of common stock, and (ii) Horizon selling, issuing, or distributing options to purchase shares of common stock (the “distribution and sale”). Following the distribution and sale, the Company is no longer majority-owned by Hymas or Horizon or any other single shareholder or group of shareholders. As a result, the Company is no longer a controlled company under applicable Nasdaq rules.

Role of Board in Risk Oversight

One of the key functions of the Board is informed oversight of our risk management process. The Board administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure, and has the responsibility to consider and discuss Hyzon’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. Hyzon’s compensation committee also assesses and monitors whether Hyzon’s compensation plans, policies and programs comply with applicable legal and regulatory requirements. Hyzon’s nominating and corporate governance committee provides oversight with respect to corporate governance and monitors the effectiveness of Hyzon’s corporate governance policies and principles. Hyzon's environmental, social and governance ("ESG") committee provides oversight with respect to Hyzon's environmental, social and governance matters.

Board Committees

The Board established an audit committee, a compensation committee, an ESG committee, and a nominating and corporate governance committee. The Board adopted charters for the audit, compensation, ESG, and nominating and corporate governance committees, which charters comply with the applicable requirements of Nasdaq rules. We intend to comply with future requirements to the extent they will be applicable to us. Copies of the charters for the audit committee, the compensation committee, the ESG, and the nominating and corporate governance committee are available on the investor relations portion of our website at www.hyzonfuelcell.com. Each committee has the composition and responsibilities described below.

Audit Committee
Our Audit Committee consists of Matthew Foulston, Dennis Edwards, and Elaine Wong. Ki Deok (“KD”) Park was previously on the Audit Committee as a financial expert prior to his resignation effective January 31, 2023. Ivy Brown previously served as Audit Committee chair until July 2023. Ms. Brown did not stand for re-election in the Annual Meeting of Shareholders on August 23, 2023. The Board determined that each member of the Audit Committee satisfies the independence requirements of the Nasdaq listing rules and Rule 10A-3 under the Exchange Act. Each member of the Audit Committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the Board examined each Audit Committee member’s scope of experience and the nature of their prior and/or current employment. During the 2023 fiscal year, our Audit Committee held 20 meetings.

Matthew Foulston serves as the chair of the Audit Committee. The Audit Committee determined that Matthew Foulston qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq listing rules. In making this determination, the Audit Committee considered Mr. Foulston's formal education and previous experience in financial roles. Both our independent registered public accounting firm and management periodically meet privately with our Audit Committee.

The major functions of the Audit Committee include, among other things:
•evaluating the performance, independence and qualifications of our independent auditors, determining their compensation and whether to retain our existing independent auditors or engage new independent auditors;

•reviewing our financial reporting processes and disclosure controls;

•reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

•    reviewing the adequacy and effectiveness of our internal control policies and procedures, including the agenda, responsibilities, priorities, plan and staffing of our internal audit function;

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

•    establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees or any provider of accounting-related services of concerns regarding questionable accounting and auditing matters and review of submissions and the treatment of any such complaints;

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

Compensation Committee

Our Compensation Committee consists of Matthew Foulston, Dennis Edwards, and Andrea Farace. Matthew Foulston serves as the chair of the Compensation Committee. The Board has determined that each member of the Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfies the independence requirements of Nasdaq. During the 2023 fiscal year, the Compensation Committee held 15 meetings.

The functions of the Compensation Committee include, among other things:
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

•    making recommendations to the Board regarding the adoption or amendment of equity and cash incentive plans, and approving such plans or amendments thereto to the extent authorized by the Board;

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

•    reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections, indemnification agreements, and any other material agreements for our executive officers;

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

The composition and function of the Compensation Committee comply with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. We will seek to comply with future requirements to the extent they become applicable to us.

ESG Committee
Our ESG Committee consists of Dennis Edwards, Erik Anderson, Viktor Meng, Andrea Farace, and Elaine Wong. Dennis Edwards serves as the chair of the ESG Committee. The Board has determined that each member of the ESG Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfies the independence requirements of Nasdaq. During the 2023 fiscal year, the ESG Committee held 3 meetings.

The functions of the ESG committee include, among other things:
•recommending to the Board the Company’s overall general strategy concerning environmental, health and safety, corporate social responsibility, sustainability, philanthropy, diversity, equity and inclusion, community issues, political contributions, lobbying, and other public policy matters relevant to the Company;

•    overseeing the Company’s policies, practices and performance and manage the reporting standards with respect to ESG matters;

•    reporting to the Board current and emerging topics relating to ESG matters listed below that may affect the business, operations, performance, or public image of the Company, or that are pertinent to us and our stakeholders in support of our evolving global business;

•    environmental impact on air, land, water, ecosystems, and human health that may be created by business activities, with a view toward avoiding or minimizing such impact;

•    social matters, including promoting health and safety, creating a diverse workforce, encouraging labor-management relations, protecting human rights in our supply chain and focusing on product integrity, in order to increase morale and reduce turnover and absenteeism; and

•    governance matters, particularly addressing diversity and inclusion.

Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance (“NomGov”) Committee consists of Elaine Wong, Dennis Edwards, Andrea Farace, and Viktor Meng. Elaine Wong serves as the chair of the NomGov Committee. The Board has determined that each member of our NomGov Committee satisfies the independence requirements of Nasdaq. During the 2023 fiscal year, the NomGov Committee held 5 meetings.

The functions of the NomGov Committee include, among other things:
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

•    advising and making recommendations to the Board on corporate governance matters; and

•    reviewing annually the NomGov Committee charter and recommending any proposed changes to the Board, including undertaking an annual review of its own performance.

The composition and function of the NomGov Committee comply with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. We will seek to comply with future requirements to the extent they become applicable to us.

Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that serves as a member of Hyzon's Board or compensation committee.

Limitation on Liability and Indemnification of Directors and Officers
Our Charter limits our directors’ liability to the fullest extent permitted under the Delaware General Corporation Law (“DGCL”). The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:
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

Delaware law, our Charter, and the Company’s Bylaws, provide that the Company will, in certain situations, indemnify directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

In addition, the Company entered into separate indemnification agreements with directors and officers. These agreements, among other things, require Hyzon to indemnify its directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of Hyzon’s directors or officers or any other company or enterprise to which the person provides services at Hyzon’s request. Currently, Hyzon is indemnifying certain directors and officers for legal fees incurred in connection with the various litigation and the related SEC investigation.

Hyzon maintains a directors’ and officers’ insurance policy pursuant to which Hyzon’s directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe these provisions in the Charter, the Bylaws, and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.
Code of Business Conduct and Ethics for Employees, Executive Officers, and Directors

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), applicable to all employees, executive officers, directors, and independent contractors. The Code of Conduct is available on our website at www.hyzonfuelcell.com. Our website and the information contained on our site is not deemed to be incorporated by reference in, and is not considered a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only. The NomGov Committee of the Board is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers, and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the SEC. To our knowledge, based solely on a review of copies of such reports furnished to us by our officers and directors, we believe that, during the fiscal year ended December 31, 2023, there were no failures to timely file reports by persons required to file reports under Section 16(a) of the Exchange Act, except with respect to one Form 4 for Mr. Matthew Foulston and one Form 4 for Mr. Farace (each reporting two transactions), due to inadvertent administrative errors by the Company.

Item 11. Executive Compensation
This section provides an overview of Hyzon’s executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

Hyzon’s Compensation Committee, in consultation with the board of directors, determines the compensation for Hyzon’s named executive officers. For the year ended December 31, 2023, Hyzon’s named executive officers were:
•Parker Meeks, Director and Chief Executive Officer (Former President and Interim Chief Executive Officer);

•Stephen Weiland, Chief Financial Officer;

•Bappaditya Banerjee, Chief Operating Officer;

•Pat Griffin, President, North America (Former President of Vehicle Operations); and

•Jiajia Wu, SVP, Finance and Accounting (Former Interim Chief Financial Officer)

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

2023 Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (A)	All Other Compensation ($) (B)	Total ($)
Parker Meeks (1)	2023	594,231	252,450	2,216,666	16,500	3,079,847
Director and Chief Executive Officer	2022	482,308	160,779	799,019	15,250	1,457,356
Stephen Weiland (2)	2023	65,769	—	889,311	2,596	957,676
Chief Financial Officer	2022	—	—	—	—	—
Bappaditya Banerjee (3)	2023	261,539	—	752,000	18,308	1,031,847
Chief Operating Officer	2022	—	—	—	—	—
Pat Griffin (4)	2023	376,923	135,000	480,000	16,500	1,008,423
President of North America	2022	361,704	26,433	489,000	15,250	892,387
Jiajia Wu (5)	2023	408,654	169,500	655,035	16,500	1,249,689
SVP, Finance and Accounting	2022	—	—	—	—	—
(1)Mr. Meeks became Chief Executive Officer of Hyzon effective March 2023. Prior to that role, Mr. Meeks served as President and Interim Chief Executive Officer of Hyzon since August 2022 and Chief Strategy Officer since June 2021.
(2)Mr. Weiland commenced employment with and became Chief Financial Officer of Hyzon effective November 2023.
(3)Dr. Banerjee commenced employment with and became Chief Operating Officer of Hyzon effective May 2023.
(4)Mr. Griffin became President of North America effective April 2023 prior to which he served as President of Vehicle Operations. In June 2023, Mr. Griffin ceased to serve as an executive officer of the Company.
(5)Ms. Wu served as Interim Chief Financial Officer and Chief Accounting Officer of Hyzon from April 2023 until November 2023. Prior to that role, she served as Chief Accounting Officer since September 2021. In November 2023, Ms. Wu assumed the role of SVP, Finance and Accounting and ceased to serve as an executive officer of the Company.

(A)Stock Awards

Amounts in this column represent the aggregate grant date fair value of restricted stock unit awards ("RSU") and, for certain names executive officers, performance stock unit awards ("PSU") at target computed in accordance with ASC 718. See Note 15. Stock-based Compensation Plans to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock awards. For Messrs. Weiland and Banerjee this column represents the grant date fair value of RSUs. For Messrs. Meeks and Griffin and Ms. Wu, this column represents the grant date fair value of RSUs and PSUs (based on target performance). The maximum award for PSUs granted in 2023 is 150%. If the maximum level of performance is achieved for the PSUs granted in 2023, the grant date fair values would be as follows: Mr. Meeks: $2,493,750, Mr. Griffin: $360,000, and Ms. Wu: $299,520.

(B)All Other Compensation

Hyzon provides benefits to its named executive officers on the same basis as provided to all of its employees, including with respect to health, dental and vision insurance; life insurance; and access to a tax-qualified Section 401(k) plan. Hyzon does not maintain any executive-specific benefit or perquisite programs. For Messrs. Meeks, Weiland, Griffin, and for Ms. Wu, all other compensation amount for 2023 represents Hyzon's 401(k) contribution. In addition to Hyzon's 401(k) contribution, Hyzon provided Dr. Banerjee with a reimbursement of $6,000 for professional continuing education in 2023. In the Form 10-K for 2022 filed on May 31, 2023, the Company incorrectly reported all other compensation for Messrs. Meeks and Griffin. Such information was corrected above.

Additional Narrative Disclosure

Agreements with Hyzon’s Named Executive Officers

Hyzon has entered into employment agreements and other letter agreements with each of Messrs. Meeks, Weiland, Banerjee, Griffin, and Ms. Wu, with respect to their service with the Company.

Employment Agreement with Mr. Meeks

On June 7, 2021, Hyzon entered into an employment agreement with Mr. Meeks with respect to his service as Chief Strategy Officer of Hyzon. Mr. Meeks' current employment agreement, as amended and with respect to his service as Chief Executive Officer of Hyzon, provides Mr. Meeks with an annual base salary of $600,000, which was increased from $570,000 effective as of March 9, 2023, pursuant to an amendment dated March 15, 2023 between the Company and Mr. Meeks. Mr. Meeks is eligible to receive an annual cash bonus with an annual target of up to 100% of his annual base salary, which was increased from 70% of his annual base salary effective as of March 9, 2023, pursuant to an amendment dated March 15, 2023 between the Company and Mr. Meeks. Mr. Meeks also received one grant under the Company's 2021 Equity Incentive Plan (the "2021 Plan") in an amount equal to 496,160 restricted stock units, which vest in equal tranches over a four-year vesting schedule starting in 2021. In December 2022, Mr. Meeks received an additional equity award grant of 490,196 restricted stock units, which vest on the second anniversary of the grant date. Based on a recommendation by Pearl Meyer, in June 2023 the Compensation Committee approved a 2023 equity grant to Mr. Meeks of RSUs and PSUs, with an aggregate value of $3.5 million and an allocation of 75% PSUs and 25% RSUs. The parties agreed on the performance goals for the PSUs. Performance goals are based on a combination of internal company, functional and individual employee performance metrics. Based on a per share price of $1.50, 1,750,000 PSUs and 583,333 RSUs were granted to Mr. Meeks.

Mr. Meeks is also entitled to participate in Hyzon employee health/welfare and retirement benefit plans and programs as are made available to senior-level executives or employees generally.

Mr. Meeks’ employment agreement provides for “at-will” employment and, at any time, either Mr. Meeks or Hyzon may terminate the employment agreement, generally upon 60 days’ notice. Upon a termination of employment for any reason, Mr. Meeks is entitled to receive any earned, but unpaid base salary, any accrued and unused vacation and any owed reimbursements pursuant to the employment agreement. Upon a termination of employment by Hyzon without cause or by Mr. Meeks for good reason (as such terms are defined in the employment agreement), Mr. Meeks will also receive: (i) a lump sum payment equal to 12 months’ base salary plus the target bonus, multiplied by 2 (in the case of a qualifying change in control termination, as defined in the employment agreement) or $1.5 million (if there is not a qualifying change in control termination), (ii) reimbursement for continued medical benefits for a period of up to 18 months in connection with a qualifying termination (whether or not related to a change in control); and (iii) full vesting of all outstanding equity awards, including performance-based vesting (in the case of a qualifying change in control termination) or full vesting of all outstanding equity awards that are not performance based and vesting of a pro-rata portion of unvested equity awards that are performance based, which pro-rata portion shall be based on Mr. Meeks’ performance attainment measured against such target(s) as have been determined and approved by the Board or a committee thereof in consultation with the Board (if there is not a qualifying change in control termination).

Mr. Meeks’ employment agreement also contains certain restrictions, including a perpetual non-disclosure covenant with respect to confidential information, as well as customary non-competition and non-solicitation covenants by which Mr. Meeks is bound during his employment and for one year thereafter.

Employment Agreement with Mr. Weiland

Mr. Weiland was appointed Chief Financial Officer effective November 1, 2023. In connection with his appointment, on October 11, 2023, Hyzon entered into an employment agreement with Mr. Weiland with respect to Mr. Weiland's service as Chief Financial Officer of Hyzon.

Mr. Weiland's employment agreement provides for an annual base salary of $450,000, an annual target cash bonus opportunity of 70% of annual base salary and Mr. Weiland’s eligibility to receive an annual long-term incentive opportunity in an amount determined by the Company’s Board of Directors or a committee thereof. Mr. Weiland received a grant of 1,000,000 restricted stock units under the 2021 Plan that will vest equally over the course of four years, subject to Mr. Weiland’s continued employment, as well as a sign-on incentive consisting of a one-time grant of restricted stock units valued at $215,000 using a trailing 30-day volume weighted average price (“VWAP”) under the Company’s 2021 Plan, and vesting on the one-year anniversary of the grant date. On November 1, 2023, Mr. Weiland was granted 201,771 restricted stock units for the sign-on incentive.

Mr. Weiland is also entitled to participate in Hyzon employee health/welfare and retirement benefit plans and programs as are made available to senior-level executives or employees generally.

Mr. Weiland's employment agreement provides for “at-will” employment and, at any time, either Mr. Weiland or Hyzon may terminate the employment agreement, generally upon 60 days’ notice. Upon a termination of employment for any reason, Mr. Weiland is entitled to receive any earned, but unpaid base salary, any accrued and unused vacation and any owed reimbursements pursuant to the employment agreement. Upon a termination of employment by Hyzon without cause or by Mr. Weiland for good reason (as such terms are defined in the employment agreement), Mr. Weiland will also receive: (i) a lump sum payment equal to 18 months’ base salary (in the case of a qualifying change in control termination, as defined in the employment agreement) or 12 months’ base salary (if there is not a qualifying change in control termination), (ii) a pro-rata bonus for the year of termination, (iii) reimbursement for continued medical benefits for a period of up to 18 months in connection with a qualifying change in control termination or up to 12 months for a qualifying termination not in connection with a change in control and (iv) full vesting of outstanding equity awards under the 2021 Plan (in the case of a qualifying change in control termination) or accelerated vesting of outstanding equity awards under the 2021 Plan that would have vested during the 12 month period following termination had Mr. Weiland remained continuously employed by Hyzon (if there is not a qualifying change in control termination).

Mr. Weiland's employment agreement also contains certain restrictions, including a perpetual non-disclosure covenant with respect to confidential information, as well as customary non-competition and non-solicitation covenants by which Mr. Weiland is bound during his employment and for one year thereafter.

Employment Agreement with Dr. Banerjee

Dr. Banerjee was appointed Chief Operating Officer effective May 1, 2023. In connection with his appointment, on April 5, 2023, Hyzon entered into an employment agreement with Dr. Banerjee with respect to Dr. Banerjee's service as Chief Operating Officer of Hyzon.

The Agreement provides for an annual base salary of $400,000, an annual target cash bonus opportunity of 80% of annual base salary and Dr. Banerjee’s eligibility to receive an annual long-term incentive opportunity in an amount determined by the Company’s Board of Directors or a committee thereof. Dr. Banerjee received a grant of 750,000 restricted stock units under the Company’s 2021 Plan that will vest equally over the course of four years, subject to Dr. Banerjee’s continued
employment, as well as a sign-on incentive consisting of a one-time grant of 190,000 restricted stock units under the Company’s 2021 Plan, and vesting on the one-year anniversary of the grant date.

Dr. Banerjee is also entitled to participate in Hyzon employee health/welfare and retirement benefit plans and programs as are made available to senior-level executives or employees generally.

Dr. Banerjee's employment agreement provides for “at-will” employment and, at any time, either Dr. Banerjee or Hyzon may terminate the employment agreement, generally upon 60 days’ notice. Upon a termination of employment for any reason, Dr. Banerjee is entitled to receive any earned, but unpaid base salary, any accrued and unused vacation and any owed reimbursements pursuant to the employment agreement. Upon a termination of employment by Hyzon without cause or by Dr. Banerjee for good reason (as such terms are defined in the employment agreement), Dr. Banerjee will also receive: (i) a lump sum payment equal to 18 months’ base salary (in the case of a qualifying change in control termination, as defined in the employment agreement) or 12 months’ base salary (if there is not a qualifying change in control termination), (ii) a pro-rata bonus for the year of termination, (iii) reimbursement for continued medical benefits for a period of up to 18 months in connection with a qualifying change in control termination or up to 12 months for a qualifying termination not in connection with a change in control and (iv) full vesting of outstanding equity awards under the 2021 Plan (in the case of a qualifying change in control termination) or accelerated vesting of outstanding equity awards under the 2021 Plan that would have vested during the 12 month period following termination had Dr. Banerjee remained continuously employed by Hyzon (if there is not a qualifying change in control termination).

Dr. Banerjee's employment agreement also contains certain restrictions, including a perpetual non-disclosure covenant with respect to confidential information, as well as customary non-competition and non-solicitation covenants by which Dr. Banerjee is bound during his employment and for one year thereafter.

Employment Agreement with Mr. Griffin

On October 25, 2021, Hyzon entered into an employment agreement with Mr. Griffin with respect to Mr. Griffin's service as President of Vehicle Operations of Hyzon. The employment agreement provides Mr. Griffin with an annual base salary of $360,000. Mr. Griffin is eligible to receive an annual cash bonus with an annual target of up to 50% of his annual base salary. Mr Griffin's employment agreement was amended effective February 17, 2023 to name him as President, North America. His base salary was increased to $380,000 per annum. Mr. Griffin became eligible to receive an annual cash bonus with an annual target of up to 80% of his annual base salary. Mr. Griffin also received an equity award grant under the 2021 Plan in an amount equal to 80,000 restricted stock units, which vest in equal tranches over a four-year vesting schedule commencing upon the first anniversary of the grant date, subject to continued employment. In December 2022, Mr. Griffin received an additional equity award grant of 300,000 restricted stock units, which vest on the second anniversary of the grant date. In addition, based on a recommendation by Pearl Meyer, in June 2023 the Compensation Committee approved a 2023 equity grant to Mr. Griffin of RSUs and PSUs, with an aggregate value of $750,000 and an allocation of 50% PSUs and 50% RSUs. The parties agreed on the performance goals for the PSUs. Performance goals are based on a combination of internal company, functional and individual employee performance metrics. Based on a per share price of $1.50, 250,000 PSUs and 250,000 RSUs were granted to Mr.Griffin.

Mr. Griffin is also entitled to participate in Hyzon employee health/welfare and retirement benefit plans and programs as are made available to senior-level executives or employees generally.

Mr. Griffin’s employment agreement provides for “at-will” employment and, at any time, either Mr. Griffin or Hyzon may terminate the employment agreement, generally upon 60 days’ notice. Upon a termination of employment for any reason, Mr. Griffin is entitled to receive any earned, but unpaid base salary, any accrued and unused vacation and any owed reimbursements pursuant to the employment agreement. Upon a termination of employment by Hyzon without cause or by Mr. Griffin for good reason (as such terms are defined in the employment agreement), Mr. Griffin will also receive: (i) a lump sum payment equal to 18 months’ base salary (in the case of a qualifying change in control termination, as defined in the employment agreement) or 12 months’ base salary (if there is not a qualifying change in control termination), (ii) a pro-rata bonus for the year of termination, (iii) reimbursement for continued medical benefits for a period of up to 18 months in connection with a qualifying change in control termination or up to 12 months for a qualifying termination not in connection with a change in control and (iv) full vesting of outstanding equity awards under the 2021 Plan (in the case of a qualifying change in control termination) or accelerated vesting of outstanding equity awards under the 2021 Plan that would have vested during the 12 month period following termination had Mr. Griffin remained continuously employed by Hyzon (if there is not a qualifying change in control termination).

Mr. Griffin's employment agreement also contains certain restrictions, including a perpetual non-disclosure covenant with respect to confidential information, as well as customary non-competition and non-solicitation covenants by which Mr. Griffin is bound during his employment and for one year thereafter.

Employment Agreement with Ms. Wu

On August 21 2021, Hyzon entered into an employment agreement with Ms.Wu with respect to Ms. Wu's service as Chief Accounting Officer of Hyzon. Ms.Wu's current employment agreement, as amended and with respect to Ms. Wu's service as SVP, Finance and Accounting, provides Ms.Wu with an annual base salary, which was increased to $415,000 from $360,000 effective as of February 17, 2023 while Ms. Wu was serving as Interim Chief Financial Officer; and was further amended to $380,000 effective as of January 1, 2024. Ms.Wu is also eligible to receive an annual cash bonus with an annual target of a specified percentage of her base salary (which was increased to 80% from 40% effective as of February 17, 2023 while Ms. Wu was serving as Interim Chief Financial Officer and was further adjusted to 70% effective as of January 1, 2024). Ms. Wu received a special incentive bonus equal to $90,000 pursuant to an amendment dated January 30, 2023 to Ms. Wu’s employment agreement with the Company.

Pursuant to an amendment dated November 15, 2023 (the “November Amendment”) to Ms. Wu’s employment agreement with the Company, Ms. Wu is eligible to receive a special cash bonus of $125,000 ("Special Cash Bonus") in recognition of her efforts to timely file the Form 10-Q for 3Q 2023 and the Form 10-K for 2023, to be earned in the following tranches: 50% (or $62,500) to be earned upon the timely filing of the Company's Form 10-Q for 3Q 2023, and 50% (or $62,500) to be earned upon the timely filing of the Form 10-K for 2023. Pursuant to her original employment agreement, Ms. Wu received one grant under the 2021 Plan in an amount equal to 70,880 restricted stock units, which vest in equal tranches over a four-year vesting schedule starting in 2022. In December 2022, Ms. Wu received an additional equity award grant of 200,000 restricted stock units, which vest on the second anniversary of the grant date. Pursuant to the November Amendment, if Ms. Wu meets the requirements as set forth above for the Special Cash Bonus, Ms. Wu is eligible to receive a number of restricted stock units valued at $65,000 using a trailing 30-day volume weighted average price (“VWAP”) under the 2021 Plan, and vesting on the one-year anniversary of the grant date. In addition, based on a recommendation by Pearl Meyer, in June 2023 the Compensation Committee approved a 2023 equity grant to Ms. Wu of RSUs and PSUs, with an aggregate value of $625,000 and an allocation of 50% PSUs and 50% RSUs. The parties agreed on the performance goals for the PSUs. Performance goals are based on a combination of internal company, functional and individual employee performance metrics. Based on a per share price of $1.50, 208,000 PSUs and 208,000 RSUs were granted to Ms. Wu.

Ms.Wu is also entitled to participate in Hyzon employee health/welfare and retirement benefit plans and programs as are made available to senior-level executives or employees generally.

Ms. Wu's employment agreement provides for “at-will” employment and, at any time, either Ms. Wu or Hyzon may terminate the employment agreement, generally upon 60 days’ notice. Upon a termination of employment for any reason, Ms. Wu is entitled to receive any earned, but unpaid base salary, any accrued and unused vacation and any owed reimbursements pursuant to the employment agreement. Upon a termination of employment by Hyzon without cause or by Ms. Wu for good reason (as such terms are defined in the employment agreement), Ms. Wu will also receive: (i) a lump sum payment equal to 18 months’ base salary (in the case of a qualifying change in control termination, as defined in the employment agreement) or 12 months’ base salary (if there is not a qualifying change in control termination), (ii) a pro-rata bonus for the year of termination, (iii) reimbursement for continued medical benefits for a period of up to 18 months in connection with a qualifying change in control termination or up to 12 months for a qualifying termination not in connection with a change in control and (iv) full vesting of outstanding equity awards under the 2021 Plan (in the case of a qualifying change in control termination) or accelerated vesting of outstanding equity awards under the 2021 Plan that would have vested during the 12 month period following termination had Ms. Wu remained continuously employed by Hyzon (if there is not a qualifying change in control termination).

Ms.Wu's employment agreement also contains certain restrictions, including a perpetual non-disclosure covenant with respect to confidential information, as well as customary non-competition and non-solicitation covenants by which Ms.Wu is bound during her employment and for one year thereafter.

Outstanding Equity Awards at 2023 Fiscal Year End

The following table presents information regarding outstanding equity awards held by Hyzon’s named executive officers as of December 31, 2023.

			RSU Awards		PSU Awards
Name	Award Type	Grant Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested(6) ($)	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested(6) ($)
Parker Meeks	RSUs(1)	6/9/2021	124,040	111,016	—	—
	RSUs(4)	12/19/2022	490,196	438,725	—	—
	PSUs(2)	06/27/2023	—	—	1,750,000	1,566,250
	RSUs(3)	06/27/2023	583,332	522,082	—	—
Stephen Weiland	RSUs(3)	11/01/2023	1,000,000	895,000	—	—
	RSUs(5)	11/01/2023	201,771	180,585	—	—
Bappaditya Banerjee	RSUs(3)	05/02/2023	750,000	671,250	—	—
	RSUs(5)	05/02/2023	190,000	170,050	—	—
Pat Griffin	RSUs(3)	11/23/2021	40,000	35,800	—	—
	RSUs(4)	12/19/2022	300,000	268,500	—	—
	PSUs(2)	06/30/2023	—	—	250,000	223,750
	RSUs(3)	06/30/2023	250,000	223,750	—	—
Jiajia Wu	RSUs(3)	09/02/2021	35,440	31,719	—	—
	RSUs(4)	12/19/2022	200,000	179,000	—	—
	PSUs(2)	06/30/2023	—	—	208,000	186,160
	RSUs(3)	06/30/2023	208,000	186,160	—	—
	RSUs(3)	08/03/2023	100,000	89,500	—	—
	RSUs(5)	11/15/2023	67,010	59,974	—	—
(1)The RSUs granted to Mr. Meeks vest in four equal annual installments commencing upon the grant date, subject to continued employment.
(2)The PSUs granted to Messrs. Meeks and Griffin and Ms. Wu vest in three equal annual installments commencing upon the first anniversary of the grant date, subject to the level of achievement of the applicable performance metrics over a one-year performance period and continued employment. Payout values reflect target performance.
(3)The RSUs granted to Messrs. Meeks, Weiland, Banerjee, and Griffin and Ms. Wu vest in four equal annual installments commencing upon the first anniversary of the grant date, subject to continued employment.
(4)The RSUs granted to Messrs. Meeks and Griffin, and Ms. Wu vest on the second anniversary of the grant date, subject to continued employment.
(5)The RSUs granted to Messrs. Weiland, and Banerjee, and Ms. Wu vest on the first anniversary of the grant date, subject to continued employment.
(6)Market value is calculated by multiplying the closing market price of $0.895 for Hyzon common stock as of December 29, 2023 (the final trading day of the year), as reported by Nasdaq, by the number of stock units underlying the award.

Additional Narrative Disclosure

Retirement Benefits

Hyzon provides a tax-qualified Section 401(k) plan for all employees, including the named executive officers. Hyzon does not provide its employees, including its named executive officers, with any other retirement benefits, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans and nonqualified defined contribution plans.

Potential Payments Upon Termination or Change in Control

Pursuant to the employment agreement between Mr. Meeks and Hyzon, upon a termination of employment for any reason, Mr. Meeks is entitled to receive any earned, but unpaid base salary, any accrued and unused vacation and any owed reimbursements pursuant to the employment agreement. Upon a termination of employment by Hyzon without cause or by Mr. Meeks for good reason (as such terms are defined in the employment agreement and such termination, a “qualifying termination”), Mr. Meeks will also receive: (i) a lump sum payment equal to (A) two times the sum of Mr. Meek’s base salary and target bonus (if such qualifying termination occurs within the 3 month period prior to or 12 month period following a change, such termination a “qualifying change in control termination”) or (B) $1.5 million (if the qualifying termination is not a qualifying change in control termination), (ii) reimbursement for continued medical benefits for a period of up to 18 months in connection with a qualifying termination (both in the case of a qualifying termination that is a qualifying change in control and a qualifying termination that is not a qualifying change in control termination); and (iii) (A) full vesting of all outstanding equity awards or long term incentive awards, including performance-based awards (in the case of a qualifying change in control termination) or (B) full vesting of all outstanding time-based equity awards or long-term incentive awards and vesting of a pro-rata portion of unvested performance-based equity awards, which pro-rata portion shall be based on Mr. Meeks’ performance determined and approved by the Board or a committee thereof in consultation with the Board (if there is not a qualifying change in control termination).

Pursuant to the Company's employment agreement with each of Messrs. Weiland, Banerjee, Griffin, and Ms. Wu, upon a termination of employment by Hyzon without cause or by the executive for good reason, the executive will receive: (i) a lump sum payment equal to 18 months’ base salary (in the case of a qualifying change in control termination, as defined in the employment agreement) or 12 months’ base salary (if there is not a qualifying change in control termination), (ii) a pro-rata bonus for the year of termination, (iii) reimbursement for continued medical benefits for a period of up to 18 months in connection with a qualifying change in control termination or up to 12 months for a qualifying termination not in connection with a change in control and (iv) full vesting of outstanding equity awards under the 2021 Plan (in the case of a qualifying change in control termination) or 12 months’ accelerated vesting of outstanding equity awards under the 2021 Plan (if there is not a qualifying change in control termination).

Director Compensation

The Compensation Committee engaged Pearl Meyer, an executive compensation consulting firm, to assist in establishing a Non-Employee Director Compensation Program (the “Director Program”). The Company determined that using Pearl Meyer would help to ensure that the Director Program would align the directors’ interests with the long-term interests of stockholders, and that the structure of such compensation is simple, transparent, and easy for stockholders to understand. The Compensation Committee also considered whether the Director Program fairly compensates the Company’s directors considering of the size and scope of the Company. Employee directors do not receive additional compensation for their services as directors.

Pursuant to the former Director Program (effective until October 2023), each non-employee director of Hyzon was eligible to receive:
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

•An additional annual cash retainer of $30,000 for serving as Lead Independent Director. Note that as of August 2023 when Mr. Anderson became Chairman of the Board, Hyzon is no longer required to have a Lead Independent Director, so this position was eliminated in August 2023.

As of June 23, 2023, the Compensation Committee, to assist with recruitment of new directors, amended the compensation for newly appointed directors (such program for new directors, the “New Director Program”), including Messrs. Farace and Foulston, and any future directors of the Company. In October 2023, the Compensation Committee determined that the New Director Program would apply to all of Hyzon's directors, including current and future directors. Pursuant to the New Director Program, each non-employee director of Hyzon is eligible to receive:
•    An annual retainer of $75,000;

•    An annual retainer of $25,000 for the chair of the Audit Committee, $20,000 for the chair of the Compensation Committee, $15,000 for the chair of the ESG Committee and $15,000 for the chair of the NomGov Committee;

•    An annual retainer of $15,000 for members of the Audit Committee, $10,000 for members of the Compensation Committee, $5,000 for members of the ESG Committee and $5,000 for members of the NomGov Committee;

•    For new directors, an initial equity retainer with a value of $250,000 (payable in the form of stock options and restricted stock units, granted in connection with initial election to the Board);

•    An annual equity retainer with a value of $185,000 in connection with the annual stockholders meeting, split equally between non-qualified stock options and restricted stock units, that vests on the one-year anniversary of the grant;

•    An additional annual cash retainer of $75,000 for serving as Chairman of the Board;

•An additional annual cash retainer of $25,000 for serving as Vice Chairman of the Board; and

•    An additional annual cash retainer of $30,000 for serving as Lead Independent Director. Note that as of August 2023 when Mr. Erik Anderson became Chairman of the Board, Hyzon is no longer required to have a Lead Independent Director, so this position was eliminated in August 2023.

For director recruitment purposes, it was agreed that each of Messrs. Farace and Foulston, in addition to the updated values set forth above, shall be granted accelerated vesting on the initial equity grant, which means the initial 1/3 tranche vests immediately upon grant. Additionally, the RSUs and options granted to Messrs. Farace and Foulston shall be accelerated in the event of a change in control of Hyzon.

The Compensation Committee also determined that future annual equity retainers for current and newly appointed non-employee directors shall vest in full in the event of a change in control of Hyzon. It was further agreed in October 2023 to apply the accelerated vesting in the event of a change in control of Hyzon to all outstanding options and equity grants for directors.

Director Compensation Table
The following table shows the compensation received or earned by each of our non-employee directors in 2023:

2023	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Option Awards (3) ($)	All Other Compensation (4) ($)	Total ($)
Erik Anderson	105,000	69,811	92,500	—	267,311
Ivy Brown (5)	56,667	—	—	—	56,667
Dennis Edwards	101,042	69,811	92,500	—	263,353
Andrea Farace	104,667	194,248	217,500	—	516,415
Matthew Foulston	98,833	194,248	217,500	—	510,581
George Gu (6)	142,500	—	—	247,000	389,500
Viktor Meng	75,625	69,811	92,500	—	237,936
Ki Deok Park (7)	5,833	—	—	—	5,833
Elaine Wong	121,666	69,811	92,500	—	283,977
(1)Amount reflects the annual cash retainer and additional cash fees for service as a committee member and committee chair, which amounts are set forth above in our description of Director Compensation. The former Director Program was effective for all directors from the beginning of 2023 until October 2023 when the "New Director Program" became effective for all directors. Messrs. Farace and Foulston were subject to the New Director Program since each joined the Board. For Messrs. Farace and Foulston, the amount for 2023 includes a one-time signing cash bonus of $35,500 in July 2023 pursuant their director agreements, as amended.
(2)Amount reflects the aggregate grant date fair value of RSUs granted in 2023. Fair value is calculated using the closing price of Class A common stock as of the date of grant. As of December 31, 2023, each current director (other than Messrs. Farace and Foulston) had 64,138 RSUs outstanding. As of December 31, 2023, Messrs. Farace and Foulston each had 145,500 RSUs outstanding.
(3)Amount reflects the aggregate grant date fair value of option awards granted in 2023. As of December 31, 2023, each current director (other than Messrs. Farace and Foulston) had 148,930 option awards outstanding, and Messrs. Farace and Foulston had 281,903 option awards outstanding. In addition, Mr. Gu had 5,537,500 option awards outstanding.
(4)For Mr. Gu, the amount for 2023 all other compensation includes consultant arrangement related fees of $247,000.
(5)Ms. Brown's term as director ended as of the Annual Meeting of Stockholders on August 23, 2023 and Ms. Brown did not stand for re-election. As a result, Ms. Brown was no longer on the Board effective August 2023. Upon her resignation, the unvested equity awards previously granted to Ms. Brown were forfeited.
(6)Mr. Gu resigned from the Board effective August 2023. Upon his resignation, the unvested options previously granted to Mr. Gu were forfeited.
(7)Mr. Park resigned from the Board effective January 2023. Upon his resignation, the unvested equity awards previously granted to Mr. Park were forfeited.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company regarding the beneficial ownership of Class A common stock as of March 1, 2024 by:
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

The beneficial ownership of Class A common stock is based on 245,151,995 shares of Class A common stock issued and outstanding as of March 1, 2024. Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of Class A common stock beneficially owned by them.

Name and Address of Beneficial Owners	Number of Shares of Class A Common Stock Beneficially Owned	% of Outstanding Class A Common Stock
Five Percent Holders (1)
Horizon Fuel Cell Technologies Pte. Ltd.(2)	92,647,986	37.8%
Long Focus Capital Management, LLC (3)	19,617,244	8.0%
P.N. Generations LLP (4)	17,596,197	7.2%
Directors and Executive Officers
Erik Anderson (5)	744,236	*
Dennis Edwards (6)	290,489	*
Andrea Farace (7)	115,378	*
Matthew Foulston (7)	115,378	*
Viktor Meng (8)	391,416	*
Elaine Wong (9)	894,675	*
Parker Meeks (10)	239,864	*
Stephen Weiland (11)	—	*
Bappaditya Banerjee (12)	377,500	*
Pat Griffin (13)	29,270	*
Jiajia Wu (14)	25,106	*
All Directors and Executive Officers as a group (14 persons) (15)	3,522,549	1.4%
_________________
*Less than one percent.

(1)The Company is permitted to rely on the information reported by each beneficial owner in filings with the SEC and has no reason to believe that the information is incomplete or inaccurate or that the beneficial owner should have filed an amended report and did not.
(2)On December 20, 2023, Horizon Fuel Cell Technologies Pte. Ltd. ("Horizon") completed a restructuring that resulted in (i) Hymas selling or otherwise distributing shares of Class A common stock of the Company (“common stock”) and options to purchase shares of common stock, and (ii) Horizon selling, issuing, or distributing options to purchase shares of common stock (the “Distribution and Sale”). Following the Distribution and Sale, the Company is no longer majority-owned by Hymas or Horizon or any other single shareholder or group of shareholders. Prior to the Distribution and Sale, Hymas was the record holder of all of the shares, but following the Distribution and Sale, now Hymas and Horizon are the record holders of the shares. As reported in Schedule 13D/A filed on February 8, 2024, Hymas holds directly 33,596,967 shares and Horizon holds directly 59,051,019. Hymas is 75.83% owned indirectly by Horizon Fuel Cell Technologies Pte. Ltd. (“Horizon”), through its subsidiaries, including Jiangsu Horizon New Energy Technologies Co. Ltd., a company incorporated under the laws of the People’s Republic of China (“JS Horizon”), and Horizon Fuel Cell Technology (Hong Kong) Ltd., a company incorporated under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (“HFCT HK”). Horizon, by reason of its ownership of 61.86% of the voting securities of JS Horizon, JS Horizon’s ownership of 100% of the voting securities of HFCT HK, and HFCT HK’s ownership of 100% of the voting securities of Hymas, ultimately has the right to elect or appoint the members of the governing body of Hymas and, therefore, to direct the management and policies of Hymas. As a result, Horizon has voting and investment power over the securities of the Company held of record by Hymas. Such powers are vested in the Board of Directors of Horizon. Horizon disclaims beneficial ownership of the securities reported herein, except to the extent of its pecuniary interest therein. The address for Horizon and Hymas is Enterprise Hub, 48 Toh Guan Road East, Postal 608586, #05-124, Singapore. The address for JS Horizon is 302-309BOT Building A, New Environmental Materials Industrial Park, Huada Road, Jingang Town, Zhangjiagang City, Jiangsu, China. The address for HFCT HK is 11/F., Capital Centre, 151 Gloucester Road, Wanchai, Hong Kong.
(3)Long Focus Capital Management, LLC is the record holder of the shares. Based solely on information contained in the Schedule 13G (Amendment No. 2) filed with the SEC on March 1, 2024, Long Focus Capital Management, LLC, a Delaware single member limited liability company, and Long Focus Capital Master, LTD., a Cayman Islands limited company, report shared voting and shared dispositive power of 19,617,244 shares of Class A common stock and 14,065,829 shares of Class A common stock, respectively. John B. Helmers, a United States citizen, reports shared voting and shared dispositive power of 19,617,244 shares of Class A common stock. Additionally, Condagua, LLC, a Delaware single member limited liability company, and A. Glenn Helmers, a United States citizen, each report shared voting and shared dispositive power of 5,551,415 shares of Class A common stock. For Long Focus Capital Management, LLC, John B. Helmers, and Long Focus Capital Master, LTD., 250,000 of the shares of Class A common stock listed are comprised of Class A common stock that may be acquired by the reporting persons upon the exercise of warrants. For John B. Helmers, A. Glenn Helmers, and Condagua, LLC, 350,700 of the shares of Class A common stock listed are comprised of Class A common stock that may be acquired by the reporting persons upon the exercise of warrants. Long Focus Capital Management, LLC, John B. Helmers, and A. Glenn Helmers directly own no shares of of Class A common stock. A. Glenn Helmers controls Condagua, LLC. Pursuant to an investment management agreement, Long Focus Capital Management, LLC maintains investment and voting power with respect to the shares of Class A common stock held by Long Focus Capital Master, LTD. John B. Helmers controls Long Focus Capital Management, LLC, and maintains investment and voting power with respect to the shares of Class A common stock held by Condagua, LLC. Such information is as of the close of business on February 6, 2024. The business address of each of these entities, John B. Helmers and A. Glenn Helmers is 207 Calle Del Parque, A&M Tower, 8th Floor, San Juan, PR 00912.
(4)P.N. Generations LLP is the record holder of the shares. Based solely on information contained in the Schedule 13G filed with the SEC on December 22, 2023, P.N. Generations LLP, a company organized under the laws of the United Kingdom, owns and has the sole voting power over 17,596,197 shares. The business address of P.N. Generations LLP is Unit 3, Woodgrove Farm, Fulbrook Hill, Fulbrook, Oxfordshire, United Kingdom OX18 4BH. Viktor Meng, a director of Hyzon, is a partner of P.N. Generations LLP.
(5)WRG DCRB Investors, LLC is the record holder of 630,947 shares reported herein. WestRiver Management, LLC is the managing member of WRG DCRB Investors, LLC. Erik Anderson is the sole member of WestRiver Management, LLC and has voting and investment discretion with respect to the common stock held of record by WRG DCRB Investors, LLC. As such, each of WestRiver Management, LLC and Erik Anderson may be deemed to have or share beneficial ownership of the Class A common stock held directly by WRG. Each such entity or person disclaims any such beneficial ownership. The business address of each of these entities and Erik Anderson is 920 5th Ave, Ste 3450, Seattle, WA 98104. Additionally, Erik Anderson beneficially owns 33,864 shares of Class A common stock, and 79,425 shares of Class A common stock issuable upon the exercise of options within 60 days.
(6)Consists of 211,064 shares of Class A common stock, and 79,425 shares of Class A common stock issuable upon the exercise of options within 60 days.
(7)Consists of 43,662 shares of Class A common stock, and 71,715 shares of Class A common stock issuable upon the exercise of options within 60 days.
(8)Consists of 294,271 shares of Class A common stock, and 97,145 shares of Class A common stock issuable upon the exercise of options within 60 days.
(9)Consists of 815,250 shares of Class A common stock, and 79,425 shares of Class A common stock issuable upon the exercise of options within 60 days.
(10)Consists of 239,864 shares of Class A common stock.
(11)Mr. Weiland did not beneficially own any Class A common stock as of March 1, 2024.
(12)Consists of 377,500 shares of Class A common stock issuable upon the exercise of restricted stock units within 60 days.
(13)Consists of 29,270 shares of Class A common stock.
(14)Consists of 25,056 shares of Class A common stock and 50 shares of Class A common stock held indirectly through Ms. Wu's spouse.
(15)Consists of 2,410,897 shares of Class A common stock, 1,111,352 shares of Class A common stock issuable upon the exercise of options or restricted stock units within 60 days, and 300 shares of Class A common stock held indirectly through certain officers spouses.

Securities Authorized for Issuance Under Equity Compensation Plans

Approximately 11.9 million shares of Class A common stock have been reserved for issuance under the 2021 Plan.

The following table reflects information for our 2021 Plan as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(1)	(b)	(c)
Equity compensation plans approved by security holders	30,721,074	$1.20	11,860,115	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	30,721,074	$1.20	11,860,115

(1)Consists of 14,773,453 shares issuable upon exercise of options outstanding, 13,682,338 and 2,265,283 shares issuable upon vesting of outstanding RSUs and PSUs, respectively. The weighted average exercise price in column (b) does not take into account the RSUs or PSUs.
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

Ardour Subscription Agreement
In connection with the execution of the Business Combination Agreement, on February 8, 2021, DCRB, ACP Mgmt Corp., Ardour Capital Investment LLC (“Ardour”) and Legacy Hyzon entered into a subscription agreement (the “Ardour Subscription Agreement”), pursuant to which ACP Mgmt Corp. agreed, in full satisfaction of Ardour’s right to receive a warrant to purchase shares of Legacy Hyzon common stock for its services as a financial advisor to Hyzon, to purchase, and DCRB agreed to sell to ACP Mgmt Corp., such number of warrants exercisable for one share of Class A common stock at an exercise price of $2.20 (the “Ardour Warrants”), subject to the terms of the warrant agreement, dated as of July 16, 2021, by and between DCRB and Continental Stock Transfer & Trust Company (the “Ardour Warrant Agreement”), equal to (x) 184,000 multiplied by (y) the Exchange Ratio. On the Closing Date, a total of 326,048 Ardour Warrants were issued to Ardour. Such warrants are governed by and exercisable subject to the terms and conditions of the Ardour Warrant Agreement. Each whole warrant entitles the registered holder to purchase one share of common stock at a price of $2.20 per share, subject to adjustment per the Ardour Warrant Agreement. Only whole warrants are exercisable. The warrants will expire on the earlier to occur of: (i) the fifth anniversary of the completion of the Business Combination, (ii) the liquidation of the Company or (iii) their redemption.

There were no cashless exercises of Ardour Warrants during the year ended December 31, 2023. As of December 31, 2023 and 2022, there were 170,048 Ardour Warrants outstanding.

Horizon IP Agreement

In January 2021, the Company entered into an intellectual property agreement (the “Horizon IP Agreement”) with Jiangsu Qingneng New Energy Technologies Co., Ltd. and Shanghai Qingneng Horizon New Energy Ltd. (together, “JS Horizon”) both of which are subsidiaries of the Company’s ultimate parent, Horizon. Under the Horizon IP Agreement, JS Horizon assigned to the Company a joint ownership interest in certain intellectual property rights previously developed by JS Horizon (“Background IP”), and each of Hyzon and JS Horizon granted to the other, within such other party’s field of use, exclusive licenses under their respective joint ownership rights in the Background IP, as well as their rights in improvements made in the future with respect to such Background IP. Under that agreement, the Company also grants JS Horizon a perpetual non-exclusive license under certain provisional patent applications (and any patents issuing therefrom), as well as improvements thereto. On September 27, 2021, the Horizon IP Agreement was amended to add Jiangsu Horizon Powertrain Technologies Co. Ltd. (“JS Powertrain”) as a party. Under the terms of the Horizon IP Agreement, the Company paid JS Horizon and JS Powertrain $10.0 million as consideration for the rights it receives under the Background IP and improvements thereto. Of this sum, $6.9 million was paid in 2021 and the remaining $3.1 million was paid in February 2022.

The Company and Horizon signatories entered into a Second Amendment (the “Second Amendment”) to the Horizon IP Agreement effective September 22, 2023. Under the terms of the Second Amendment, the parties have agreed to certain amendments to the Horizon IP Agreement pertaining to their rights in and to hydrogen fuel cell intellectual property. The parties have also agreed to a term for the Horizon IP Agreement that shall expire on the seven-year anniversary of the effective date of the Second Amendment.

Please see the section Item 1A entitled “Business—Intellectual Property” in Part I, Item 1 for additional information concerning the Horizon IP Agreement.

Horizon is the beneficial owner of approximately 37.8% of our outstanding Class A common stock as of March 1, 2024. See “Beneficial Ownership of Securities” in Part III, Item 12.

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

The Company made deposit payments to Horizon and its subsidiaries to secure certain fuel cell components. The Company has cancelled certain orders that were previously made against this deposit balance, and the parties reached a resolution with Horizon and its affiliates and recorded a contract cancellation loss of $1.6 million in the Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023. As of December 31, 2023, the remaining deposit balance was $2.9 million and included within Prepaid expenses and other current assets in the Consolidated Balance Sheets.

Holthausen and Affiliates

The Company entered into a joint venture agreement in October 2020 to create Hyzon Europe with Holthausen Clean Technology Investments B.V. (“Holthausen”). In December 2022, the Company acquired the remaining 49.5% of the equity interests of Hyzon Europe from Holthausen. The Company paid €3.5 million (approximately $3.7 million in USD) in addition to €1.0 million (approximately $1.1 million in USD) paid in December 2021. As part of this transaction, the Company also transferred various inventory items to, and settled open related party balances with, Holthausen. In addition, the Company reassigned all of the assumed upfit service contracts, including after-sales obligations, back to Holthausen Clean Technology B.V. The Company now holds 100% ownership in Hyzon Europe.

The Company paid $0.5 million for the year ended December 31, 2022 to Carl Holthausen and Max Holthausen as managing directors of Hyzon Europe.

Divestiture of Hyzon Guangdong & Share Repurchase

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

Parents of the Company
Horizon and Hymas, together with our former Executive Chairman, George Gu, jointly filed a third amendment to the SEC Form 13D on December 22, 2023 and subsequently filed a correcting fourth amendment on January 8, 2024, announcing that on December 20, 2023, Hymas and Horizon consummated a certain restructuring that resulted in (i) Hymas selling or otherwise distributing shares of Class A common stock and options to purchase shares of common stock, and (ii) Horizon selling, issuing, or distributing options to purchase shares of common stock (the “Distribution and Sale”). Following the Distribution and Sale, the Company is no longer majority-owned by Hymas or Horizon or any other single shareholder or group of shareholders. Prior to the Distribution and Sale, Hymas was the record holder of 62.1% of the Company's shares, but following the Distribution and Sale, as of March 1, 2024, Hymas and Horizon are the record holders of 33,596,967 shares, or 13.7% and 59,051,019 shares, or 24.1%, respectively. Hymas is 75.83% owned indirectly by Horizon Fuel Cell Technologies Pte. Ltd. (“Horizon”), through its subsidiaries, including Jiangsu Horizon New Energy Technologies Co. Ltd., a company incorporated under the laws of the People’s Republic of China (“JS Horizon”), and Horizon Fuel Cell Technology (Hong Kong) Ltd., a company incorporated under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (“HFCT HK”).

Director Independence
The information required by this section has been discussed within Item 10 of this Form 10-K.

Item 14. Principal Accountant Fees and Services.

The Audit Committee of the board of directors approved the engagement of KPMG LLP (“KPMG”) as our independent registered public accounting firm to audit our consolidated financial statements for the year ending December 31, 2023, which was ratified by the stockholders of the Company at our Annual Meeting held on August 23, 2023.

The following table presents fees approved by the Audit Committee and billed to us by KPMG for professional services rendered for the years ended December 31, 2023 and 2022.
KPMG

	2023	2022
Audit Fees (1)	$1,413,000	$4,438,184
Audit-Related Fees(2)	—	—
Tax Fees (3)	—	60,000
All Other Fees (4)	2,730	—
Total	$1,415,730	$4,498,184

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

Pre-Approval Policy

Our Audit Committee established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. All of the services provided were pre-approved to the extent required. During the approval process, the Audit Committee considers the impact of the types of services and the related fees on the independence of the independent registered public accounting firm. The services and fees must be deemed compatible with the maintenance of that firm’s independence, including compliance with rules and regulations of the SEC. Throughout the year, the Audit Committee will review any revisions to the estimates of audit and non-audit fees initially approved.

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

10.3#	Hyzon Motors Inc. 2021 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021).

10.4#
Employment Agreement, dated as of July 15, 2021, between Hyzon Motors Inc. and John Zavoli (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021).

10.5#
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

10.7
Intellectual Property Agreement, dated January 12, 2021, between Jiangsu Qingneng New Energy Technologies Co., Ltd. and Shanghai Qingneng Horizon New Energy Ltd. and Hyzon Motors Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021).

10.8
Framework Supply Contract Template, dated January 7, 2021, between Jiangsu Qingneng New Energy Technologies Co. Ltd. and Hyzon Motors Inc. (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2021).

10.9#	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2022).

10.10#	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2022).

10.11#	Form of Director Agreement.

10.12#	Letter Agreement between Hyzon and Samuel Chong, dated March 21, 2022 (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022).

10.13#
Amendment to Employment Agreement, dated October 18, 2022, between Hyzon Motors Inc. and Parker Meeks (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 21, 2022).

10.14
Stock Purchase Agreement with Holthausen Clean Technology Investments, B.V., CGH Junior Holding B.V., M.C.B. Holthausen Holding B.V., Holthausen Clean Technology B.V., Carl Holthausen, Max Holthausen and Hyzon Motors Europe B.V., dated December 14, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 15, 2022).

10.15
Equity Capital Contribution Agreement dated December 21, 2022, between Hyzon Zero Carbon, Inc., Chevron New Energies, a division of Chevron U.S.A. Inc., and Raven SR, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 28, 2022).

10.16
Equity Transfer Agreement, dated December 27, 2022, by and among Hyzon Motors Technology (Shanghai) Co., Ltd., Hyzon Motors Technology (Guangdong) Co., Ltd. and Hymas PTE Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 28, 2022).

10.17	Share Buyback Agreement with Hymas PTE Ltd., dated December 27, 2022 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 28, 2022).

10.18†
Technology Development Agreement, effective as of February 24, 2023, between Hyzon Motors USA Inc. and Hyliion Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2023).

10.19#
Employment Agreement dated August 21, 2021, together with Letter Agreement signed March 16, 2023, by and between Hyzon and JiaJia Wu (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2023).

10.20#
Employment Agreement dated April 5, 2023, by and between Hyzon and Bappaditya Banerjee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2023).

10.21#
Employment Agreement dated April 11, 2023, by and between the Company and Sue Sun-LaSovage (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).

10.22†
Second Amendment to Intellectual Property Agreement, effective as of September 22, 2023, between Hyzon Motors USA Inc. Jiangsu Qingneng New Energy Technologies Co., Ltd., Shanghai Qingneng JS Horizon New Energy Ltd., and Jiangsu Powertrain Technologies Co. Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2023).

10.23#
Employment Agreement, dated as of October 11, 2023 between Hyzon Motors Inc. and Stephen Weiland (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-K filed with the SEC on November 14, 2023).

10.24
Purchase and Sale Agreement, effective as of November 20, 2023, between Hyzon Motors Inc. and Fulcrum Holdings LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2023).

10.25#
Employment Agreement dated September 18, 2021, together with Letter Agreement signed March 3, 2023, by and between Hyzon and Pat Griffin (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2023).

10.26#
Second Amendment between Hyzon and Parker Meeks, dated March 15, 2023, to Employment Agreement between Hyzon and Parker Meeks, dated June 7, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023).

10.27#
Third Amendment between Hyzon and Parker Meeks, dated June 27, 2023, to Employment Agreement between Hyzon and Parker Meeks, dated June 7, 2021 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023).

10.28#*	November Amendment between Hyzon and Jiajia Wu, dated November 15, 2023 to Employment Agreement between Hyzon and Jiajia Wu dated August 21, 2021.

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP, independent registered accounting firm of Hyzon Motors Inc.

24.1*	Power of Attorney (included on the signature pages of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.

97*	Hyzon Motors Inc, Clawback Policy.

Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

Inline XBRL Taxonomy Extension Schema Document

Inline XBRL Taxonomy Extension Calculation Linkbase Document

Inline XBRL Taxonomy Extension Definition Linkbase Document

Inline XBRL Taxonomy Extension Label Linkbase Document

Inline XBRL Taxonomy Extension Presentation Linkbase Document

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

HYZON MOTORS INC.

Date: March 22, 2024	/s/ Parker Meeks
Parker Meeks Chief Executive Officer

Each person whose signature appears below hereby constitutes and appoints each of Parker Meeks, Stephen Weiland and John Zavoli, acting alone or together with another attorney-in-fact, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Parker Meeks	Chief Executive Officer and Director	March 22, 2024
Parker Meeks	(Principal Executive Officer)
/s/ Stephen Weiland	Chief Financial Officer	March 22, 2024
Stephen Weiland	(Principal Financial Officer and Principal Accounting Officer)
/s/ Erik Anderson	Director; Chairmen	March 22, 2024
Erik Anderson
/s/ Andrea Farace	Director; Vice-Chairmen	March 22, 2024
Andrea Farace
/s/ Dennis Edwards	Director	March 22, 2024
Dennis Edwards
/s/ Matthew Foulston	Director	March 22, 2024
Matthew Foulston
/s/ Viktor Meng	Director	March 22, 2024
Viktor Meng
/s/ Elaine Wong	Director	March 22, 2024
Elaine Wong