Form 10-Q
period 2024-03-31
Hyzon Motors Inc.
filed 2024-05-13
CIK 1716583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
______________________
Hyzon Motors Inc.
(Exact name of registrant as specified in its charter)
______________________

Delaware	001-39632	82-2726724
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

599 South Schmidt Road Bolingbrook, IL	60440
(Address of principal executive offices)	(Zip Code)
(585)-484-9337
(Registrant’s telephone number, including area code)
Not Applicable
(Former name or former address, if changed since last report)
______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HYZN	NASDAQ Global Select Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	HYZNW	NASDAQ Global Select Market
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2024, there were approximately 246,648,791 shares of the registrant’s common stock outstanding, par value $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, without limitation, statements regarding the financial position, business strategy, and plans and objectives of management for future operations, and any statements that refer to characterizations of future events or circumstances, including any underlying assumptions. These statements constitute projections, forecasts, and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “could,” “should,” “will,” “may,” “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “seeks,” as well as the negative of such terms and other similar expressions are intended to identify forward looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to, those described below and under the section entitled “Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2023, and in subsequent reports that we file with the SEC:
•our ability to continue as a going concern;
•our ability to raise capital in the future:
•our ability to maintain our listing on The Nasdaq Global Select Market;
•our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•developments and projections relating to our competition and industry;
•our ability to execute our business model, including market acceptance of our planned products and services;
•our ability to execute our corporate restructuring and manage the associated headcount reduction;
•our ability to maintain or extend our technological innovation in hydrogen fuel cells, PEMs, and MEAs;
•our business, expansion plans and opportunities;
•our ability to profitably expand into new markets;
•our ability to realize our projected timelines for the development of our business;
•our ability to retain or recruit, or changes required in, our officers, key employees or directors;
•our ability to protect, defend, or enforce intellectual property on which we depend;
•our ability to implement our business plans and strategies;
•our ability to procure and/or supply hydrogen at competitive prices;
•our ability to obtain customers, obtain product orders, and convert our non-binding pre-orders into binding orders or sales; and
•our ability to address other factors detailed in this report in the section entitled “Risk Factors”.

We have based these forward-looking statements on our current expectations, assumptions, beliefs, estimates, projections, intentions and strategies regarding future events and on currently available information as to the outcome and timing of future events. While we believe these expectations, assumptions, beliefs, estimates, projections, intentions and strategies are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Actual results and timing of certain events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section entitled “Risk Factors” in this report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report, except as may be required under applicable securities laws.

Hyzon Motors, Inc.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$52,408	$112,280
Short-term investments	30,232	—
Accounts receivable	3,960	498
Unbilled receivable	52	1,599
Inventory	22,683	28,811
Prepaid expenses and other current assets	8,749	9,335
Total current assets	118,084	152,523
Property, plant, and equipment, net	15,809	18,569
Right-of-use assets	4,343	4,741
Equity method investments	8,353	8,382
Investments in equity securities	763	763
Other assets	6,360	6,157
Total Assets	$153,712	$191,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,399	$1,479
Accrued liabilities	25,891	30,116
Related party payables	146	265
Contract liabilities	4,331	8,872
Current portion of lease liabilities	1,697	1,821
Total current liabilities	34,464	42,553
Long term liabilities
Lease liabilities	5,280	5,733
Private placement warrant liability	641	160
Earnout liability	5,552	1,725
Accrued SEC settlement	8,078	8,000
Other liabilities	1,106	2,964
Total Liabilities	$55,121	$61,135
Commitments and contingencies (Note 12)
Stockholders’ Equity
Common stock, $0.0001 par value; 400,000,000 shares authorized, 245,214,777 and 245,081,497 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	25	25
Treasury stock, at cost; 3,769,592 shares as of March 31, 2024 and December 31, 2023, respectively.	(6,446)	(6,446)
Additional paid-in capital	382,669	380,261
Accumulated deficit	(276,865)	(242,640)
Accumulated other comprehensive loss	(41)	(514)
Total Hyzon Motors Inc. stockholders’ equity	99,342	130,686
Noncontrolling interest	(751)	(686)
Total Stockholders’ Equity	98,591	130,000
Total Liabilities and Stockholders’ Equity	$153,712	$191,135

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$9,983	$—
Operating expense:
Cost of revenue	7,816	838
Research and development	10,829	9,340
Selling, general, and administrative	21,528	30,857
Restructuring and related charges	501	—
Total operating expenses	40,674	41,035
Loss from operations	(30,691)	(41,035)
Other income (expense):
Change in fair value of private placement warrant liability	(481)	641
Change in fair value of earnout liability	(3,827)	6,420
Foreign currency exchange gain (loss) and other expense, net	(527)	1,150
Investment income and interest income, net	1,224	2,566
Total other income (expense)	(3,611)	10,777
Loss before income taxes	$(34,302)	$(30,258)
Income tax expense	—	—
Net loss	$(34,302)	$(30,258)
Less: Net loss attributable to noncontrolling interest	(77)	(10)
Net loss attributable to Hyzon	$(34,225)	$(30,248)

Comprehensive loss:
Net loss	$(34,302)	$(30,258)
Foreign currency translation adjustment	485	(804)
Net change in unrealized gain (loss) on short-term investments	—	(297)
Comprehensive loss	$(33,817)	$(31,359)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(65)	(17)
Comprehensive loss attributable to Hyzon	$(33,752)	$(31,342)
Net loss per share attributable to Hyzon:
Basic	$(0.14)	$(0.12)
Diluted	$(0.14)	$(0.12)
Weighted average common shares outstanding:
Basic	245,127	244,541
Diluted	245,127	244,541

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Class A		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Hyzon Motors Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	245,081,497	$25	3,769,592	$(6,446)	$380,261	$(242,640)	$(514)	$130,686	$(686)	$130,000
Stock-based compensation	—	—	—	—	2,502	—	—	2,502	—	2,502
Vesting of RSUs	133,280	—	—	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(94)	—	—	(94)	—	(94)
Net loss attributable to Hyzon	—	—	—	—	—	(34,225)	—	(34,225)	—	(34,225)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(77)	(77)
Foreign currency translation income	—	—	—	—	—	—	473	473	12	485
Balance as of March 31, 2024	245,214,777	$25	3,769,592	$(6,446)	$382,669	$(276,865)	$(41)	$99,342	$(751)	$98,591

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

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(34,302)	$(30,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	942	1,082
Stock-based compensation	2,502	1,359
Unrealized foreign currency transaction loss	674	—
Fair value adjustment of private placement warrant liability	481	(641)
Fair value adjustment of earnout liability	3,827	(6,420)
Inventory write-downs	1,146	317
Accretion of discount on available-for-sale debt securities	—	(722)
Gain on sales of property and equipment	(125)	—
Other	(179)	7
Changes in operating assets and liabilities:
Accounts receivable	(3,431)	(1,232)
Unbilled receivable	1,546	—
Inventory	4,934	(6,863)
Prepaid expenses and other current assets	616	3,135
Other assets	14	299
Accounts payable	923	2,254
Accrued liabilities	(4,240)	(9,319)
Related party payables, net	(119)	(65)
Contract liabilities	(6,338)	1,066
Other liabilities	(66)	(12)
Net cash used in operating activities	(31,195)	(46,013)
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,088)	(1,461)
Proceeds from sale of Rochester facility, net of costs	2,880	—
Purchases of short-term investments	(30,000)	(7,096)
Proceeds from maturities of short-term investments	—	94,905
Net cash provided by (used in) investing activities	(28,208)	86,348
Cash Flows from Financing Activities:
Payment of finance lease liability	—	(142)
Net share settlement of equity awards	(94)	(58)
Net cash used in financing activities	(94)	(200)
Effect of exchange rate changes on cash	(157)	(833)
Net change in cash, cash equivalents, and restricted cash	(59,654)	39,302
Cash, cash equivalents, and restricted cash — Beginning	118,101	66,790
Cash, cash equivalents, and restricted cash — Ending	$58,447	$106,092

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of Business and Basis of Presentation

Description of Business

Hyzon Motors Inc. (“Hyzon” or the “Company”), headquartered in Bolingbrook, Illinois, is commercializing its proprietary heavy-duty (“HD”) fuel cell technology through assembling and upfitting HD hydrogen fuel cell electric vehicles (“FCEVs”) in the United States, Europe, and Australia. In addition, Hyzon seeks to build and foster a clean hydrogen supply ecosystem with leading partners from feedstocks through production and dispensing.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the requirements and rules of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance refers to U.S. GAAP as found in U.S. Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). Certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited interim consolidated financial statements should be read in connection with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2023.

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

The Company has incurred net losses since inception. Net cash used in operating activities was $31.2 million and $46.0 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company has $52.4 million in unrestricted cash and cash equivalents, $30.2 million in short-term investments, and $6.0 million in restricted cash. The Company incurred net losses of $34.3 million and $30.3 million for the three months ended March 31, 2024 and 2023, respectively. Accumulated deficit amounted to $276.9 million and $242.6 million as of March 31, 2024 and December 31, 2023, respectively.

The Company has concluded that at the time of this filing, substantial doubt exists about its ability to continue as a going concern as the Company believes that its financial resources, existing cash resources, and additional sources of liquidity are insufficient to support planned operations beyond the next 12 months.

In order to reduce the cash used in operating activities, the Company implemented certain cost savings initiatives, specifically a restructuring plan in July 2023, as further discussed in our Annual Report filed on Form 10-K for the year ended December 31, 2023. While these plans are anticipated to reduce cash outflows when compared to prior periods, the Company’s continued existence is dependent upon its ability to obtain additional financing, as well as to attain and maintain profitable operations by entering into profitable sales or service contracts and generating sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require significant funding to execute its long-term business plans. If the Company fails to raise additional funding in time or in a sufficient amount to meet its requirements, the Company may be required or compelled to pursue additional restructuring initiatives to preserve cash, working capital, and optionality.

The Company plans to improve its liquidity through a combination of equity and/or debt financing, alliances or other partnership agreements with entities interested in our technologies, and the liquidation of certain inventory balances. If the Company raises funds in the future by issuing equity securities, dilution to stockholders will occur and may be substantial, and the Company may be required to seek shareholder approval for an increase in its authorized capital and issuance of equity securities. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of common stockholders. If the Company raises funds in the future by issuing debt securities, these debt securities could have rights, preferences, and privileges senior to those of common stockholders. The terms of any debt securities or borrowings could impose significant restrictions on the Company’s operations. The capital markets have experienced in the past, and may experience in the future, periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will continue to impact the cost of debt financing.

There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s ongoing operations, working capital requirements, and/or fuel cell technology advancement. If the Company cannot raise additional funds when needed or on acceptable terms, the financial condition, business prospects, and results of operations could be materially adversely affected. In addition, the Company is subject to, and may become a party to, a variety of litigation, other claims, suits, indemnity demands, regulatory actions, and government investigations and inquiries in the ordinary course of business. The outcome of litigation and other legal proceedings, including the other claims described under Legal Proceedings in Note 12. Commitments and Contingencies, are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us, which may not be covered in full or in part by insurance.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation in the unaudited interim consolidated financial statements and the accompanying notes.

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2. Summary of Significant Accounting Policies, in the Company’s consolidated financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2023.

There have been no material changes to the significant accounting policies for the three months ended March 31, 2024.

Note 3. Revenue

The following table shows disaggregated revenue from contracts with customers by region (in thousands). The Company did not generate revenue for the three months ended March 31, 2023.

	Three Months Ended March 31, 2024
	U.S.	Australia	China	Total
Revenue by region	$613	$8,314	$1,056	$9,983

Revenue represents product sales, leasing and other sources. Product sales are derived from the sales of the Company’s products and services including fuel cell systems, FCEVs, parts, product support, and other related services. The majority of the product sales recognized for the three months ended March 31, 2024 relate to vehicle deployments that occurred in prior periods. Leasing revenue is generated from customer contracts when the end customer has a significant economic incentive to exercise the trade-in or buyback option at contract inception. As of March 31, 2024, the Company had deferred $1.0 million of upfront lease related payments, $0.3 million of which was recorded in the Contract liabilities and $0.7 million of which was recorded in the Other liabilities in the unaudited interim Consolidated Balance Sheets. The upfront lease related payments will be recognized on a straight-line basis over the individual lease term.

In 2022, the Company delivered a total of 82 FCEVs to two customers in China. In consideration of the customers’ limited operating history and extended payment terms in their contracts, the Company determined the collectability criterion was not met with respect to contract existence under ASC 606 for these customers, and therefore, an alternative method of revenue recognition had been applied to each arrangement. In 2024, the Company entered into supplemental agreements with those Chinese customers. The supplemental agreements resulted in the payment of $1.1 million to the Company and the termination of the standard warranty obligations in the contracts. The $1.1 million was received by the Company in February 2024.

Contract Balances

Contract liabilities relate to the advance consideration invoiced or received from customers for products and services prior to satisfying a performance obligation or in excess of amounts allocated to a previously satisfied performance obligation.

The current portion of contract liabilities is recorded within Contract liabilities in the unaudited interim Consolidated Balance Sheets and totaled $4.3 million and $8.9 million as of March 31, 2024 and December 31, 2023, respectively. The long-term portion of contract liabilities is recorded within Other liabilities in the unaudited interim Consolidated Balance Sheets and totaled $1.1 million and $3.0 million as of March 31, 2024 and December 31, 2023, respectively. Certain customer contract liability balances may be refunded for cancelled contracts or unsuccessful FCEV trials. As part of efforts to exit certain customer contracts, the Company refunded $0.3 million to customers in the first quarter of 2024.

Remaining Performance Obligations

The transaction price associated with remaining performance obligations for commercial vehicles and other contracts with customers was $7.0 million as of March 31, 2024. The Company expects to recognize substantially all of its remaining performance obligations as revenue over the twelve months after March 31, 2024.

Note 4. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$11,190	$11,380
Work in process	9,977	9,918
Finished Goods	1,516	7,513
Total inventory	$22,683	$28,811

The Company writes down inventory for any excess or obsolescence, or when the Company believes that the net realizable value of inventories is less than the carrying value. A total of $1.1 million and $0.3 million in inventory write-downs was recognized for the three months ended March 31, 2024 and 2023, respectively.

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Deposit for fuel cell components (Note 15)	$3,390	$2,927
Vehicle inventory deposits	201	262
Production equipment deposits	654	623
Other prepaid expenses	2,095	1,333
Prepaid insurance	2,283	3,827
VAT receivable from government	126	363
Total prepaid expenses and other current assets	$8,749	$9,335

Note 6. Property, Plant, and Equipment, net

Property, plant, and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Land and building	$—	$2,823
Machinery and equipment	12,086	12,420
Software	3,499	3,403
Leasehold improvements	3,401	3,306
Construction in progress	2,978	2,652
Total Property, plant, and equipment	21,964	24,604
Less: Accumulated depreciation and amortization	(6,155)	(6,035)
Property, plant and equipment, net	$15,809	$18,569

Depreciation and amortization expense totaled $0.9 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively.

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Payroll and payroll related expenses	$7,688	$5,261
Accrued professional fees	1,987	2,411
Accrued product warranty costs	1,417	840
Accrued contract manufacturer costs	1,477	1,424
Accrued contract termination costs (Note 12)	458	470
Accrued SEC settlement (Note 12)	8,583	17,000
Other accrued expenses	4,281	2,710
Accrued liabilities	$25,891	$30,116

Note 8. Investments in Equity Securities

The Company owns common shares, participation rights, and options to purchase additional common shares in certain private companies. On a non-recurring basis, the carrying value is adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments in the same issuer or an impairment.

The investment in equity securities in the unaudited interim Consolidated Balance Sheets as of March 31, 2024 represents the equity investment in common shares and options of Raven SR, Inc. (“Raven”). During the first quarter of 2024, there was an observable transaction in the price of Raven’s common shares and options, which was essentially equal to the fair value determined as part of the quantitative measurement of the investments at December 31, 2023. Accordingly, there was no gain or loss on equity securities in the unaudited interim Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024. There was no observable transaction and no gain or loss on equity securities for the three months ended March 31, 2023.

The following table summarizes the total carrying value of held securities, measured as the total initial cost plus cumulative net gain (loss) (in thousands):

	March 31, 2024	December 31, 2023
Total initial cost basis	$4,948	$4,948
Adjustments:
Cumulative unrealized gain	12,530	12,530
Cumulative impairment	(16,715)	(16,715)
Carrying amount, end of period	$763	$763

Note 9. Short-term Investments

The following table summarizes the Company’s short-term investments as of March 31, 2024. The Company did not have any short term investments as of December 31, 2023.

	As of March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments
Certificates of deposit	$30,000	$232	$—	$30,232
Total short-term investments	$30,000	$232	$—	$30,232

Note 10. Income Taxes

The Company recorded no tax expense during the three months ended March 31, 2024 and 2023, respectively.

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

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its positions. The Company is subject to income tax examinations by taxing authorities in the countries in which it operates since inception.

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

As of March 31, 2024, and December 31, 2023, the carrying amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate estimated fair value due to their relatively short maturities.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:	$—	$30,235	$—	$30,235
Short-term investments:
Certificates of deposit	$—	$30,232	$—	$30,232
Liabilities:
Warrant liability – Private Placement Warrants	$—	$641	$—	$641
Earnout shares liability	$—	$—	$5,552	$5,552

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:	$75,312	$—	$—	$75,312
Liabilities:
Warrant liability – Private Placement Warrants	$—	$160	$—	$160
Earnout shares liability	$—	$—	$1,725	$1,725

Cash Equivalents

The Company’s cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash with original maturities of three months or less. As of March 31, 2024, the Company has $30.2 million invested in certificates of deposit. As of December 31, 2023, the Company had $75.3 million invested in certificates of deposit. The Company classifies its investments in certificates of deposit as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

Short-term Investments

The Company’s short-term investments consist of certificates of deposit with maturities greater than three months. The Company classifies its investments in certificates of deposit as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

Earnout to Common Stockholders

The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model. The inputs into the Monte-Carlo pricing model included significant unobservable inputs. The following table provides quantitative information regarding Level 3 fair value measurement inputs:

	March 31, 2024	December 31, 2023
Stock price	$0.74	$0.90
Risk-free interest rate	4.5%	4.1%
Volatility	140.0%	91.0%
Remaining term (in years)	2.29	2.54

The following table presents the changes in the liabilities for Private Placement Warrants and Earnout for the three months ended March 31, 2024 (in thousands):

	Private Placement Warrants	Earnout
Balance as of December 31, 2023	$160	$1,725
Change in estimated fair value	481	3,827
Balance as of March 31, 2024	$641	$5,552

The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded.

Note 12. Commitments and Contingencies

Legal Proceedings

The Company is subject to, and may become a party to, a variety of litigation, other claims, suits, indemnity demands, regulatory actions, and government investigations and inquiries in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. The Company accrues for matters when we believe that losses are probable and can be reasonably estimated. As of March 31, 2024 , the Company accrued $0.5 million in Accrued liabilities for a customer dispute. In addition, the Company accrued $16.7 million related to the resolution of the SEC investigation, of which $8.6 million is recorded in Accrued liabilities and $8.1 million in Accrued SEC settlement, in the unaudited interim Consolidated Balance Sheets relating to probable and estimable losses. As of December 31, 2023, the Company accrued $0.5 million in Accrued liabilities for a customer dispute. In addition, the Company accrued $25.0 million related to the resolution of the SEC investigation, of which $17.0 million is recorded in Accrued liabilities and $8.0 million in Accrued SEC settlement.

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

Shareholder Securities and Derivative Litigation

Three related putative securities class action lawsuits were filed between September 30, 2021 and November 15, 2021, in the U.S. District Court for the Western District of New York against the Company, certain of the Company’s current and former officers and directors and certain former officers and directors of Decarbonization Plus Acquisition Corporation (“DCRB”) (Kauffmann v. Hyzon Motors Inc., et al. (No. 21- cv-06612-CJS), Brennan v. Hyzon Motors Inc., et al. (No. 21-cv-06636-CJS), and Miller v. Hyzon Motors Inc. et al. (No. 21-cv-06695-CJS)), asserting violations of federal securities laws. The complaints generally allege that the Company and individual defendants made materially false and misleading statements relating to the nature of the Company’s customer contracts, vehicle orders, and sales and earnings projections, based on allegations in a report released on September 28, 2021, by Blue Orca Capital, an investment firm that indicated that it held a short position in the Company’s stock and which has made numerous allegations about the Company. These lawsuits have been consolidated under the caption In re Hyzon Motors Inc. Securities Litigation (Case No. 6:21-cv-06612-CJS-MWP), and on March 21, 2022, the court-appointed lead plaintiff filed a consolidated amended complaint seeking monetary damages. The Company and individual defendants moved to dismiss the consolidated amended complaint on May 20, 2022, and the court-appointed lead plaintiff filed its opposition to the motion on July 19, 2022. The court-appointed lead plaintiff filed an amended complaint on March 21, 2022, and a second amended complaint on September 16, 2022. Briefing regarding the Company and individual defendants’ anticipated motion to dismiss the second amended complaint was stayed pending a non-binding mediation among the parties, which took place on May 9, 2023. The parties did not reach a settlement during the May 9, 2023 mediation. On June 20, 2023, the court granted the lead plaintiff leave to file a third amended complaint, which was filed on June 23, 2023. The third amended complaint added additional claims. The Company filed a motion to dismiss on September 13, 2023, and DCRB and former DCRB officers, directors, and its sponsor filed a motion to dismiss on the same day. The lead plaintiff filed oppositions to the motions to dismiss on October 25, 2023, and defendants filed a reply on November 22, 2023. The parties are awaiting a ruling from the court.

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

On September 26, 2023, the Company announced a final resolution, subject to court approval, of the SEC’s investigation. On that date, the SEC filed a complaint in the U.S. District Court for the Western District of New York naming the Company, Craig Knight, the Company’s former Chief Executive Officer and a former director, and Max C.B. Holthausen, a former managing director of the Company’s European subsidiary, Hyzon Motors Europe B.V., as defendants. Without admitting or denying the allegations in the SEC’s complaint, the Company consented to the entry of a final judgment, subject to court approval, that would permanently restrain and enjoin the Company from violating certain sections of and rules under the Exchange Act and the Securities Act, and would require the Company to pay a civil penalty of $25.0 million as follows: $8.5 million within 30 days of entry of the final judgment; (2) $8.5 million by December 31, 2024; and (3) $8.0 million within 730 days of entry of the final judgment. Mr. Knight and Mr. Holthausen also separately consented to the entry of final judgments, subject to court approval, resolving the SEC’s allegations. On January 16, 2024, the U.S. District Court for the Western District of New York entered the final judgment as to the Company, and on January 17, 2024 entered the final judgments as to Mr. Knight and Mr. Holthausen, concluding this litigation. The Company paid the first tranche of $8.5 million in January 2024 and accrues interest on unpaid amounts due after 30 days of the entry of the final judgment at a rate equal to the weekly average 1-year constant maturity Treasury yield, as published by the Board of Governors of the Federal Reserve System.

Customer and Supplier Disputes

On July 28, 2023, Worthington Industries Poland SP.Z.O.O, a Hyzon Europe supplier, filed a complaint in the Amsterdam District Court in the Netherlands, against Hyzon Europe for breach of contract and obtained an attachment covering Hyzon Europe’s bank accounts. Accordingly, $1.2 million included in those Hyzon Europe's bank accounts are recorded as restricted cash in the unaudited interim Consolidated Balance Sheets as of March 31, 2024. The complaint seeks damages from Hyzon Europe totaling €4.6 million (approximately $5.0 million in USD). The Company intends to vigorously defend itself against this claim.

Regardless of outcome, such proceedings or claims can have an adverse impact on the Company because of legal defense and settlement costs, the Company’s obligations to indemnify third parties, diversion of resources, and other factors, and there can be no assurances that favorable outcomes will be obtained. Other than the matters disclosed above, based on the nature of these cases, the Company cannot predict the outcome of these currently outstanding customer and supplier dispute matters or estimate the possible loss or range of possible loss, if any.

Note 13. Stock-based Compensation Plans

The following table summarizes the Company’s stock option, Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”) activity:

	Stock Options				RSUs		PSUs
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual (Years)	Aggregate Intrinsic Value (in 000s)	Number of RSUs	Weighted Average Grant Date Fair Value	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	14,773,453	$1.20	10.37	—	13,682,338	$1.50	2,265,283	$0.95
Granted	—	$—	—	—	2,011,425	$0.73	—	$—
Exercised or released	—	$—	—	—	(220,824)	$2.03	—	$—
Forfeited/Cancelled	—	$—	—	—	(457,591)	$2.42	(16,666)	$0.96
Outstanding at March 31, 2024	14,773,453	$1.20	10.12	—	15,015,348	$1.36	2,248,617	$0.95
Vested and expected to vest, March 31, 2024	14,773,453	$1.20	10.12	—	15,015,348	$1.36	—	$—
Exercisable and vested at March 31, 2024	13,012,286	$1.18	10.78	—	—	—	—	—

As of March 31, 2024, there was $0.6 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.41 years.

RSUs granted under the Company’s equity incentive plans typically vest over a one to four-year period beginning on the date of grant. RSUs will be settled through the issuance of an equivalent number of shares of the Company’s common stock and are equity classified.

The total fair value of RSUs and PSUs is determined based upon the stock price on the date of grant. As of March 31, 2024, unrecognized compensation costs related to unvested RSUs of $12.3 million is expected to be recognized over a remaining weighted average period of 2.40 years. As of March 31, 2024, unrecognized compensation costs related to unvested PSUs of $1.6 million is expected to be recognized over a remaining weighted average period of 2.23 years.

Note 14. Stockholders' Equity

Common Stock

The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 245,214,777 and 245,081,497 shares of Class A common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, no preferred stock was issued and outstanding, respectively.

Warrants

At March 31, 2024 and December 31, 2023, there were 11,013,665 Public Warrants and 8,014,500 Private Placement Warrants, for a total of 19,028,165 warrants outstanding. At March 31, 2024 and December 31, 2023, there were 170,048 Ardour Warrants outstanding.

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

Sponsorship of Stockholm Hearts Equestrian Show Jumping Team

As part of the Company’s strategic marketing plan, the Company contracted to sponsor the Stockholm Hearts, a professional equestrian show jumping team (the “Team”). The annual sponsorship fee is €100,000 (approximately $107,000 in USD) for a one-year sponsorship. The Company paid the sponsorship fee in April 2024. Mr. Erik Anderson, the Company’s Chairman, owns a minority interest in the Team. The Company’s sponsorship was approved by the Company’s Board of Directors prior to execution.

Related Party Payables and Receivables

Horizon Fuel Cell Technologies and Related Subsidiaries

The Company made deposit payments to Horizon and its subsidiaries to secure fuel cell components. As of March 31, 2024, the remaining deposit balance was $3.4 million and included within Prepaid expenses and other current assets in the unaudited interim Consolidated Balance Sheets.

As of March 31, 2024, the related party payable, net to Horizon and its subsidiaries is $0.1 million. The related party payable, net from Horizon and its subsidiaries was $0.3 million as of December 31, 2023.

Note 16. Loss per share

The following table presents the information used in the calculation of the Company’s basic and diluted net loss per share attributable to Hyzon common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Net loss attributable to Hyzon	$(34,225)	$(30,248)
Weighted average shares outstanding:
Basic	245,127	244,541
Effect of dilutive securities	—	—
Diluted	245,127	244,541
Net loss per share attributable to Hyzon:
Basic	$(0.14)	$(0.12)
Diluted	$(0.14)	$(0.12)

Potentially dilutive shares are excluded from the computation of diluted net loss per share when their effect is antidilutive. The potential dilutive securities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Restricted stock units	15,015	5,658
Performance stock units	2,249	—
Stock options with service conditions	13,001	11,867
Stock options for former CTO	1,772	1,772
Stock options with market and performance conditions	—	5,538
Private placement warrants	8,015	8,015
Public warrants	11,014	11,014
Earnout shares	23,250	23,250
Hongyun warrants	31	31
Ardour warrants	170	170

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion is intended to supplement, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report filed on Form 10-K. Unless the context otherwise requires, all references in this section to “Hyzon”, “we”, “us”, and “our” are intended to mean the business and operations of Hyzon Motors Inc. and its consolidated subsidiaries.

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

On-road, our potential customers include shipping and logistics companies and retail customers with large distribution networks, such as grocery retailers, food and beverage companies, waste management companies, and municipality and government agencies around the world. Off-road, our potential customers include construction, mining, material handling and port equipment manufacturers and operators. Our targeted customers often employ a “back-to-base” model where their vehicles return to a central base or depot between operations, thereby allowing operators to have fueling independence as the necessary hydrogen can be produced locally at or proximate to the central base and dispensed at optimally-configured hydrogen refueling stations. Hyzon may expand its range of products and hydrogen solutions as the transportation sector increasingly adopts hydrogen propulsion and investments are made in hydrogen production and related infrastructure in accordance with our expectations.

We expect these opportunities to increase with the technological advances in hydrogen fuel cells and continuing investments in hydrogen production, storage, and refueling infrastructure around the world.

Fuel and Infrastructure

Our hydrogen supply infrastructure business is focused on building and fostering a clean hydrogen supply ecosystem with partners and third parties from feedstock through hydrogen production and dispensing. We collaborate with strategic partners on development, construction, operation, and ownership of hydrogen production facilities and refueling stations in each major region of our operations, which we intend to complement our back-to-base model and near-term fleet deployment opportunities.

Results of Operations

The following table sets forth our historical operating results for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue	$9,983	$—	$9,983	NM
Operating expense:
Cost of revenue	7,816	838	6,978	833%
Research and development	10,829	9,340	1,489	16%
Selling, general, and administrative	21,528	30,857	(9,329)	(30)%
Restructuring and related charges	501	—	501	NM
Total operating expenses	40,674	41,035	(361)	(1)%
Loss from operations	(30,691)	(41,035)	10,344	(25)%
Other income (expense):
Change in fair value of private placement warrant liability	(481)	641	(1,122)	(175)%
Change in fair value of earnout liability	(3,827)	6,420	(10,247)	(160)%
Foreign currency exchange gain (loss) and other expense, net	(527)	1,150	(1,677)	(146)%
Investment income and interest income, net	1,224	2,566	(1,342)	(52)%
Total other income (expense)	(3,611)	10,777	(14,388)	(134)%
Loss before income taxes	$(34,302)	$(30,258)	$(4,044)	13%
Income tax expense	—	—	—	NM
Net loss	$(34,302)	$(30,258)	$(4,044)	13%
Less: Net loss attributable to noncontrolling interest	(77)	(10)	(67)	670%
Net loss attributable to Hyzon	$(34,225)	$(30,248)	$(3,977)	13%
NM Not meaningful

Three Months Ended March 31, 2024 and 2023

We generated $10.0 million of revenue for the three months ended March 31, 2024, majority of which is from $9.8 million of FCEV sales in Australia, China and U.S. The majority of the FCEV sales relate to vehicle deployments that occurred in prior periods. We did not generate any revenue for the three months ended March 31, 2023.

Operating expenses for the three months ended March 31, 2024 were $40.7 million compared to $41.0 million for the three months ended March 31, 2023.

Cost of revenue for the three months ended March 31, 2024 totaled $7.8 million primarily related to direct materials, labor costs and estimated warranty costs associated with FCEV sales in Australia and the U.S. Costs associated with China FCEV sales were recognized in prior periods. Cost of revenue for the three months ended March 31, 2023 totaled $0.8 million primarily related to cost provisions accrued for customer contract activities and inventory write-downs in Europe.

Research and development expenses were $10.8 million and $9.3 million for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily due to $1.8 million in higher personnel costs, which were incurred in order to enhance our research and development expertise in vehicle design, vehicle software, fuel cell systems, and electric powertrain. The increase was partially offset by a decrease of $0.3 million of material costs used in research and development.

Selling, general, and administrative expenses were $21.5 million and $30.9 million for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily due to $11.8 million in lower legal, accounting, and consulting fees related to SEC and regulatory investigations and other litigation. The decrease was partially offset by an increase of $1.8 million in salary and related expenses and an increase of $1.1 million in stock-based compensation expense.

Restructuring and related charges were $0.5 million for the three months ended March 31, 2024, which was primarily driven by employee-related expenses. We did not have any restructuring and related charges for the three months ended March 31, 2023.

Changes in estimated fair values of private placement warrant liability and earnout liability for the three months ended March 31, 2024 were $0.5 million and $3.8 million, respectively. Changes in estimated fair values of private placement warrant liability, and earnout liability for the three months ended March 31, 2023 were $0.6 million and $6.4 million respectively. The increase in the estimated fair values of the private placement warrant liability and earnout liability for the three months ended March 31, 2024 were affected by a significant increase in the expected volatility over the remaining term of the instruments based on current market information. The decrease in the estimated fair values of the private placement warrant liability and earnout liability for the three months ended March 31, 2023 were affected by fluctuation in the Company’s share price.

Foreign currency exchange loss was $0.7 million for the three months ended March 31, 2024 compared to a gain of $1.2 million in the three months ended March 31, 2023.

Investment and interest income, net was $1.2 million for the three months ended March 31, 2024, compared to $2.6 million for the three months ended March 31, 2023. Investment and interest income relates to realized gains on short-term investments and interest income on our cash and cash equivalents. The decrease in investment and interest income was due to a significant decease in the amount of funds invested.

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

EBITDA and Adjusted EBITDA

“EBITDA” is defined as net (loss) before interest expense, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation expense, change in fair value of private placement warrant liability, change in fair value of earnout liability, gain (loss) on equity securities, investment and interest income, and other special items determined by management, if applicable. EBITDA and Adjusted EBITDA are intended as supplemental measures of our performance that are neither required by, nor presented in accordance with, U.S. GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate in the same fashion.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(34,302)	$(30,258)
Interest expense	—	8
Depreciation and amortization	942	1,082
EBITDA	$(33,360)	$(29,168)
Adjusted for:
Change in fair value of private placement warrant liability	481	(641)
Change in fair value of earnout liability	3,827	(6,420)
Stock-based compensation	2,502	1,359
Regulatory and legal matters (1)	—	7,742
Investment and interest income	(1,224)	(2,574)
Restructuring and related charges	501	—
Adjusted EBITDA	$(27,273)	$(29,702)
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
The following table reconciles cash used in operating activities to our free cash flow (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash used in operating activities	$(31,195)	$(46,013)
Less: Capital expenditures	(1,088)	(1,461)
Free cash flow	$(32,283)	$(47,474)

Liquidity and Going Concern

The unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by management in accordance with U.S. GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Such unaudited interim consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties described below.

In accordance with ASC 205-40, Presentation of Financial Statements - Going Concern (“ASC 205-40”), the Company evaluates whether there are certain conditions and events, considered in the aggregate, which raise substantial doubt about the Company’s ability to continue as a going concern. In accordance with ASC 205-40, the Company’s analysis can only include the potential mitigating impact of the plans that have not been fully implemented as of the issuance date of the unaudited interim consolidated financial statements if (a) it is probable that these plans will be effectively implemented within one year after the date that the financial statements are issued, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company incurred net losses of $34.3 million and $30.3 million for the three months ended March 31, 2024 and 2023, respectively. Net cash used in operating activities was $31.2 million and $46.0 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had $52.4 million in unrestricted cash and cash equivalents, $30.2 million in short-term investments, and positive net working capital of $83.6 million.

The Company has concluded that at the time of the filing, substantial doubt exists about its ability to continue as a going concern as the Company believes that its existing financial resources are not sufficient to support planned operations beyond the next 12 months following the issuance date of these unaudited interim consolidated financial statements.

In order to reduce the cash used in operating activities, the Company implemented certain cost savings initiatives specifically a restructuring plan in July 2023, as further discussed in our Annual Report filed on Form 10-K for the year ended December 31, 2023. While these plans are anticipated to reduce cash outflows when compared to prior periods, the Company’s continued existence is dependent upon its ability to obtain additional financing, as well as to attain and maintain profitable operations by entering into profitable sales or service contracts and generating sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require significant funding to execute its long-term business plans. If the Company fails to raise additional funding in time or in a sufficient amount to meet its requirements, the Company may be required or compelled to pursue additional restructuring initiatives to preserve cash, working capital, and optionality.

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

There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s ongoing operations, working capital requirements, and/or fuel cell technology advancement. If the Company cannot raise additional funds when needed or on acceptable terms, the financial condition, business, prospects, and results of operations could be materially adversely affected. In addition, the Company is subject to, and may become a party to, a variety of litigation, other claims, suits, indemnity demands, regulatory actions, and government investigations and inquiries in the ordinary course of business. The outcome of litigation and other legal proceedings, including the other claims described under Legal Proceedings in Note 12. Commitments and Contingencies, are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us, which may not be covered in full or in part by insurance.

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

Given the challenging capital market environment that exists today, we implemented certain cost savings initiatives, particularly, in July 2023, the board of directors approved a restructuring program as further discussed as further discussed in our Annual Report filed on Form 10-K for the year ended December 31, 2023. While our plans intend to reduce cash outflows when compared to prior periods, our continued existence is dependent upon our ability to obtain additional financing. The timing and magnitude of such required financing will be influenced by our ability to attain and maintain profitable operations and to generate sufficient operating cash flow to meet our obligations on a timely basis. However, actual results could vary materially and negatively as a result of a number of factors, including but not limited to:

•our ability to manage the costs of manufacturing and servicing the FCEVs;

•revenue received from sales of our FCEVs and 200kW single stack fuel cell systems, and providing upfit services

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

•the costs of additional general and administrative personnel, including accounting and finance, legal and human resources, as well as costs related to litigation, investigations, or settlements; and

•other risks discussed in our 2023 Annual Report filed on Form 10-K in the section entitled "Risk Factors".

Cash Flows
The following table is summarized from our unaudited interim Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(31,195)	$(46,013)
Net cash provided by (used in) investing activities	(28,208)	86,348
Net cash used in financing activities	(94)	(200)

Cash Flows for Three Months Ended March 31, 2024 and March 31, 2023

Cash Flows from Operating Activities

Net cash used in operating activities was $31.2 million for the three months ended March 31, 2024, as compared to $46.0 million for the three months ended March 31, 2023. The cash flows used in operating activities for the three months ended March 31, 2024 was primarily driven by a net loss of $34.3 million and adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash charges and expense primarily consisted of the change in estimated fair value of earnout liability of $3.8 million, $2.5 million of stock-based compensation expense, $1.1 million for the write-down of inventory, $0.9 million in depreciation and amortization, $0.7 million in unrealized foreign currency transaction loss, and the change in estimated fair value of the private placement warrant liability of $0.5 million.

Changes in operating assets and liabilities were primarily driven by increases of $3.4 million in accounts receivable and $0.9 million in accounts payable, and decreases of $6.3 million in contract liabilities, $4.9 million in inventory balances, $4.2 million in accrued liabilities, $1.5 million in unbilled receivables, and $0.6 million in prepaid expenses.

Net cash used in operating activities was $46.0 million for the three months ended March 31, 2023. The cash flows used in operating activities for the three months ended March 31, 2023 was primarily driven by net loss of $30.3 million and adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash gain adjustments primarily consisted of changes in estimated fair value of the private placement warrant liability of $0.6 million, earnout liability of $6.4 million and accretion of discount on available-for-sale debt securities of $0.7 million. These non-cash gain adjustments were partially offset by $1.4 million of stock-based compensation expense, $1.1 million in depreciation and amortization and $0.3 million for the write-down of inventory. Changes in operating assets and liabilities were primarily driven by increases of $6.9 million in inventory balances, $1.2 million in accounts receivable, $2.3 million accounts payable, $1.1 million in contract liabilities, and decreases of $9.3 million in accrued liabilities, and $3.1 million in prepaid expenses and other current assets.

Cash Flows from Investing Activities

Net cash used in investing activities was $28.2 million for the three months ended March 31, 2024, as compared to $86.3 million of cash provided by investing activities for the three months ended March 31, 2023. The cash flows used in investing activities for the three months ended March 31, 2024 were primarily driven by $30.0 million cash paid to purchase short-term investments, and $1.1 million cash paid for property and equipment, partially offset by $2.9 million of net proceeds from sale of the Rochester facility. The cash flows provided by investing activities for the three months ended March 31, 2023 were primarily driven by $94.9 million of proceeds from maturities of short-term investments, offset by $7.1 million cash paid to purchase short-term investments, and $1.5 million cash paid for property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2024, as compared to $0.2 million for the three months ended March 31, 2023. The cash flows used in financing activities for the three months ended March 31, 2024 were driven by $0.1 million for the net share settlement of equity awards. The cash flows used in financing activities for the three months ended March 31, 2023 were driven primarily by $0.1 million payment towards finance lease liability, and $0.1 million for the net share settlement of equity awards.

Contractual Obligations and Commitments

For the three months ended March 31, 2024, there were no material changes outside the ordinary course of business within the Contractual Obligations table as previously disclosed in our Annual Report filed on Form 10-K for the year ended December 31, 2023.

Critical Accounting Policies and Estimates

There have been no substantial changes to these estimates, or the policies related to them for the three months ended March 31, 2024. For a full discussion of these estimates and policies, see "Critical Accounting Policies and Estimates" in Item 7 of our Annual Report filed on Form 10-K for the year ended December 31, 2023.

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

Hyzon will remain an emerging growth company under the JOBS Act until the earliest of (a) the last day of Hyzon’s first fiscal year following the fifth anniversary of the closing of DCRB’s initial public offering, December 31, 2025 (b) the last date of Hyzon’s fiscal year in which Hyzon has total annual gross revenue of at least $1.235 billion, (c) the date on which Hyzon is deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which Hyzon has issued more than $1.0 billion in non-convertible debt securities during the previous three years.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Our Chief Executive Officer and Chief Financial Officer, in coordination with Company senior management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024 our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

In light of the material weaknesses described below, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the ineffectiveness of our disclosure controls and procedures as well as material weaknesses in our internal control over financial reporting as of March 31, 2024, the unaudited interim consolidated financial statements for the periods covered by and included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with U.S. generally accepted accounting principles.

(b) Material Weaknesses in Internal Control over Financial Reporting

Our management concluded that the following material weaknesses in internal control over financial reporting as disclosed in our Annual Report filed on Form 10-K for the year ended December 31, 2023 are not fully remediated as of March 31, 2024:

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

(c) Remediation Plan and Status

With oversight from the Audit Committee and input from the Board of Directors, management continues to remediate these material weaknesses. Our remedial actions taken to date include:

•strengthened the executive management team in a newly integrated global organization including the appointment of a Chief Financial Officer and Chief Technology Officer;

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

•implemented the finance, inventory and procurement modules of the enterprise resource planning system we use in the U.S.;

•established a centralized training function and deployed various training programs globally, including but not limited to global revenue recognition training, SOX awareness training, and SOX Section 302 certification training; and

•expanded automated workflow functionality that enables compliance with Company policies governing required approvals for purchase requisitions, invoices, journal entries and master data.

In addition to the remedial actions taken to date, the Company is taking, or plans to take, the following actions:

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

(d) Changes in Internal Control over Financial Reporting

Except for the remediation efforts related to the material weakness described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings

The information set forth under Note 12. Commitments and Contingencies, to our unaudited interim consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments.

Item 1A.    Risk Factors

There have not been any material changes to the risk factors described in our Annual Report filed on Form 10-K for the year ended December 31, 2023.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

There were no sales of equity securities for the three months ended March 31, 2024 that were not registered under the Securities Act.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the quarter ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Hyzon Motors Inc.

Date: May 13, 2024	By:	/s/ Parker Meeks
	Name:	Parker Meeks
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Stephen Weiland
	Name:	Stephen Weiland
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)