Form 10-Q
period 2024-06-30
Hyzon Motors Inc.
filed 2024-08-13
CIK 1716583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 2, 2024, there were approximately 271,550,918 shares of the registrant’s common stock outstanding, par value $0.0001 per share, outstanding.

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

Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to, those described below and under the section entitled “Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2023, and in subsequent reports that we file with the SEC, including this Form 10-Q for the quarter ended June 30, 2024:
•our ability to continue as a going concern;
•our ability to raise capital in the future;
•the possibility that we may need to seek bankruptcy protection;
•our ability to maintain our listing on The Nasdaq Capital Market;
•our ability to successfully execute on our strategic alternatives and avoid filing for bankruptcy;
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
•our ability to maintain or extend our technological innovation in hydrogen fuel cells, proton exchange membranes and membrane exchange assemblies;
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

Hyzon Motors, Inc.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$34,720	$112,280
Short-term investments	20,418	—
Accounts receivable	720	498
Unbilled receivable	93	1,599
Inventory	7,786	28,811
Prepaid expenses and other current assets	3,644	9,335
Total current assets	67,381	152,523
Property, plant, and equipment, net	15,150	18,569
Right-of-use assets	3,762	4,741
Equity method investments	8,315	8,382
Investments in equity securities	763	763
Other assets	6,142	6,157
Total Assets	$101,513	$191,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,969	$1,479
Accrued liabilities	23,948	30,116
Related party payables	588	265
Contract liabilities	4,777	8,872
Current portion of lease liabilities	1,570	1,821
Total current liabilities	33,852	42,553
Long term liabilities
Lease liabilities	4,859	5,733
Private placement warrant liability	160	160
Earnout liability	1,321	1,725
Accrued SEC settlement	8,174	8,000
Other liabilities	1,318	2,964
Total Liabilities	$49,684	$61,135
Commitments and contingencies (Note 14)
Stockholders’ Equity
Common stock, $0.0001 par value; 400,000,000 shares authorized, 248,554,855 and 245,081,497 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	25	25
Treasury stock, at cost; 3,769,592 shares as of June 30, 2024 and December 31, 2023, respectively.	(6,446)	(6,446)
Additional paid-in capital	387,010	380,261
Accumulated deficit	(327,655)	(242,640)
Accumulated other comprehensive loss	(358)	(514)
Total Hyzon Motors Inc. stockholders’ equity	52,576	130,686
Noncontrolling interest	(747)	(686)
Total Stockholders’ Equity	51,829	130,000
Total Liabilities and Stockholders’ Equity	$101,513	$191,135

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$313	$—	$10,296	$—
Operating expense:
Cost of revenue	18,415	2,410	26,231	3,248
Research and development	9,817	12,597	20,646	21,937
Selling, general, and administrative	25,516	49,098	47,044	79,955
Restructuring and related charges	2,663	—	3,164	—
Total operating expenses	56,411	64,105	97,085	105,140
Loss from operations	(56,098)	(64,105)	(86,789)	(105,140)
Other income (expense):
Change in fair value of private placement warrant liability	481	160	—	801
Change in fair value of earnout liability	4,231	916	404	7,336
Foreign currency exchange gain (loss) and other expense, net	(156)	280	(683)	1,430
Investment income and interest income, net	752	2,494	1,976	5,060
Total other income (expense)	5,308	3,850	1,697	14,627
Loss before income taxes	$(50,790)	$(60,255)	$(85,092)	$(90,513)
Income tax expense	—	—	—	—
Net loss	$(50,790)	$(60,255)	$(85,092)	(90,513)
Less: Net loss attributable to noncontrolling interest	—	(7)	(77)	(17)
Net loss attributable to Hyzon	$(50,790)	$(60,248)	$(85,015)	$(90,496)

Comprehensive loss:
Net loss	$(50,790)	$(60,255)	$(85,092)	$(90,513)
Foreign currency translation adjustment	(313)	(931)	172	(1,735)
Net change in unrealized gain (loss) on short-term investments	—	(691)	—	(988)
Comprehensive loss	$(51,103)	$(61,877)	$(84,920)	$(93,236)
Less: Comprehensive income (loss) attributable to noncontrolling interest	4	22	(61)	5
Comprehensive loss attributable to Hyzon	$(51,107)	$(61,899)	$(84,859)	$(93,241)
Net loss per share attributable to Hyzon:
Basic	$(0.21)	$(0.25)	$(0.34)	$(0.37)
Diluted	$(0.21)	$(0.25)	$(0.34)	$(0.37)
Weighted average common shares outstanding:
Basic	246,788	244,628	247,293	244,585
Diluted	246,788	244,628	247,293	244,585

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Class A		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Hyzon Motors Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	245,081,497	$25	3,769,592	$(6,446)	$380,261	$(242,640)	$(514)	$130,686	$(686)	$130,000
Stock-based compensation	—	—	—	—	2,502	—	—	2,502	—	2,502
Vesting of RSUs	133,280	—	—	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(94)	—	—	(94)	—	(94)
Net loss attributable to Hyzon	—	—	—	—	—	(34,225)	—	(34,225)	—	(34,225)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(77)	(77)
Foreign currency translation income	—	—	—	—	—	—	473	473	12	485
Balance as of March 31, 2024	245,214,777	$25	3,769,592	$(6,446)	$382,669	$(276,865)	$(41)	$99,342	$(751)	$98,591
Stock-based compensation	—	—	—	—	5,136	—	—	5,136	—	5,136
Vesting of RSUs	3,340,078	—	—	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(795)	—	—	(795)	—	(795)
Net loss attributable to Hyzon	—	—	—	—	—	(50,790)	—	(50,790)	—	(50,790)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	—	(317)	(317)	4	(313)
Balance as of June 30, 2024	248,554,855	$25	3,769,592	$(6,446)	$387,010	$(327,655)	$(358)	$52,576	$(747)	$51,829

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Class A		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Hyzon Motors Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	244,509,208	$25	3,769,592	$(6,446)	$372,942	$(58,598)	$(153)	$307,770	$(711)	$307,059
Stock-based compensation	—	—	—	—	1,359	—	—	1,359	—	1,359
Vesting of RSUs	51,863	—	—	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(58)	—	—	(58)	—	(58)
Available-for-sale short-term investments:
Unrealized net gain on short-term investments	—	—	—	—	—	—	462	462	—	462
Reclassification to net loss	—	—	—	—	—	—	(759)	(759)	—	(759)
Net loss attributable to Hyzon	—	—	—	—	—	(30,248)	—	(30,248)	—	(30,248)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(10)	(10)
Foreign currency translation loss	—	—	—	—	—	—	(797)	(797)	(7)	(804)
Balance as of March 31, 2023	244,561,071	$25	3,769,592	$(6,446)	$374,243	$(88,846)	$(1,247)	$277,729	$(728)	$277,001
Exercise of stock options		—	—	—		—	—	—	—	—
Stock-based compensation	—	—	—	—	1,628	—	—	1,628	—	1,628
Vesting of RSUs	147,048	—	—	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(53)	—	—	(53)	—	(53)
Common stock issued for the cashless exercise of warrants		—	—	—	—	—	—	—	—	—
Available-for-sale short-term investments:
Unrealized net gain on short-term investments	—	—	—	—	—	—	154	154	—	154
Reclassification to net loss							(845)	(845)		(845)
Net loss attributable to Hyzon	—	—	—	—	—	(60,248)	—	(60,248)	—	(60,248)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(7)	(7)
Foreign currency translation loss	—	—	—	—	—	—	(960)	(960)	29	(931)
Balance as of June 30, 2023	244,708,119	$25	3,769,592	$(6,446)	$375,818	$(149,094)	$(2,898)	$217,405	$(706)	$216,699

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(85,092)	$(90,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,915	2,193
Stock-based compensation	7,638	2,987
Foreign currency transaction loss/(gain)	535	(1,620)
Fair value adjustment of private placement warrant liability	—	(801)
Fair value adjustment of earnout liability	(404)	(7,336)
Inventory write-downs	18,357	2,106
Impairment of property and equipment, ROU asset	1,322	1,090
Accretion of discount on available-for-sale debt securities	—	(1,424)
Gain on sales of property and equipment	187	—
Other	(386)	7
Changes in operating assets and liabilities:
Accounts receivable	(221)	(919)
Unbilled receivable	1,506	—
Inventory	2,713	(10,500)
Prepaid expenses and other current assets	5,243	6,764
Other assets	237	305
Accounts payable	1,496	(5,995)
Accrued liabilities	(6,158)	(1,986)
Related party payables, net	323	5,988
Contract liabilities	(5,798)	2,711
Other liabilities	(125)	14,885
Net cash used in operating activities	(56,712)	(82,058)
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,328)	(2,684)
Proceeds from sales of property and equipment	2,883	—
Purchases of short-term investments	(30,000)	(16,594)
Proceeds from maturities of short-term investments	10,000	129,905
Proceeds from sale of short-term investments	—	50,021
Net cash provided by (used in) investing activities	(19,445)	160,648
Cash Flows from Financing Activities:
Payment of finance lease liability	—	(237)
Net share settlement of equity awards	(889)	(111)
Net cash used in financing activities	(889)	(348)
Effect of exchange rate changes on cash	(288)	(2)
Net change in cash, cash equivalents, and restricted cash	(77,334)	78,240
Cash, cash equivalents, and restricted cash — Beginning	118,101	66,790
Cash, cash equivalents, and restricted cash — Ending	$40,767	$145,030

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Business and Basis of Presentation

Description of Business

Hyzon Motors Inc. (“Hyzon” or the “Company”), headquartered in Bolingbrook, Illinois, is commercializing its proprietary heavy-duty (“HD”) fuel cell technology through assembling and upfitting HD hydrogen fuel cell electric vehicles (“FCEVs”) in the United States. In addition, Hyzon seeks to build and foster a clean hydrogen supply ecosystem with leading partners from feedstocks through production and dispensing.

Strategic Realignment
In June 2024, the Company announced that it had started realigning its strategic priorities to focus on the Company’s North American Class 8 and refuse truck markets and as a part of these efforts, the Company announced in July 2024 that it would wind down its operations in the Netherlands and Australia (see Note 4. Restructuring and Related Charges).

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

The Company has incurred net losses since inception. Net cash used in operating activities was $56.7 million and $82.1 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company has $34.7 million in unrestricted cash and cash equivalents, $20.4 million in short-term investments, and $6.0 million in restricted cash. The Company incurred net losses of $50.8 million and $60.3 million for the three months ended June 30, 2024 and 2023, respectively. The Company incurred net losses of $85.1 million and $90.5 million for the six months ended June 30,
2024 and 2023, respectively. Accumulated deficit amounted to $327.7 million and $242.6 million as of June 30, 2024 and December 31, 2023, respectively.

The Company has concluded that at the time of this filing, substantial doubt exists about its ability to continue as a going concern as the Company believes that its financial resources, existing cash resources, and additional sources of liquidity are insufficient to support planned operations beyond the next 12 months. We are also continuing to evaluate the need to pursue bankruptcy protection or other in-court relief if our financing efforts or other strategic alternatives are not successful.

In order to reduce the cash used in operating activities, the Company implemented certain cost savings initiatives, including a restructuring plan in July 2023, as further discussed in our Annual Report filed on Form 10-K for the year ended December 31, 2023. Additionally, in June 2024, the Company announced that it had started realigning its strategic priorities to focus on the Company’s North American Class 8 and refuse truck markets and as a part of these efforts, the Company announced in July 2024 that it would wind down its operations in the Netherlands and Australia. While these plans are anticipated to reduce cash outflows when compared to prior periods, the Company’s continued existence is primarily dependent upon its ability to obtain additional financing, as well as to attain and maintain profitable operations by entering into profitable sales or service contracts and generating sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require significant additional funding to execute its long-term business plans notwithstanding its requirements for additional current funding. If the Company fails to raise additional funding in time or in a sufficient amount to meet its requirements, the Company may be required or compelled to pursue additional restructuring initiatives to preserve cash, working capital, and optionality, including pursuing bankruptcy protection or other in-court relief.

The Company plans to improve its liquidity through a combination of equity and/or debt financing, alliances or other partnership agreements with entities interested in our technologies, and the liquidation of certain inventory balances. If the Company raises funds in the future by issuing equity securities, dilution to stockholders will occur and may be substantial, and the Company may be required to seek shareholder approval for issuance of equity securities. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of common stockholders. If the Company raises funds in the future by issuing debt securities, these debt securities could have rights, preferences, and privileges senior to those of common stockholders. The terms of any debt securities or borrowings could impose significant restrictions on the Company’s operations. The capital markets have experienced in the past, and may experience in the future, periods of uncertainty that could impact the availability and cost of equity and debt financing. In addition, federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will continue to impact the cost of debt financing.

There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s ongoing operations, working capital requirements, and/or fuel cell technology advancement. If the Company cannot raise additional funds when needed or on acceptable terms, the financial condition, business prospects, and results of operations could be materially adversely affected, and we may be required to pursue bankruptcy protection or other in-court relief. In addition, the Company is subject to, and may become a party to, a variety of litigation, other claims, suits, indemnity demands, regulatory actions, and government investigations and inquiries in the ordinary course of business. The outcome of litigation and other legal proceedings, including the other claims described under Legal Proceedings in Note 14. Commitments and Contingencies, are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us, which may not be covered in full or in part by insurance.

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

There have been no material changes to the significant accounting policies for the six months ended June 30, 2024.

Note 3. Revenue

The following table shows disaggregated revenue from contracts with customers by region (in thousands). The Company did not generate revenue for the three and six months ended June 30, 2023.

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	U.S.	Australia	China	Total	U.S.	Australia	China	Total
Revenue by region	$153	$160	$—	$313	$766	$8,474	$1,056	$10,296

Revenue represents product sales, leasing and other sources. Product sales are derived from the sales of the Company’s products and services including fuel cell systems, FCEVs, parts, product support, and other related services. The majority of the product sales recognized for the three and six months ended June 30, 2024 relate to vehicle deployments that occurred in prior periods. Leasing revenue is generated from customer contracts when the end customer has a significant economic incentive to exercise the trade-in or buyback option at contract inception. As of June 30, 2024, the Company had deferred $1.1 million of upfront lease related payments, $0.4 million of which was recorded in Contract liabilities and $0.7 million of which was recorded in Other liabilities in the unaudited interim Consolidated Balance Sheets. The upfront lease related payments will be recognized on a straight-line basis over the individual lease term.

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

The current portion of contract liabilities is recorded within Contract liabilities in the unaudited interim Consolidated Balance Sheets and totaled $4.8 million and $8.9 million as of June 30, 2024 and December 31, 2023, respectively. The long-term portion of contract liabilities is recorded within Other liabilities in the unaudited interim Consolidated Balance Sheets and totaled $1.3 million and $3.0 million as of June 30, 2024 and December 31, 2023, respectively. Certain customer contract liability balances may be refunded for cancelled contracts or unsuccessful FCEV trials, including up to $4.3 million in the current portion of the Contract liabilities associated with customer contracts in Europe and Australia. As part of efforts to exit certain customer contracts, the Company refunded $0.3 million to customers during the six months ended June 30, 2024. An additional $1.0 million was paid back to customers in July 2024.

Note 4. Restructuring and Related Charges

In July 2023, the Company’s board of directors approved a restructuring plan (the “2023 Restructuring Program”) to improve operational effectiveness and cost reduction, including with respect to its workforce. The 2023 Restructuring Program is expected to be completed by the end of the third quarter of 2024.

In June 2024, the Company announced that it had started realigning its strategic priorities to focus on the Company’s North American Class 8 and refuse truck markets and as a part of these efforts, the Company announced in July 2024 that it would wind down its operations in the Netherlands and Australia (collectively the “Strategic Realignment”).

In connection with the Strategic Realignment during the second quarter of 2024 the Company has incurred and expects to incur restructuring and related charges including (a) employee-related charges such as severance, retention and stock-based compensation, (b) asset-related charges such as impairments of property plant and equipment and right-of-use asset, and (c) other exit related costs including contract termination costs. The employee-related charges arise from the on-going benefit arrangements in the Netherlands and Australia which require accrual when the related payments are probable. The impairment related charges arise from the determination that triggering events had occurred in the Netherlands and Australia as of June 30, 2024, and that the Company’s long-lived assets at those locations should be written down to fair value, which was generally salvage value.

In the U.S., the Company entered into a purchase and sale agreement with Fulcrum Holdings LLC (the “Buyer”) to sell its Rochester, NY facility for $3.1 million. The sale closed and the Company moved its headquarters from Rochester, NY to Bolingbrook, IL in March 2024.

The Company did not record restructuring and related charges for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2024, costs by type associated with these initiatives consisted of the following (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Asset-related	$1,273	$1,273
Employee-related	1,390	1,822
Other Costs	—	69
Total	$2,663	$3,164

Note 5. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$5,437	$11,380
Work in process	2,135	9,918
Finished Goods	214	7,513
Total inventory	$7,786	$28,811

The Company writes down inventory for any excess or obsolescence, or when the Company believes that the net realizable value of inventories is less than the carrying value. A total of $17.3 million and $18.4 million in inventory write-downs was recognized for the three and six months ended June 30, 2024, respectively, primarily related to the Strategic Realignment (see Note 4. Restructuring and Related Charges). A total of $1.8 million and $2.1 million in inventory write-downs was recognized for the three and six months ended June 30, 2023, respectively.

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Deposit for fuel cell components (Note 17)	$460	$2,927
Vehicle inventory deposits	152	262
Production equipment deposits	260	623
Other prepaid expenses	1,806	1,333
Prepaid insurance	640	3,827
VAT receivable from government	326	363
Total prepaid expenses and other current assets	$3,644	$9,335

Note 7. Property, Plant, and Equipment, net

Property, plant, and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Land and building	$—	$2,823
Machinery and equipment	11,821	12,420
Software	3,293	3,403
Leasehold improvements	3,544	3,306
Construction in progress	3,233	2,652
Total Property, plant, and equipment	21,891	24,604
Less: Accumulated depreciation and amortization	(6,741)	(6,035)
Property, plant and equipment, net	$15,150	$18,569

Depreciation and amortization expense totaled $1.0 million and $1.9 million for the three and six months ended June 30, 2024, respectively. Depreciation and amortization expense totaled $0.7 million and $2.2 million for the three and six months ended June 30, 2023, respectively.

The Company recognized impairment charges of $1.3 million during the three and six months ended June 30, 2024, respectively, primarily related to property, plant and equipment impairment in Hyzon Australia (see Note 4. Restructuring and Related Charges). There were no property, plant and equipment impairment charges for the three and six months ended June 30, 2023.

Note 8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Payroll and payroll related expenses	$6,543	$5,261
Accrued professional fees	3,444	2,411
Accrued product warranty costs	1,412	840
Accrued contract manufacturer costs	—	1,424
Accrued contract termination costs (Note 14)	1,204	470
Accrued SEC settlement (Note 14)	8,684	17,000
Other accrued expenses	2,661	2,710
Accrued liabilities	$23,948	$30,116

Note 9. Investments in Equity Securities

The Company owns common shares, participation rights, and options to purchase additional common shares in certain private companies. On a non-recurring basis, the carrying value is adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments in the same issuer or for an impairment.

The investment in equity securities in the unaudited interim Consolidated Balance Sheets as of June 30, 2024 represents the equity investment in common shares and options of Raven SR, Inc. (“Raven”). During the first quarter of 2024, there was an observable transaction in the price of Raven’s common shares and options, which was essentially equal to the fair value determined as part of the quantitative measurement of the investments at December 31, 2023. Accordingly, there was no gain or loss on equity securities in the unaudited interim Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024. There was no observable transaction and no gain or loss on equity securities for the three and six months ended June 30, 2023.

The following table summarizes the total carrying value of held securities, measured as the total initial cost plus cumulative net gain (loss) (in thousands):

	June 30, 2024	December 31, 2023
Total initial cost basis	$4,948	$4,948
Adjustments:
Cumulative unrealized gain	12,530	12,530
Cumulative impairment	(16,715)	(16,715)
Carrying amount, end of period	$763	$763

Note 10. Equity Method Investments

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

The Company’s equity method investment in Raven S1 does not have a readily determinable fair value. Such investments are evaluated for impairment when events and conditions occur that may have a significant adverse effect on the investment's fair value. Based on an assessment of these criteria, the Company determined that the investment in Raven S1 was not impaired as of June 30, 2024. The Raven S1 facility continues to experience certain permitting and construction delays and over-runs and has not yet been successful in attracting additional financing or achieving the milestones associated with remaining committed financing. However, Raven S1 has made progress towards achieving certain objectives and the Company continues to expect the Raven S1 project to be completed. The Company continues to monitor and evaluate the status of the Raven S1 project on an ongoing basis, and should an impairment be identified, the Company will evaluate whether such impairment is other-than-temporary. If Raven S1 management is not successful in achieving objectives such as fundraising the additional capital required to complete the project or in obtaining the required permits, a future impairment of the investment is reasonably possible.

Note 11. Short-term Investments

The following table summarizes the Company’s short-term investments as of June 30, 2024 (in thousands). The Company did not have any short term investments as of December 31, 2023.

	As of June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments
Certificates of deposit	$20,000	$418	$—	$20,418
Total short-term investments	$20,000	$418	$—	$20,418

Note 12. Income Taxes

The Company recorded no income tax expense during the three and six months ended June 30, 2024 and 2023, respectively.

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

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its positions. The Company is subject to income tax examinations by taxing authorities in the countries in which it operates since inception.

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

As of June 30, 2024, and December 31, 2023, the carrying amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate estimated fair value due to their relatively short maturities.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments:
Certificates of deposit	$—	$20,418	$—	$20,418
Liabilities:
Warrant liability – Private Placement Warrants	$—	$160	$—	$160
Earnout shares liability	$—	$—	$1,321	$1,321

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:	$75,312	$—	$—	$75,312
Liabilities:
Warrant liability – Private Placement Warrants	$—	$160	$—	$160
Earnout shares liability	$—	$—	$1,725	$1,725

Cash Equivalents

The Company’s cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash with original maturities of three months or less. As of June 30, 2024, the Company did not have any cash equivalents. As of December 31, 2023, the Company had $75.3 million invested in certificates of deposit. The Company classifies its investments in certificates of deposit as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

Short-term Investments

The Company’s short-term investments consist of certificates of deposit with original maturities greater than three months. The Company classifies its investments in certificates of deposit as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

Earnout to Common Stockholders

The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model. The inputs into the Monte-Carlo pricing model included significant unobservable inputs. The following table provides quantitative information regarding Level 3 fair value measurement inputs:

	June 30, 2024	December 31, 2023
Stock price	$0.32	$0.90
Risk-free interest rate	4.7%	4.1%
Volatility	145.0%	91.0%
Remaining term (in years)	2.04	2.54

The following table presents the changes in the liabilities for Private Placement Warrants and Earnout for the six months ended June 30, 2024 (in thousands):

	Private Placement Warrants	Earnout
Balance as of December 31, 2023	$160	$1,725
Change in estimated fair value	—	(404)
Balance as of June 30, 2024	$160	$1,321

The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded.

Note 14. Commitments and Contingencies

Legal Proceedings

The Company is subject to, and may become a party to, a variety of litigation, other claims, suits, indemnity demands, regulatory actions, and government investigations and inquiries in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. The Company accrues for matters when we believe that losses are probable and can be reasonably estimated. As of June 30, 2024, the Company accrued $1.2 million in Accrued liabilities for customer and supplier disputes. In addition, the Company accrued $16.9 million related to the resolution of the SEC investigation, of which $8.7 million is recorded in Accrued liabilities and $8.2 million in Accrued SEC settlement, in the unaudited interim Consolidated Balance Sheets relating to probable and estimable losses. As of December 31, 2023, the Company accrued $0.5 million in Accrued liabilities for a customer dispute. In addition, the Company accrued $25.0 million related to the resolution of the SEC investigation, of which $17.0 million is recorded in Accrued liabilities and $8.0 million in Accrued SEC settlement.

Other than the SEC matter described below, the outcome of individual matters is not predictable with assurance, the assessments are based on the Company’s knowledge and information available at the time; thus, the ultimate outcome of any matter could require payment substantially in excess of the amount being accrued and/or disclosed. The Company is party to current legal proceedings as discussed more fully below.

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

On March 18, 2022, a putative class action complaint, Malork v. Anderson et al. (C.A. No. 2022-0260- KSJM) (“Malork”), was filed in the Delaware Court of Chancery against certain officers and directors of DCRB, DCRB’s sponsor, and certain investors in DCRB’s sponsor, alleging that the director defendants and controlling stockholders of DCRB’s sponsor breached their fiduciary duties in connection with the merger between DCRB and Legacy Hyzon. The complaint seeks equitable relief and monetary damages. On May 26, 2022, the defendants in this case moved to dismiss the complaint. On August 2, 2022, the plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on August 15, 2022. Briefing on the motion to dismiss is now complete, and oral argument occurred on April 21, 2023. On July 17, 2023, the Delaware Court of Chancery denied the defendants’ motion to dismiss the complaint. In August 2023, the plaintiff in Malork subpoenaed Hyzon for various documentation in connection with the litigation against the named defendants. In December 2023, the Company paid $1.5 million dollars in legal fees on behalf of the named individual defendants pursuant to an indemnity agreement between DCRB and the named individual defendants. The Company does not expect to incur further legal fees in connection with the indemnity agreement.

On August 5, 2024, Hyzon was served by the plaintiff in Malork with a Second Amended Complaint naming the Company and its former CEO, Craig Knight, as additional defendants (individually and collectively, the “Legacy Hyzon Defendants”). The Second Amended Complaint alleges new claims that the Legacy Hyzon Defendants aided and abetted the breaches of fiduciary duty alleged against the originally named Malork defendants. The Company will defend itself in this litigation.

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

Litigation Involving Former Officers and Directors

On June 14, 2024, the Company received a complaint and demand for arbitration from counsel for Craig Knight, the Company’s former CEO. Mr. Knight asserts that the Company breached his employment agreement by failing to pay him severance, a bonus, and a long term (equity) incentive. The Company’s Board of Directors ultimately determined in January 2023 that Craig Knight’s termination was “for cause” as disclosed in its Current Report on Form 8-K/A filed with the SEC on February 1, 2023. The Company believes Mr. Knight’s claims are without merit and will vigorously defend itself against them.

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

On September 26, 2023, the Company announced a final resolution, subject to court approval, of the SEC’s investigation. On that date, the SEC filed a complaint in the U.S. District Court for the Western District of New York naming the Company, Craig Knight, the Company’s former Chief Executive Officer and a former director, and Max C.B. Holthausen, a former managing director of the Company’s European subsidiary, Hyzon Motors Europe B.V., as defendants. Without admitting or denying the allegations in the SEC’s complaint, the Company consented to the entry of a final judgment, subject to court approval, that would permanently restrain and enjoin the Company from violating certain sections of and rules under the Exchange Act and the Securities Act, and would require the Company to pay a civil penalty of $25.0 million as follows: $8.5 million within 30 days of entry of the final judgment; (2) $8.5 million by December 31, 2024; and (3) $8.0 million by January 15, 2026. Mr. Knight and Mr. Holthausen also separately consented to the entry of final judgments, subject to court approval, resolving the SEC’s allegations. On January 16, 2024, the U.S. District Court for the Western District of New York entered the final judgment as to the Company, and on January 17, 2024 entered the final judgments as to Mr. Knight and Mr. Holthausen, concluding this litigation. The Company paid the first tranche of $8.5 million in January 2024 and accrues interest on unpaid amounts due after 30 days of the entry of the final judgment at a rate equal to the weekly average 1-year constant maturity Treasury yield, as published by the Board of Governors of the Federal Reserve System.

Customer and Supplier Disputes

On July 28, 2023, Worthington Industries Poland SP.Z.O.O, a Hyzon Europe supplier, filed a complaint in the Amsterdam District Court in the Netherlands, against Hyzon Europe for breach of contract and obtained an attachment covering Hyzon Europe’s bank accounts. Accordingly, $1.1 million included in those Hyzon Europe's bank accounts are recorded as restricted cash in the unaudited interim Consolidated Balance Sheets as of June 30, 2024. The complaint seeks damages from Hyzon Europe totaling €4.6 million (approximately $4.9 million in USD). The Company intends to vigorously defend itself against this claim.

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

Note 15. Stock-based Compensation Plans

The following table summarizes the Company’s stock option, Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”) activity:

	Stock Options				RSUs		PSUs
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual (Years)	Aggregate Intrinsic Value (in 000s)	Number of RSUs	Weighted Average Grant Date Fair Value	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	14,773,453	$1.20	10.37	—	13,682,338	$1.50	2,265,283	$0.95
Granted	—	$—	—	—	11,147,848	$0.60	3,500,161	$0.76
Exercised or released	—	$—	—	—	(4,854,912)	$1.08	(708,468)	$0.91
Forfeited/Cancelled	(14,176)	$1.13	—	—	(1,833,516)	$1.30	(426,373)	$0.78
Outstanding at June 30, 2024	14,759,277	$1.20	9.88	—	18,141,758	$1.08	4,630,603	$0.83
Vested and expected to vest, June 30, 2024	14,759,277	$1.20	9.88	—	18,141,758	$1.08	—	$—
Exercisable and vested at June 30, 2024	13,265,785	$1.18	10.48	—	—	—	—	—

As of June 30, 2024, there was $0.4 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.33 years.

RSUs granted under the Company’s equity incentive plans typically vest over a one to four-year period beginning on the date of grant. RSUs will be settled through the issuance of an equivalent number of shares of the Company’s common stock and are equity classified.

The total fair value of RSUs and PSUs is determined based upon the stock price on the date of grant. As of June 30, 2024, unrecognized compensation costs related to unvested RSUs of $12.4 million is expected to be recognized over a remaining weighted average period of 2.23 years. As of June 30, 2024, unrecognized compensation costs related to unvested PSUs of $3.4 million is expected to be recognized over a remaining weighted average period of 1.01 years.

Note 16. Stockholders' Equity

Common Stock

As of June 30, 2024, the Company was authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 248,554,855 and 245,081,497 shares of Class A common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2024 and December 31, 2023, no preferred stock was issued and outstanding, respectively.

Warrants

At June 30, 2024 and December 31, 2023, there were 11,013,665 Public Warrants and 8,014,500 Private Placement Warrants, for a total of 19,028,165 warrants outstanding. At June 30, 2024 and December 31, 2023, there were 170,048 Ardour Warrants outstanding.

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

Hyzon Motors USA Inc., a subsidiary of the Company, entered into a Second Amendment (the “Second Amendment”) to the Horizon IP Agreement. The Second Amendment was effective September 22, 2023. Under the terms of the Second Amendment, the parties have agreed to certain amendments to the Horizon IP Agreement pertaining to their rights in and to hydrogen fuel cell intellectual property. The parties have also agreed to a term for the Horizon IP Agreement that shall expire on the seven-year anniversary of the effective date of the Second Amendment.

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

Related Party Payables and Receivables

Horizon Fuel Cell Technologies and Related Subsidiaries

The Company made deposit payments to Horizon and its subsidiaries to secure fuel cell components. As of June 30, 2024, the remaining deposit balance was $0.5 million and included within Prepaid expenses and other current assets in the unaudited interim Consolidated Balance Sheets.

As of June 30, 2024, the related party payable, net to Horizon and its subsidiaries is $0.6 million. The related party payable, net from Horizon and its subsidiaries was $0.3 million as of December 31, 2023.

Note 18. Loss per share

The following table presents the information used in the calculation of the Company’s basic and diluted net loss per share attributable to Hyzon common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to Hyzon	$(50,790)	$(60,248)	$(85,015)	$(90,496)
Weighted average shares outstanding:
Basic	246,788	244,628	247,293	244,585
Effect of dilutive securities	—	—	—	—
Diluted	246,788	244,628	247,293	244,585
Net loss per share attributable to Hyzon:
Basic	$(0.21)	$(0.25)	$(0.34)	$(0.37)
Diluted	$(0.21)	$(0.25)	$(0.34)	$(0.37)

Potentially dilutive shares are excluded from the computation of diluted net loss per share when their effect is antidilutive. The potential dilutive securities are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock units	18,142	11,173	18,142	11,173
Performance stock units	4,631	2,850	4,631	2,850
Stock options with service conditions	12,987	11,857	12,987	11,857
Stock options for former CTO	1,772	1,772	1,772	1,772
Stock options with market and performance conditions	—	5,538	—	5,538
Private placement warrants	8,015	8,015	8,015	8,015
Public warrants	11,014	11,014	11,014	11,014
Earnout shares	23,250	23,250	23,250	23,250
Hongyun warrants	31	31	31	31
Ardour warrants	170	170	170	170

Note 19. Subsequent Events

Securities Purchase Agreement

On July 22, 2024, the Company closed an offering pursuant to a securities purchase agreement (the “Purchase Agreement”) entered into with certain investors (the “Purchasers”). Pursuant to the Purchase Agreement, the Company issued in a registered direct offering (the “Offering”) an aggregate of (i) 22,500,000 shares of the Company’s Class A common stock, and (ii) warrants to purchase up to 22,500,000 shares of Class A common stock. The offering price per share of Class A common stock and accompanying warrant was $0.20 per share, and the net proceeds to the Company from the Offering was approximately $3.9 million. The warrants are immediately exercisable at an exercise price of $0.30 per share and will expire on the five years anniversary of the date of issuance. The warrants also contain a reset of the exercise price to a price equal to the lesser of (i) the then exercise price and (ii) the lowest volume weighted average price for the five trading days immediately following the date we effect a reverse stock split. In no event will the exercise price of the warrants with respect to the reset of the exercise price be reduced below a floor price of $0.057. Upon such a reset, there will also be a proportionate adjustment to the number of shares underlying the warrants such that the aggregate exercise price payable under the warrants, after taking into account the decrease in the exercise price, will be equal to the aggregate exercise price prior to such adjustment.

Strategic Realignment

In June 2024, the Company announced that it had started realigning its strategic priorities to focus on the Company’s North American Class 8 and refuse truck markets and as a part of these efforts, the Company announced in July 2024 that it would wind down its operations in the Netherlands and Australia.

Regarding the wind down of the Netherlands, in July 2024, Hyzon Europe began negotiating directly with creditors in its effort to seek a consensual liquidation. The Company seeks to settle all creditors’ claims and complete the wind down process before the end of 2024.

Regarding the wind down of the Australian business, on July 10, 2024, Hyzon Australia appointed an administrator to oversee the entity’s liquidation process. The administrator has developed a proposal for resolving creditors’ claims under various scenarios (the “Proposal”). The Proposal will be reviewed at a meeting of creditors on August 14, 2024, and if approved, the liquidation process will proceed with all claims settled thereafter. Based on the facts and circumstances, the Company reasonably anticipates that the wind down process will be completed before the end of 2024.

Authorized Share Increase

On July 18, 2024, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware increasing the number of authorized shares of Class A common stock, par value $0.0001 per share from 400,000,000 to 1,000,000,000 shares. The Certificate of Amendment became effective upon filing with the Secretary of State.

Nasdaq Minimum Bid Price Requirement

On January 23, 2024, the Company received a letter (the “Notice”) from the listing qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rules 5550(a)(2) (the “Bid Price Rule”) for continued listing. The Bid Price Rule requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice had no immediate effect on the listing of the Company’s Class A common stock, which has traded on The Nasdaq Global Select Market, and effective July 25, 2024 on the the Nasdaq Capital Market, under the symbol “HYZN.”

In accordance with the Compliance Period Rule, the Company had 180 calendar days to regain compliance. If, at any time before the end of this 180-day period, or through July 22, 2024, the closing bid price of the Class A common stock closed at or above $1.00 per share for a minimum of 10 consecutive business days, subject to the Staff’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H), the Staff would have provided written notification that the Company had achieved compliance with the Bid Price Rule.

As of July 22, 2024, the Company did not achieve compliance with the Bid Price Rule. As previously reported, pursuant to NASDAQ Marketplace Rule 4450(i), on July 5, 2024, the Company applied to transfer the listing of its Class A common stock from The Nasdaq Global Select Market to The Nasdaq Capital Market.

On July 23, 2024, the Company received a letter from the Staff approving the Company’s application to transfer its listing to the Nasdaq Capital Market from the Global Select Market, and indicating that the Company is eligible for a second 180 calendar day extension of time to January 21, 2025 to regain compliance with the Bid Price Rule. In connection with this listing transfer and second 180 calendar day extension, the Company provided Nasdaq with its written intention to cure the bid price deficiency during this second compliance period, by effecting a reverse stock split, if necessary. The Class A common stock and public warrants were transferred to the Nasdaq Capital Market at the opening of business on July 25, 2024.

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

Overview

We are headquartered in Bolingbrook, Illinois, with operations in the United States and China. Hyzon is a global supplier of high-performance hydrogen fuel cell systems focused on providing zero-emission power to decarbonize the most demanding industries. We are commercializing our proprietary fuel cell technology through assembling and upfitting heavy duty (“HD”) hydrogen fuel cell electric vehicles (“FCEVs”). When we refer to “assembling” or “converting” our FCEVs, we generally mean integrating our fuel cells and fuel cell stacks with batteries, electric motors, and other components into a chassis to form a completed FCEV that we sell. When we “upfit” a vehicle, we generally mean that we provide services to transform a customer's internal combustion engine (“ICE”) vehicle into a FCEV.

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

Results of Operations

The following table sets forth our historical operating results for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue	$313	$—	$313	NM	$10,296	$—	$10,296	NM
Operating expense:
Cost of revenue	18,415	2,410	16,005	664	26,231	3,248	22,983	708
Research and development	9,817	12,597	(2,780)	(22)	20,646	21,937	(1,291)	(6)
Selling, general, and administrative	25,516	49,098	(23,582)	(48)	47,044	79,955	(32,911)	(41)
Restructuring and related charges	2,663	—	2,663	NM	3,164	—	3,164	—
Total operating expenses	56,411	64,105	(7,694)	(12)	97,085	105,140	(8,055)	(8)
Loss from operations	(56,098)	(64,105)	8,007	(12)	(86,789)	(105,140)	18,351	(17)
Other income (expense):
Change in fair value of private placement warrant liability	481	160	321	201	—	801	(801)	(100)
Change in fair value of earnout liability	4,231	916	3,315	362	404	7,336	(6,932)	(94)
Foreign currency exchange gain (loss) and other expense, net	(156)	280	(436)	(156)	(683)	1,430	(2,113)	(148)
Investment income and interest income, net	752	2,494	(1,742)	(70)	1,976	5,060	(3,084)	(61)
Total other income (expense)	5,308	3,850	1,458	38	1,697	14,627	(12,930)	(88)
Loss before income taxes	$(50,790)	$(60,255)	$9,465	(16)%	$(85,092)	$(90,513)	$5,421	(6)%
Income tax expense	—	—	—	NM	—	—	—	NM
Net loss	$(50,790)	$(60,255)	$9,465	(16)%	$(85,092)	$(90,513)	$5,421	(6)%
Less: Net loss attributable to noncontrolling interest	—	(7)	7	(100)%	(77)	(17)	(60)	353
Net loss attributable to Hyzon	$(50,790)	$(60,248)	$9,458	(16)%	$(85,015)	$(90,496)	5,481	(6)%
NM Not meaningful

Three Months Ended June 30, 2024 and 2023

We generated $0.3 million of revenue for the three months ended June 30, 2024, from the sales of our products and services. We did not generate any revenue for the three months ended June 30, 2023.

Operating expenses for the three months ended June 30, 2024 were $56.4 million compared to $64.1 million for the three months ended June 30, 2023.

Cost of revenue for the three months ended June 30, 2024 totaled $18.4 million primarily related to $17.3 million in inventory write-downs and $0.8 million in cost provisions accrued for customer contract activities in Europe. Cost of revenue for the three months ended June 30, 2023 totaled $2.4 million primarily related to cost provisions accrued for customer contract activities and inventory write-downs in Europe.

Research and development expenses were $9.8 million and $12.6 million for the three months ended June 30, 2024 and 2023, respectively. The decrease was primarily due to $3.2 million in lower material costs used in research and development. The decrease was partially offset by an increase of $0.4 million in higher personnel costs, which were incurred in order to enhance our research and development expertise in vehicle design, vehicle software, fuel cell systems, and electric powertrain.

Selling, general, and administrative expenses were $25.5 million and $49.1 million for the three months ended June 30, 2024 and 2023, respectively. The decrease was primarily due to $27.1 million in lower legal, accounting, and consulting fees related to SEC and regulatory investigations and other litigation. Of this decrease $22.0 million was related to the legal loss contingency accrual for the SEC investigation in 2023. The decrease was partially offset by an increase of $2.8 million in stock-based compensation expense and $2.5 million related to the write-down of certain supplier deposits that are not expected to be recovered.

Restructuring and related charges were $2.7 million for the three months ended June 30, 2024, which was primarily driven by asset and employee-related expenses. We did not have any restructuring and related charges for the three months ended June 30, 2023. See Note 4. Restructuring and Related Charges in the accompanying unaudited interim consolidated financial statements of this Quarterly Report on Form 10-Q.

Changes in estimated fair values of private placement warrant liability and earnout liability for the three months ended June 30, 2024 were $0.5 million and $4.2 million, respectively. Changes in estimated fair values of private placement warrant liability, and earnout liability for the three months ended June 30, 2023 were $0.2 million and $0.9 million respectively. The decrease in the estimated fair values of the private placement warrant liability and earnout liability for the three months ended June 30, 2024 were affected by a significant increase in the expected volatility over the remaining term of the instruments based on current market information and the decrease in the Company’s share price. The decrease in the estimated fair values of the private placement warrant liability and earnout liability for the three months ended June 30, 2023 were affected by fluctuation in the Company’s share price.

Investment and interest income, net was $0.8 million for the three months ended June 30, 2024, compared to $2.5 million for the three months ended June 30, 2023. Investment and interest income relates to realized gains on short-term investments and interest income on our cash and cash equivalents. The decrease in investment and interest income was due to a significant decrease in the amount of funds invested.

Six Months Ended June 30, 2024 and 2023

We generated $10.3 million of revenue for the six months ended June 30, 2024, majority of which is from FCEV sales in Australia, China and the U.S. The majority of the FCEV sales relate to vehicle deployments that occurred in periods prior to the six months ended June 30, 2024. We did not generate any revenue for the six months ended June 30, 2023.

Operating expenses for the six months ended June 30, 2024 were $97.1 million compared to $105.1 million for the six months ended June 30, 2023.

Cost of revenue for the six months ended June 30, 2024 totaled $26.2 million primarily related to $18.4 million in inventory write-downs and $7.4 million in direct materials, labor costs and estimated warranty costs associated with FCEV sales in Australia and the U.S. Costs associated with China FCEV sales were recognized in prior periods. Additionally, there was $1.4 million related to cost provisions accrued for customer contract activities in Europe. The increase was partially offset by $1.2 million in recoveries from inventory liquidation auction process. Cost of revenue for the six months ended June 30, 2023 totaled $3.2 million primarily related to cost provisions accrued for customer contract activities and inventory write-downs in Europe.

Research and development expenses were $20.6 million and $21.9 million for the six months ended June 30, 2024 and 2023, respectively. The decrease was primarily due to $3.5 million in lower material costs used in research and development. The decrease was partially offset by an increase of $2.2 million in higher personnel costs primarily related to higher stock-compensation expense, which were incurred in order to enhance our research and development expertise in vehicle design, vehicle software, fuel cell systems, and electric powertrain.

Selling, general, and administrative expenses were $47.0 million and $80.0 million for the six months ended June 30, 2024 and 2023, respectively. The decrease was primarily due to $38.9 million in lower legal, accounting, and consulting fees related to SEC and regulatory investigations and other litigation. Of this decrease $22.0 million was related to the legal loss contingency accrual for the SEC investigation in 2023. The decrease was partially offset by an increase of $3.9 million in stock-based compensation expense and $2.5 million related the write-down of certain supplier deposits that are not expected to be recovered.

Restructuring and related charges were $3.2 million for the six months ended June 30, 2024, which was primarily driven by asset and employee-related expenses. We did not have any restructuring and related charges for the six months ended June 30, 2023. See Note 4. Restructuring and Related Charges in the accompanying unaudited interim consolidated financial statements of this Quarterly Report on Form 10-Q.

The change in estimated fair value of earnout liability for the six months ended June 30, 2024 was $0.4 million compared to $7.3 million for the six months ended June 30, 2023. The change in estimated fair value of earnout liability for the six months ended June 30, 2023 reflects a significant increase in the expected volatility over the remaining term of the instrument based on the then current market information and the decrease in the Company’s share price.

There was no change in fair value of private placement warrant liability for the six months ended June 30, 2024 compared to $0.8 million for the six months ended June 30, 2023. The change in estimated fair value of the private placement warrant liability for the three months ended June 30, 2023 reflects fluctuation in the Company’s share price.

Investment and interest income, net was $2.0 million for the six months ended June 30, 2024, compared to $5.1 million for the six months ended June 30, 2023. Investment and interest income relates to realized gains on short-term investments and interest income on our cash and cash equivalents. The decrease in investment and interest income was due to a significant decease in the amount of funds invested.

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

The Company incurred net losses of $50.8 million and $60.3 million for the three and six months ended June 30, 2024 and 2023, respectively. Net cash used in operating activities was $56.7 million and $82.1 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had $34.7 million in unrestricted cash and cash equivalents, $20.4 million in short-term investments, and positive net working capital of $33.5 million.

The Company has concluded that at the time of this filing, substantial doubt exists about its ability to continue as a going concern as the Company believes that its financial resources, existing cash resources, and additional sources of liquidity are insufficient to support planned operations beyond the next 12 months. We are also continuing to evaluate the need to pursue bankruptcy protection or other in-court relief if our financing efforts or other strategic alternatives are not successful.

In order to reduce the cash used in operating activities, the Company implemented certain cost savings initiatives, including a restructuring plan in July 2023, as further discussed in our Annual Report filed on Form 10-K for the year ended December 31, 2023. Additionally, in June 2024, the Company announced that it had started realigning its strategic priorities to focus on the Company’s North American Class 8 and refuse truck markets and as a part of these efforts, the Company announced in July 2024 that it would wind down its operations in the Netherlands and Australia. While these plans are anticipated to reduce cash outflows when compared to prior periods, the Company’s continued existence is primarily dependent upon its ability to obtain additional financing, as well as to attain and maintain profitable operations by entering into profitable sales or service contracts and generating sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require significant additional funding to execute its long-term business plans notwithstanding its requirements for additional current funding. If the Company fails to raise additional funding in time or in a sufficient amount to meet its requirements, the Company may be required or compelled to pursue additional restructuring initiatives to preserve cash, working capital, and optionality, including pursuing bankruptcy protection or other in-court relief.

Further, on July 22, 2024, the Company closed an offering pursuant to a securities purchase agreement (the “Purchase Agreement”) entered into with certain investors (the “Purchasers”). Pursuant to the Purchase Agreement, the Company issued in a registered direct offering (the “Offering”) an aggregate of (i) 22,500,000 shares of the Company’s Class A common stock, and (ii) warrants to purchase up to 22,500,000 shares of Class A common stock. The offering price per share of Class A common stock and accompanying warrant was $0.20 per share, and the net proceeds to the Company from the Offering was approximately $3.9 million. The warrants are immediately exercisable at an exercise price of $0.30 per share and will expire on the five-year anniversary of the date of issuance. The warrants also contain a reset of the exercise price to a price equal to the lesser of (i) the then exercise price and (ii) the lowest volume weighted average price for the five trading days immediately following the date we effect a reverse stock split. In no event will the exercise price of the warrants with respect to the reset of the exercise price be reduced below a floor price of $0.057. Upon such a reset, there will also be a proportionate adjustment to the number of shares underlying the warrants such that the aggregate exercise price payable under the warrants, after taking into account the decrease in the exercise price, will be equal to the aggregate exercise price prior to such adjustment.

The Company’s business will require significant additional funding to execute its long-term business plans, notwithstanding its requirements for additional current funding. If the Company fails to raise additional funding in time or in a sufficient amount to meet its requirements, the Company may be required or compelled to pursue additional restructuring initiatives to preserve cash, working capital, and optionality, including pursuing bankruptcy protection or other in-court relief.

The Company plans to improve its liquidity through a combination of equity and/or debt financing, alliances or other partnership agreements with entities interested in our technologies, and the liquidation of certain inventory balances. If the Company raises funds in the future by issuing equity securities, dilution to stockholders will occur and may be substantial. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of common stockholders. If the Company raises funds in the future by issuing debt securities, these debt securities could have rights, preferences, and privileges senior to those of common stockholders. The terms of any debt securities or borrowings could impose significant restrictions on the Company’s operations. The capital markets have experienced in the past, and may experience in the future, periods of uncertainty that could impact the availability and cost of equity and debt financing. In addition, federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will continue to impact the cost of debt financing.

There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s ongoing operations, working capital requirements, and/or fuel cell technology advancement. If the Company cannot raise additional funds when needed or on acceptable terms, the financial condition, business, prospects, and results of operations could be materially adversely affected, and we may be required to pursue bankruptcy protection or other in-court relief. In addition, the Company is subject to, and may become a party to, a variety of litigation, other claims, suits, indemnity demands, regulatory actions, and government investigations and inquiries in the ordinary course of business. The outcome of litigation and other legal proceedings, including the other claims described under Legal Proceedings in Note 14. Commitments and Contingencies, to our unaudited interim consolidated financial statements of this Quarterly Report on Form 10-Q, are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us, which may not be covered in full or in part by insurance.

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

Given the challenging capital market environment that exists today, we implemented certain cost savings initiatives, particularly, in July 2023, the board of directors approved a restructuring program and, in July 2024, the Company began realigning its strategic priorities so as to focus on the Company’s core North American markets and the refuse industry. While our plans intend to reduce cash outflows when compared to prior periods, our continued existence is primarily dependent upon our ability to obtain additional financing. The timing and magnitude of such required financing will be influenced by our ability to attain and maintain profitable operations and to generate sufficient operating cash flow to meet our obligations on a timely basis. However, actual results could vary materially and negatively as a result of a number of factors, including but not limited to:
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

Cash Flows
The following table is summarized from our unaudited interim Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(56,712)	$(82,058)
Net cash provided by (used in) investing activities	(19,445)	160,648
Net cash used in financing activities	(889)	(348)

Cash Flows for Six Months Ended June 30, 2024 and June 30, 2023

Cash Flows from Operating Activities

Net cash used in operating activities was $56.7 million for the six months ended June 30, 2024, as compared to $82.1 million for the six months ended June 30, 2023. The cash flows used in operating activities for the six months ended June 30, 2024 was primarily driven by a net loss of $85.1 million and adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash charges and expense primarily consisted of $18.4 million for the write-down of inventory, $7.6 million of stock-based compensation expense, $1.9 million in depreciation and amortization, $1.3 million impairment of property and equipment and ROU asset, $0.5 million of foreign currency transaction loss, and the change in estimated fair value of earnout liability of $0.4 million. Changes in operating assets and liabilities were primarily driven by increases of $1.5 million in accounts payable and $0.2 million in accounts receivable, and decreases of $6.2 million in accrued liabilities, $5.8 million in contract liabilities, $5.2 million in prepaid expenses, $2.7 million in inventory balances, and $1.5 million in unbilled receivables.

Net cash used in operating activities was $82.1 million for the six months ended June 30, 2023. The cash flows used in operating activities for the six months ended June 30, 2023 was primarily driven by a net loss of $90.5 million and adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash gain adjustments primarily consisted of changes in estimated fair value of the private placement warrant liability of $0.8 million, earnout liability of $7.3 million, foreign currency transaction gain of $1.6 million, and accretion of discount on available-for-sale debt securities of $1.4 million. These non-cash gain adjustments were partially offset by $3.0 million of stock-based compensation expense, $2.2 million in depreciation and amortization, $2.1 million for the write-down of inventory, and $1.1 million for impairment of property and equipment. Changes in operating assets and liabilities were primarily driven by increases of $14.9 million in other liabilities, $10.5 million in inventory balances, $6.0 million in net related party payables, $2.7 million in contract liabilities, and $0.9 million in accounts receivable and decreases of $6.8 million in prepaid expenses and other current assets, $6.0 million in accounts payable, $2.0 million in accrued liabilities, and $0.3 million in other assets.

Cash Flows from Investing Activities

Net cash used in investing activities was $19.4 million for the six months ended June 30, 2024, as compared to $160.6 million of cash provided by investing activities for the six months ended June 30, 2023. The cash flows used in investing activities for the six months ended June 30, 2024 were primarily driven by $30.0 million cash paid to purchase short-term investments, and $2.3 million cash paid for property and equipment, partially offset by $10.0 million of proceeds from maturities of short-term investments and $2.9 million of net proceeds from sale of the Rochester facility. The cash flows provided by investing activities for the six months ended June 30, 2023 were primarily driven by $129.9 million of proceeds from maturities of short-term investments, offset by $16.6 million cash paid to purchase short-term investments, and $2.7 million cash paid for property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.9 million for the six months ended June 30, 2024, as compared to $0.3 million for the six months ended June 30, 2023. The cash flows used in financing activities for the six months ended June 30, 2024 were driven by $0.9 million for the net share settlement of equity awards. The cash flows used in financing activities for the six months ended June 30, 2023 were driven primarily by a $0.2 million payment towards finance lease liability.

Contractual Obligations and Commitments

For the six months ended June 30, 2024, there were no material changes outside the ordinary course of business within the Contractual Obligations table as previously disclosed in our Annual Report filed on Form 10-K for the year ended December 31, 2023.

Critical Accounting Policies and Estimates

There have been no substantial changes to these estimates, or the policies related to them for the six months ended June 30, 2024. For a full discussion of these estimates and policies, see "Critical Accounting Policies and Estimates" in Item 7 of our Annual Report filed on Form 10-K for the year ended December 31, 2023.

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

Our Chief Executive Officer and Chief Financial Officer, in coordination with Company senior management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024 our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

In light of the material weaknesses described below, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the ineffectiveness of our disclosure controls and procedures as well as material weaknesses in our internal control over financial reporting as of June 30, 2024, the unaudited interim consolidated financial statements for the periods covered by and included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with U.S. generally accepted accounting principles.

(b) Material Weaknesses in Internal Control over Financial Reporting

Our management concluded that the following material weaknesses in internal control over financial reporting as disclosed in our Annual Report filed on Form 10-K for the year ended December 31, 2023 are not fully remediated as of June 30, 2024:

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

•established a centralized training function and deployed various training programs globally, including but not limited to global revenue recognition training, SOX awareness training, and SOX Section 302 certification training; and

•expanded automated workflow functionality that enables compliance with Company policies governing required approvals for purchase requisitions, purchase order change management, invoices, journal entries, payment processing, and vendor master data.

•completed ethics training globally and in addition, provided general public company periodic training for Company personnel, including on potential topics such as the responsibilities of a public company, the core values of the Company’s accounting and finance function, and best practices to implement those values; and

•strengthened program change management, restricted user access to our internal systems used for financial reporting and enhanced the retention of contemporaneous documentation of reviews over IT general controls.

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

•strengthening IT governance and designing effective IT general controls including restricting user access to our remaining internal systems used for financial reporting.

(d) Changes in Internal Control over Financial Reporting

Except for the remediation efforts related to the material weakness described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings

The information set forth under Note 14. Commitments and Contingencies, to our unaudited interim consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments.

Item 1A.    Risk Factors

There have not been any material changes to the risk factors described in our Annual Report filed on Form 10-K for the year ended December 31, 2023 except as noted below.

We may be required to seek bankruptcy protection or other in-court relief or restructuring in the near future.

While we continue to pursue efforts to raise capital and restructure our operations to reduce our cash spend, there is no assurance that we will succeed. Without further sources of funding, the Company anticipates that its existing cash resources will be depleted by the end of fiscal year 2024. If we fail in our efforts to raise necessary additional capital (whether through the sale of equity or assets, the issuance of debt, the entry into strategic partnerships or otherwise) sufficiently in advance of the end of the fiscal year, as we determine to be appropriate under the circumstances, then we may need to seek bankruptcy protection or other in-court relief in the near future, which could have a material negative impact on our stockholders. In the event of an insolvency proceeding, or restructuring of our capital structure, holders of the Company’s Class A common stock could suffer a total loss of their investment. An investment in our Class A common stock is highly speculative and there can be no assurance if or when we might take any of these actions.

Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect our businesses.

We continually review our operations with a view toward reducing our cost structure, including, but not limited to, reducing our labor cost-to-revenue ratio, improving process and system efficiencies and increasing our revenues and operating margins. Despite these efforts, we have needed and may continue to need to adjust our business strategies to meet these changes, or we may otherwise find it necessary to restructure our operations or particular businesses or assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets or sell certain assets. Additionally, any of these events could result in disruptions or adversely impact our relationships with our workforce, suppliers and customers. In any of these events our costs may increase, and we may have significant charges or losses associated with the write-down or divestiture of assets and our business may be materially and adversely affected.

We may be required to curtail production, shut down facilities, restructure operations or dispose of assets of our business.

We are continuously seeking the most cost-effective means and structure to serve our customers and to respond to changes in the markets in which we operate. Accordingly, from time to time, we may curtail production, indefinitely or permanently shut-down facilities, sell core or non-core assets and otherwise restructure operations, which could be in or out of court. As a result, restructuring and divestiture costs may be a recurring component of our operating expenses, and may vary significantly from year to year depending on the scope of such activities. Divestitures and restructuring may also result in significant financial charges for the impairment of assets, including intangible assets. Furthermore, such activities may divert the attention of management, disrupt our ordinary operations, or result in a reduction in the volume of products produced and sold. There is no guarantee that any such activities will achieve their goals, and we cannot successfully manage the associated risks, our financial condition and results of operations could be adversely affected.

We may not fully realize the anticipated benefits from our restructuring efforts.

In regard to our realigned strategy and exploration of strategic alternatives, we may not achieve the expected benefits of such activities. Our ability to achieve the anticipated cost savings and other benefits from our restructuring, divestiture, or other efforts within expected time frames is subject to many estimates and assumptions, and may vary materially based on factors such as market conditions and the effect of our efforts on our work force. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated positive impacts to our operations, liquidity or future financial results from our current or future efforts. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such strategic alternative efforts, and our business and results of operations could be adversely affected.

We may be delisted from Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We may be delisted from the Nasdaq Capital Market, where our Class A common stock and public warrants currently trade, as a result of our current stock price.

On January 23, 2024, the Company received a new letter from the Nasdaq Stock Market notifying the Company that it no longer complied with the Bid Price Rule for continued listing on the Nasdaq Global Select Market. The Bid Price Rule requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq’s Compliance Period Rule provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

In accordance with the Compliance Period Rule, the Company had 180 calendar days, or until July 22, 2024, to regain compliance. If, at any time before the end of this 180-day period, or through July 22, 2024, the closing bid price of the Class A common stock closed at or above $1.00 per share for a minimum of 10 consecutive business days, subject to the Staff’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H), the Staff would provide written notification that the Company has achieved compliance with the Bid Price Rule. If the Company did not regain compliance during this 180-day period, then the Staff may grant the Company a second 180 calendar day period to regain compliance. However, we were advised by the Staff that, in order to be eligible to receive the second 180 calendar day period to regain compliance, we were required to file an application to transfer our listing from the Nasdaq Global Select Market to the Nasdaq Capital Market. In connection with such application, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the minimum bid price deficiency during the second compliance period, which may include, if necessary, implementing a reverse stock split. On July 29, 2024, the Company mailed its definitive proxy statement for its 2024 annual meeting of stockholders where the Company asked, among others, for its stockholders to approve a reverse stock split range and for the Company’s board of directors to effect a reverse stock split, if necessary. If the Company’s stockholders do not approve the reverse stock split and the Company fails to satisfy Nasdaq's listing requirements and is subsequently unable to regain compliance before January 21, 2025, Nasdaq may suspend trading and commence delisting proceedings.

On July 5, 2024, the Company filed an application with Nasdaq to transfer from the Nasdaq Global Select Market to the Nasdaq Capital Market. Nasdaq has the ability to shorten the second 180-day cure period under certain circumstances, including if a security has a closing bid price of $0.10 or less for ten consecutive trading days. On July 23, 2024, Nasdaq approved the transfer of our listing from the Nasdaq Global Select Market to the Nasdaq Capital Market beginning with the opening of trading on July 25, 2024. We were also granted a second 180-day extension, which will expire on January 21, 2025.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A common stock and public warrants were previously listed on the Nasdaq Global Select Market and are currently listed on the Nasdaq Capital Market, our Class A common stock and public warrants qualify as covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we are no longer listed on the Nasdaq Capital Market, our securities would not be covered securities, and we would be subject to regulation in each state in which we offer our securities.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

There were no sales of equity securities for the six months ended June 30, 2024 that were not registered under the Securities Act.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the quarter ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Description

3.1
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 18, 2024)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 19, 2024)
10.1
Form of Securities Purchase Agreement, dated as of July 19, 2024, by and among the Company and the Purchasers listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 19, 2024)**

10.2
Placement Agency Agreement, dated as of July 19, 2024, by and between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 19, 2024)

10.3	Form of Retention Incentive Agreement#
10.4
Sales Agreement, dated as of June 6, 2024, by and among the Company, Roth Capital Partners, LLC and BTIG, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 6, 2024)

10.5
Employee Agreement, dated as of May 27, 2024, by and between the Company and John Waldron (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2024)#

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
** Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
#    Indicates management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyzon Motors Inc.

Date: August 13, 2024	By:	/s/ Parker Meeks
	Name:	Parker Meeks
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Stephen Weiland
	Name:	Stephen Weiland
	Title:	Chief Financial Officer (Principal Financial Officer)