Form 10-Q
period 2024-09-30
Hyzon Motors Inc.
filed 2024-11-14
CIK 1716583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
______________________
Hyzon Motors Inc.
(Exact name of registrant as specified in its charter)
______________________

Delaware	001-39632	82-2726724
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

599 South Schmidt Road Bolingbrook,IL	60440
(Address of principal executive offices)	(Zip Code)
(585)-484-9337
(Registrant’s telephone number, including area code)
Not Applicable
(Former name or former address, if changed since last report)
______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HYZN	NASDAQ Capital Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $575.00 per share	HYZNW	NASDAQ Capital Market
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 1, 2024, there were approximately 7,591,789 shares of the registrant’s common stock outstanding, par value $0.0001 per share, outstanding.

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

Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to, those described below and under the section entitled “Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2023, and in subsequent reports that we file with the SEC, including this Form 10-Q for the quarter ended September 30, 2024:
•our ability to continue as a going concern;
•our ability to raise capital in the future;
•our ability to maintain our listing on The Nasdaq Capital Market;
•the possibility that we may need to seek bankruptcy protection;
•our ability to successfully execute on potential strategic alternatives and avoid filing for bankruptcy;
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
•our ability to obtain customers, obtain product orders, and convert our non-binding arrangements into binding orders or sales; and
•our ability to address other factors detailed in this report in the section entitled “Risk Factors”.

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

Hyzon Motors, Inc.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$30,428	$112,280
Accounts receivable	86	498
Unbilled receivable	38	1,599
Inventory	6,036	28,811
Prepaid expenses and other current assets	5,833	9,335
Total current assets	42,421	152,523
Property, plant, and equipment, net	3,523	18,569
Right-of-use assets	1,566	4,741
Equity method investments	—	8,382
Investments in equity securities	—	763
Other assets	4,179	6,157
Total Assets	$51,689	$191,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,043	$1,479
Accrued liabilities	20,028	30,116
Related party payables	791	265
Contract liabilities	469	8,872
Current portion of lease liabilities	830	1,821
Total current liabilities	24,161	42,553
Long term liabilities
Lease liabilities	871	5,733
Private placement warrant liability	160	160
Earnout liability	5	1,725
July 2024 warrant liability	4,833	—
Accrued SEC settlement	8,270	8,000
Other liabilities	1,210	2,964
Total Liabilities	$39,510	$61,135
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common stock, $0.0001 par value; 20,000,000 shares authorized, 5,510,056 and 4,901,630 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	1	—
Treasury stock, at cost; 75,392 shares as of September 30, 2024 and December 31, 2023, respectively.	(6,446)	(6,446)
Additional paid-in capital	389,019	380,286
Accumulated deficit	(368,974)	(242,640)
Accumulated other comprehensive loss	(651)	(514)
Total Hyzon Motors Inc. stockholders’ equity	12,949	130,686
Noncontrolling interest	(770)	(686)
Total Stockholders’ Equity	12,179	130,000
Total Liabilities and Stockholders’ Equity	$51,689	$191,135

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$134	$—	$10,430	$—
Operating expense:
Cost of revenue	301	3,286	26,532	6,534
Research and development	8,074	10,857	28,720	32,794
Selling, general, and administrative	29,677	21,044	76,721	100,999
Restructuring and related charges	1,604	4,885	4,768	4,885
Gain on lease termination	(2,096)	—	(2,096)	—
Total operating expenses	37,560	40,072	134,645	145,212
Loss from operations	(37,426)	(40,072)	(124,215)	(145,212)
Other income (expense):
Change in fair value of private placement warrant liability	—	(240)	—	561
Change in fair value of earnout liability	1,316	(1,307)	1,720	6,029
Loss on issuance of July 2024 warrants	(567)	—	(567)	—
Change in fair value of July 2024 warrant liability	232	—	232	—
Impairment of investments	(9,145)	—	(9,145)	—
Gain on deconsolidation of subsidiary	2,559	—	2,559	—
Gain on disposal of auctioned assets	1,721	—	1,721	—
Foreign currency exchange gain (loss) and other expense, net	(534)	(3,877)	(1,217)	(2,447)
Investment income and interest income, net	524	1,441	2,500	6,501
Total other income (expense)	(3,894)	(3,983)	(2,197)	10,644
Loss before income taxes	$(41,320)	$(44,055)	$(126,412)	$(134,568)
Income tax expense	—	—	—	—
Net loss	$(41,320)	$(44,055)	$(126,412)	(134,568)
Less: Net loss attributable to noncontrolling interest	(1)	(1)	(78)	(18)
Net loss attributable to Hyzon	$(41,319)	$(44,054)	$(126,334)	$(134,550)

Comprehensive loss:
Net loss	$(41,320)	$(44,055)	$(126,412)	$(134,568)
Foreign currency translation adjustment	(315)	2,721	(143)	986
Net change in unrealized gain (loss) on short-term investments	—	286	—	(702)
Comprehensive loss	$(41,635)	$(41,048)	$(126,555)	$(134,284)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(23)	5	(84)	10
Comprehensive loss attributable to Hyzon	$(41,612)	$(41,053)	$(126,471)	$(134,294)
Net loss per share attributable to Hyzon:
Basic	$(7.74)	$(8.99)	$(24.42)	$(27.49)
Diluted	$(7.74)	$(8.99)	$(24.42)	$(27.49)
Weighted average common shares outstanding:
Basic	5,337	4,898	5,173	4,894
Diluted	5,337	4,898	5,173	4,894

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Class A		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Hyzon Motors Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	4,901,630	$—	75,392	$(6,446)	$380,286	$(242,640)	$(514)	$130,686	$(686)	$130,000
Stock-based compensation	—	—	—	—	7,638	—	—	7,638	—	7,638
Vesting of RSUs	69,468	—	—	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(889)	—	—	(889)	—	(889)
Net loss attributable to Hyzon	—	—	—	—	—	(85,015)	—	(85,015)	—	(85,015)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(77)	(77)
Foreign currency translation income	—	—	—	—	—	—	156	156	16	172
Balance as of June 30, 2024	4,971,098	$—	75,392	$(6,446)	$387,035	$(327,655)	$(358)	$52,576	$(747)	$51,829
Stock-based compensation	—	—	—	—	2,140	—	—	2,140	—	2,140
Issuance of common stock through registered direct offering	450,000	1	—	—	—	—	—	1	—	1
Issuance of common stock through at-the-market program	57,500	—	—	—	139	—	—	139	—	139
Vesting of RSUs	31,458	—	—	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(295)	—	—	(295)	—	(295)
Net loss attributable to Hyzon	—	—	—	—	—	(41,319)	—	(41,319)	—	(41,319)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(1)	(1)
Foreign currency translation loss	—	—	—	—	—	—	(293)	(293)	(22)	(315)
Balance as of September 30, 2024	5,510,056	$1	75,392	$(6,446)	$389,019	$(368,974)	$(651)	$12,949	$(770)	$12,179

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Class A		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Hyzon Motors Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	4,890,184	$—	75,392	$(6,446)	$372,967	$(58,598)	$(153)	$307,770	$(711)	$307,059
Stock-based compensation	—	—	—	—	2,987	—	—	2,987	—	2,987
Vesting of RSUs	3,978	—	—	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(111)	—	—	(111)	—	(111)
Available-for-sale short-term investments:
Unrealized net gain on short-term investments	—	—	—	—	—	—	616	616	—	616
Reclassification to net loss	—	—	—	—	—	—	(1,604)	(1,604)	—	(1,604)
Net loss attributable to Hyzon	—	—	—	—	—	(90,496)	—	(90,496)	—	(90,496)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(17)	(17)
Foreign currency translation loss	—	—	—	—	—	—	(1,757)	(1,757)	22	(1,735)
Balance as of June 30, 2023	4,894,162	$—	75,392	$(6,446)	$375,843	$(149,094)	$(2,898)	$217,405	$(706)	$216,699
Exercise of stock options	320	—	—	—	18	—	—	18	—	18
Stock-based compensation	—	—	—	—	2,156	—	—	2,156	—	2,156
Vesting of RSUs	5,488	—	—	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(41)	—	—	(41)	—	(41)
Available-for-sale short-term investments:
Unrealized net gain on short-term investments	—	—	—	—	—	—	314	314	—	314
Reclassification to net loss							(28)	(28)		(28)
Net loss attributable to Hyzon	—	—	—	—	—	(44,054)	—	(44,054)	—	(44,054)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(1)	(1)
Foreign currency translation loss	—	—	—	—	—	—	2,715	2,715	6	2,721
Balance as of September 30, 2023	4,899,970	$—	75,392	$(6,446)	$377,976	$(193,148)	$103	$178,485	$(701)	$177,784

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(126,412)	$(134,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,832	3,160
Stock-based compensation	9,778	5,143
Foreign currency transaction loss	390	2,087
Fair value adjustment of private placement warrant liability	—	(561)
Fair value adjustment of earnout liability	(1,720)	(6,029)
Loss on issuance of July 2024 warrants	567	—
Fair value adjustment of July 2024 warrants	(232)	—
Issuance costs, July 2024 warrants	680	—
Impairment and losses of investments	9,145	172
Inventory write-downs	18,468	4,781
Impairment of property and equipment	11,178	2,119
Gain on sales of property and equipment	147	—
Gain on lease termination	(2,096)	—
Gain on disposal of auctioned assets	(1,721)	—
Gain on deconsolidation of subsidiary, net of cash disposed	(4,292)	—
Accretion of discount on available-for-sale debt securities	—	(1,452)
Restructuring and related charges	1,272	4,885
Other	(34)	—
Changes in operating assets and liabilities:
Accounts receivable	281	(264)
Unbilled receivable	1,561	—
Inventory	2,247	(9,411)
Prepaid expenses and other current assets	2,460	4,087
Other assets	249	343
Accounts payable	445	(9,176)
Accrued liabilities	(6,686)	(2,763)
Related party payables, net	599	6,023
Contract liabilities	(7,005)	3,089
Other liabilities	(70)	16,263
Net cash used in operating activities	(87,969)	(112,072)
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,858)	(5,951)
Proceeds from sales of property and equipment and other auctioned assets	4,959	—
Purchases of short-term investments	(30,000)	(16,594)
Proceeds from maturities of short-term investments	30,000	134,905
Proceeds from sale of short-term investments	—	50,021
Net cash provided by investing activities	2,101	162,381
Cash Flows from Financing Activities:
Exercise of stock options	—	18
Payment of finance lease liability	—	(237)
Proceeds from issuance of common stock and warrants, net of issuance cost	3,820	—
Net share settlement of equity awards	(1,184)	(152)
Net cash provided by (used in) financing activities	2,636	(371)
Effect of exchange rate changes on cash	(345)	(377)
Net change in cash, cash equivalents, and restricted cash	(83,577)	49,561
Cash, cash equivalents, and restricted cash — Beginning	118,101	66,790
Cash, cash equivalents, and restricted cash — Ending	$34,524	$116,351

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYZON MOTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Business and Basis of Presentation

Description of Business

Hyzon Motors Inc. (“Hyzon” or the “Company”), headquartered in Bolingbrook, Illinois, is a hydrogen fuel cell system manufacturer and technology developer that is commercializing its proprietary heavy-duty (“HD”) fuel cell technology through assembling and upfitting HD hydrogen fuel cell electric trucks (“FCETs”) in the United States. In addition, Hyzon seeks to build and foster a clean hydrogen supply ecosystem with leading partners from feedstocks through production and dispensing.

Strategic Realignment
In June 2024, the Company announced that it had started realigning its strategic priorities to focus on the Company’s North American Class 8 and refuse truck markets and as a part of these efforts, the Company announced in July 2024 that it would wind down its operations in the Netherlands and Australia. Further in July 2024, the Company established a retention program that extends to a limited number of employees aligned with the new strategic priorities. See Note 4. Restructuring and Related Charges.

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

The Company’s unaudited interim consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation for the periods presented. Results of operations reported for interim periods presented are not necessarily indicative of results for the entire year or any other periods.

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

The Company has incurred net losses since inception. Net cash used in operating activities was $88.0 million and $112.1 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company has $30.4 million in unrestricted cash and cash equivalents, and $4.1 million in restricted cash. The Company incurred net losses of $41.3 million and $44.1 million for the three months ended September 30, 2024 and 2023, respectively. The Company incurred net losses of $126.4 million and $134.6 million for the nine months ended September 30, 2024 and 2023, respectively. Accumulated deficit amounted to $369.0 million and $242.6 million as of September 30, 2024 and December 31, 2023, respectively.

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

To reduce the cash used in operating activities, the Company implemented certain cost savings initiatives, including a restructuring plan in July 2023, as further discussed in our Annual Report filed on Form 10-K for the year ended December 31, 2023. Additionally, in June 2024, the Company announced that it had started realigning its strategic priorities to focus on the Company’s North American Class 8 and refuse truck markets and as a part of these efforts, the Company announced in July 2024 that it would wind down its operations in the Netherlands and Australia. While these plans are anticipated to reduce near term cash outflows when compared to prior periods, the Company’s continued existence is primarily dependent upon its ability to obtain additional financing.

During the third quarter the Company raised $3.8 million net of fees and commissions under a registered direct offering and commenced an “at the market” equity offering program under which the Company has raised $4.8 million net of commissions through October 31, 2024 (see Note 15. Stockholders' Equity). The Company’s business will require significant additional funding to execute its long-term business plans notwithstanding its requirements for additional current funding. If the Company fails to raise additional funding in time or in a sufficient amount to meet its requirements, the Company may be required or compelled to pursue additional restructuring initiatives to preserve cash, working capital, and optionality, including pursuing bankruptcy protection or other in-court relief.

The Company seeks to continue to improve its liquidity through a combination of equity and/or debt financing, and alliances or other partnership agreements with entities interested in our technologies. If the Company raises funds in the future by issuing equity securities, additional dilution to stockholders will occur and may be substantial. During the third quarter of 2024 the Company increased the number of shares of its authorized Class A common stock to 20,000,000, and at the time of this filing is seeking shareholder approval to increase the number of shares of its authorized Class A common stock to 120,000,000. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of common stockholders. If the Company raises funds in the future by issuing debt securities, these debt securities could have rights, preferences, and privileges senior to those of common stockholders. The terms of any debt securities or borrowings could impose significant restrictions on the Company’s operations. The capital markets have experienced in the past, and may experience in the future, periods of uncertainty that could impact the availability and cost of equity and debt financing. In addition, federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will continue to impact the cost of debt financing.

There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s ongoing operations, working capital requirements, and/or fuel cell technology advancement. If the Company cannot increase its authorized shares and / or cannot raise additional funds when needed or on acceptable terms, its financial condition, business prospects, and results of operations could be materially adversely affected, and we may be required to pursue bankruptcy protection or other in-court relief. In addition, the Company is subject to, and may become a party to, a variety of litigation, other claims, suits, indemnity demands, regulatory actions, and government investigations and inquiries in the ordinary course of business. The outcome of litigation and other legal proceedings, including the other claims described under Legal Proceedings in Note 13. Commitments and Contingencies, are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us, which may not be covered in full or in part by insurance.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation in the unaudited interim consolidated financial statements and the accompanying notes.

Reverse stock split

On September 11, 2024 the Company effected a 1-for-50 reverse stock split. Unless otherwise indicated, the share and per share information in the unaudited interim consolidated financial statements and the related footnotes are presented on a post-split basis for all periods presented.

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2. Summary of Significant Accounting Policies, in the Company’s consolidated financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2023.

There have been no material changes to the significant accounting policies for the nine months ended September 30, 2024.

Note 3. Revenue

The Company did not recognize revenue for the three and nine months ended September 30, 2023. The following table shows disaggregated revenue from contracts with customers by region for the three and nine months ended September 30, 2024 (in thousands).

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	U.S.	Australia	China	Total	U.S.	Australia	China	Total
Revenue by region	$134	$—	$—	$134	$901	$8,474	$1,056	$10,430

Revenue represents product sales, leasing and other sources. Product sales are derived from the sales of the Company’s products and services including fuel cell systems, FCETs, parts, product support, and other related services. The majority of the product sales recognized for the three and nine months ended September 30, 2024 relate to vehicle deployments that occurred in prior periods. Leasing revenue is generated from customer contracts when the end customer has a significant economic incentive to exercise the trade-in or buyback option at contract inception. As of September 30, 2024, the Company had deferred $1.0 million of upfront lease related payments, $0.4 million of which was recorded in Contract liabilities and $0.6 million of which was recorded in Other liabilities in the unaudited interim Consolidated Balance Sheets. The upfront lease related payments will be recognized on a straight-line basis over the individual lease term.

In 2022, the Company delivered a total of 82 FCETs to two customers in China. In consideration of the customers’ limited operating history and extended payment terms in their contracts, the Company determined the collectability criterion was not met with respect to contract existence under ASC 606 for these customers, and therefore, an alternative method of revenue recognition had been applied to each arrangement. In 2024, the Company entered into supplemental agreements with those Chinese customers. The supplemental agreements resulted in the payment of $1.1 million to the Company and the termination of the standard warranty obligations in the contracts. The $1.1 million was received by the Company in February 2024.

Contract Balances

Contract liabilities relate to the advance consideration invoiced or received from customers for products and services prior to satisfying a performance obligation or in excess of amounts allocated to a previously satisfied performance obligation.

The current portion of contract liabilities is recorded within Contract liabilities in the unaudited interim Consolidated Balance Sheets and totaled $0.5 million and $8.9 million as of September 30, 2024 and December 31, 2023, respectively. The long-term portion of contract liabilities, including buyback liability, is recorded within Other liabilities in the unaudited interim Consolidated Balance Sheets and totaled $1.2 million and $3.0 million as of September 30, 2024 and December 31, 2023, respectively.

Note 4. Restructuring and Related Charges

In July 2023, the Company’s board of directors approved a restructuring plan (the “2023 Restructuring Program”) to improve operational effectiveness and cost reduction, including with respect to its workforce.

In connection with the 2023 Restructuring Program the Company evaluated long-lived assets for impairment at Hyzon Motors Europe B.V. (“Hyzon Europe”). The Company compared the carrying amount of the asset group comprising the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the asset group. The estimated aggregate undiscounted cash flows were less than the carrying amount of the asset group. An impairment charge of $4.6 million ($2.8 million of right-of-use asset and $1.8 million of property, plant and equipment, net) was recorded during the third quarter of 2023, which represents the amount by which the carrying amount of the asset group exceeds the fair value of the assets, based on the expected discounted future cash flows attributable to those assets. The Company also incurred employee-related charges of $0.3 million including one-time severance payments as well as cash bonus and accelerated stock-based compensation.

In June 2024, the Company announced that it had started realigning its strategic priorities to focus on the Company’s North American Class 8 and refuse truck markets, and as a part of these efforts the Company announced in July 2024 that it would wind down its operations in the Netherlands and Australia (collectively, the “Strategic Realignment”).

In connection with the Strategic Realignment during the second and third quarters of 2024, the Company incurred restructuring and related charges consisting of (a) employee-related charges including severance, retention and stock-based compensation, (b) asset-related charges including impairments of property plant and equipment and right-of-use asset, and (c) other exit related costs including contract termination costs. The employee-related charges arise from the on-going benefit arrangements in the Netherlands and Australia which require accrual when the related payments are probable. The impairment related charges arise from the determination that triggering events had occurred in the Netherlands and Australia, and that the Company’s long-lived assets at those locations should be written down to fair value, which was generally salvage value.

Regarding the Strategic Realignment’s impact on the Netherlands operations, in July 2024, Hyzon Europe began negotiating directly with creditors in its effort to seek a consensual liquidation. As part of the consensual liquidation, during the third quarter of 2024 Hyzon Europe negotiated a cash-free settlement with its landlord and recognized a $2.1 million gain on the termination of the lease.

Regarding the Strategic Realignment’s impact on the Australian business, on July 10, 2024, Hyzon Australia appointed an insolvency administrator which (a) eliminated the authority and power of the Company and its officers and managing directors to act on behalf of the Australian business and (b) gave the administrator control over the assets and liabilities of the Australian business. The administrator then developed and secured creditor approval for a deed of company administration (DOCA) to implement the entity’s liquidation process. The liquidation process has commenced and is continuing. In connection with the loss of control of the Australian business during the third quarter of 2024, the Company recognized a gain on deconsolidation of $2.6 million.

In July 2024, in connection with the Strategic Realignment, the Company established a retention program that extends to a limited number of employees aligned with the new strategic priorities. Retention payments are being expensed over the respective service periods and the associated charges have been included in Restructuring and related charges.

In the U.S., the Company entered into a purchase and sale agreement with Fulcrum Holdings LLC (the “Buyer”) to sell its Rochester, NY facility for $3.1 million. The sale closed and the Company moved its headquarters from Rochester, NY to Bolingbrook, IL in March 2024.

Restructuring and related charges consisted of the following (in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Asset-related	$—	$4,602	$1,272	$4,602
Employee-related	1,604	283	3,427	283
Other Costs	—	—	69	—
Total	$1,604	$4,885	$4,768	$4,885

Note 5. Inventory

Inventory consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$3,751	$11,380
Work in process	2,285	9,918
Finished Goods	—	7,513
Total inventory	$6,036	$28,811

The Company writes down inventory for any excess or obsolescence, or when the Company believes that the net realizable value of inventories is less than the carrying value. De minimis and $18.5 million in inventory write-downs was recognized for the three and nine months ended September 30, 2024, respectively, primarily related to the Strategic Realignment (see Note 4. Restructuring and Related Charges). A total of $2.7 million and $4.8 million in inventory write-downs was recognized for the three and nine months ended September 30, 2023, respectively.

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Deposit for fuel cell components (Note 16)	$134	$2,927
Vehicle inventory deposits	—	262
Production equipment deposits	118	623
Other prepaid expenses	1,456	1,333
Prepaid insurance	3,965	3,827
VAT receivable from government	160	363
Total prepaid expenses and other current assets	$5,833	$9,335

Note 7. Property, Plant, and Equipment, net

Property, plant, and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Land and building	$—	$2,823
Machinery and equipment	3,373	12,420
Software	—	3,403
Leasehold improvements	—	3,306
Construction in progress	150	2,652
Total Property, plant, and equipment	3,523	24,604
Less: Accumulated depreciation and amortization	—	(6,035)
Property, plant and equipment, net	$3,523	$18,569

Depreciation and amortization expense totaled $0.9 million and $2.8 million for the three and nine months ended September 30, 2024, respectively. Depreciation and amortization expense totaled $1.0 million and $3.2 million for the three and nine months ended September 30, 2023, respectively. The Company recognized impairment charges related to its property, plant and equipment as more fully discussed below.

The Company recognized impairment charges of $11.1 million and $12.5 million during the three and nine months ended September 30, 2024, respectively, primarily related to property, plant and equipment impairment in the US. The Company recognized impairment charges of $1.8 million during the three and nine months ended September 30, 2023, respectively, related to restructuring in Hyzon Europe (see Note 4. Restructuring and Related Charges).

Impairment of Long-lived Assets

The sustained decline in the Company’s stock price and market capitalization during the third quarter of 2024, along with continued substantial doubt about the Company’s ability to continue as a going concern (as more fully discussed in Note 1. Nature of Business and Basis of Presentation) resulted in the determination that a triggering event had occurred during the third quarter of 2024 and that a recoverability test for long-lived assets was appropriate.The required step one recoverability test resulted in estimation uncertainty regarding the ability to achieve future enterprise level positive undiscounted cash flows. As such, the Company prepared a step two impairment test for its long-lived assets. The Company used market approach models to estimate the fair value of individual long-lived assets, comparing the fair values to the net book values, and calculating the impairment charge. The net book value of long-lived assets exceeded their respective fair values as of September 30, 2024 and therefore the Company recognized impairment charges related to its property, plant and equipment of $11.1 million during the three months ended September 30, 2024.

Note 8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Payroll and payroll related expenses	$6,422	$5,261
Accrued professional fees	2,535	2,411
Accrued product warranty costs	93	840
Accrued contract manufacturer costs	—	1,424
Accrued contract termination costs (Note 13)	558	470
Accrued SEC settlement (Note 13)	8,787	17,000
Other accrued expenses	1,633	2,710
Accrued liabilities	$20,028	$30,116

Note 9. Investments in Equity Securities

The Company owns common shares, participation rights, and options to purchase additional common shares in certain private companies. On a non-recurring basis, the carrying value is adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments in the same issuer or for an impairment.

The investment in equity securities in the Consolidated Balance Sheets as of December 31, 2023 represents the equity investment in common shares and options of Raven SR, Inc. (“Raven”). In accordance with ASC 321, Investments - Equity Securities (“ASC 321”), the investment in Raven does not have a readily determinable fair value and is measured at cost minus impairment, which requires the Company to evaluate on an ongoing basis whether the investment has been impaired based on qualitative factors.

As more fully discussed in Note 10. Equity Method Investments, the Company determined that the investment in Raven was fully impaired as of September 30, 2024 due to the investee’s financial condition, liquidity position, and access to capital resources. Accordingly, the Company recognized a $0.8 million impairment loss on equity securities within Impairment of investments in the unaudited interim Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024.

The following table summarizes the total carrying value of held securities, measured as the total initial cost plus cumulative net gain (loss) (in thousands):

	September 30, 2024	December 31, 2023
Total initial cost basis	$4,948	$4,948
Adjustments:
Cumulative unrealized gain	12,530	12,530
Cumulative impairment	(17,478)	(16,715)
Carrying amount, end of period	$—	$763

Note 10. Equity Method Investments

Raven SR S1 LLC

In December 2022, the Company, via its subsidiary, Hyzon Zero Carbon, Inc. (“HZCI”), entered into an agreement with Chevron and Raven, to invest in Raven SR S1 LLC (“Raven S1”). Raven S1 intends to develop, construct, operate and maintain a solid waste-to hydrogen generation production facility located in Richmond, California (the “Richmond Project”). The Company invested $8.5 million at closing, and the remaining $1.5 million is scheduled to be paid upon when construction of the facility is at least 50% complete and pre-commissioning activities have been initiated. The total $10.0 million investment represents approximately 20% ownership of Raven S1.

The Company’s equity method investment in Raven S1 does not have a readily determinable fair value. Such investments are evaluated for impairment when events and conditions occur that may have a significant adverse effect on the investment's fair value.

Although Raven and Raven S1 continue to seek additional sources of capital needed to fund their business activities, the Richmond Project has lacked sufficient funding for more than one year. The prospects of successfully attracting sufficient capital or obtaining the required permits and insurance to complete the Richmond Project remains uncertain. Based on these factors, along with uncertainty about Hyzon’s ability to realize any value on disposition of the investment or to hold its investment for a period of time sufficient to allow for the completion of the Richmond Project and therefore any recovery of its investment , the Company determined that the investment was fully impaired and that such impairment was other than temporary as of September 30, 2024. Accordingly, the Company recognized an $8.4 million impairment on its equity method investment within Impairment of investments in the unaudited interim Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024.

Note 11. Income Taxes

The Company recorded no income tax expense during the three and nine months ended September 30, 2024 and 2023, respectively.

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

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its positions. The Company is subject to income tax examinations by taxing authorities in the countries in which it operates since inception.

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

As of September 30, 2024, and December 31, 2023, the carrying amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate estimated fair value due to their relatively short maturities.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
July 2024 warrant liability	$—	$—	$4,833	$4,833
Warrant liability – Private Placement Warrants	$—	$160	$—	$160
Earnout shares liability	$—	$—	$5	$5

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:	$75,312	$—	$—	$75,312
Liabilities:
Warrant liability – Private Placement Warrants	$—	$160	$—	$160
Earnout shares liability	$—	$—	$1,725	$1,725

Cash Equivalents

The Company’s cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash with original maturities of three months or less. As of September 30, 2024, the Company did not have any cash equivalents. As of December 31, 2023, the Company had $75.3 million invested in certificates of deposit. The Company classifies its investments in certificates of deposit as Level 1.

July 2024 Warrants

As more fully described in Note 15. Stockholders' Equity, the Company issued warrants in connection with a registered direct offering. In accordance with ASC 815, the July 2024 Warrants (as defined herein) do not meet the criteria for equity classification and must be recorded as liabilities. The July 2024 Warrants meet the definition of a derivative as contemplated in ASC 815, and accordingly the warrants are measured at fair value at inception and remeasured at each reporting date. The July 2024 Warrants include repricing rights which necessitates using a Monte-Carlo simulation model to measure fair value. The inputs into the Monte-Carlo pricing model included significant unobservable inputs. The following table provides quantitative information regarding Level 3 fair value measurement inputs as of September 30, 2024 and July 22, 2024 (the issuance date):

	September 30, 2024	July 22, 2024
Stock price	$2.43	$8.00
Exercise price (strike price)	$2.85	$15.00
Risk-free interest rate	3.6%	4.2%
Volatility	108.8%	112.8%
Remaining term (in years)	4.8	5.0

The Company recognized a $0.6 million loss on issuance of the July 2024 Warrants, due to the Company’s limited financing alternatives which are more fully described in the Liquidity and Going Concern matters described in Note 1. Nature of Business and Basis of Presentation. The loss was measured as follows:

July 2024 Warrants
Gross proceeds at issuance	$4,498
Fair value at issuance	5,065
Loss on issuance	$(567)

The following table presents that changes in the liability for July 2024 Warrants from the issuance date to September 30, 2024.

July 2024 Warrants
Balance as of July 22, 2024	$5,065
Change in estimated fair value	(232)
Balance as of September 30, 2024	$4,833

Earnout to Common Stockholders

The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model. The inputs into the Monte-Carlo pricing model included significant unobservable inputs. The following table provides quantitative information regarding Level 3 fair value measurement inputs:

	September 30, 2024	December 31, 2023
Stock price	$2.43	$44.75
Risk-free interest rate	3.7%	4.1%
Volatility	131.2%	91.0%
Remaining term (in years)	1.79	2.54

The following table presents the changes in the liabilities for Private Placement Warrants and Earnout for the nine months ended September 30, 2024 (in thousands):

	Private Placement Warrants	Earnout
Balance as of December 31, 2023	$160	$1,725
Change in estimated fair value	—	(1,720)
Balance as of September 30, 2024	$160	$5

The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded.

Note 13. Commitments and Contingencies

Legal Proceedings

The Company is subject to, and may become a party to, a variety of litigation, other claims, suits, indemnity demands, regulatory actions, and government investigations and inquiries in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. The Company accrues for matters when we believe that losses are probable and can be reasonably estimated. As of September 30, 2024, the Company accrued $0.6 million in Accrued liabilities for customer and supplier disputes. In addition, the Company accrued $17.1 million related to the resolution of the SEC investigation, of which $8.8 million is recorded in Accrued liabilities and $8.3 million in Accrued SEC settlement. As of December 31, 2023, the Company accrued $0.5 million in Accrued liabilities for a customer dispute. In addition, the Company accrued $25.0 million related to the resolution of the SEC investigation, of which $17.0 million is recorded in Accrued liabilities and $8.0 million in Accrued SEC settlement.

Other than the SEC and Worthington matters described below, the outcome of individual matters is not predictable with assurance, the assessments are based on the Company’s knowledge and information available at the time; thus, the ultimate outcome of any matter could require payment substantially in excess of the amount being accrued and/or disclosed. The Company is party to current legal proceedings as discussed more fully below.

Shareholder Securities and Derivative Litigation

Three related putative securities class action lawsuits were filed between September 30, 2021 and November 15, 2021, in the U.S. District Court for the Western District of New York against the Company, certain of the Company’s current and former officers and directors and certain former officers and directors of Decarbonization Plus Acquisition Corporation (“DCRB”) (Kauffmann v. Hyzon Motors Inc., et al. (No. 21- cv-06612-CJS), Brennan v. Hyzon Motors Inc., et al. (No. 21-cv-06636-CJS), and Miller v. Hyzon Motors Inc. et al. (No. 21-cv-06695-CJS)), asserting violations of federal securities laws. The complaints generally allege that the Company and individual defendants made materially false and misleading statements relating to the nature of the Company’s customer contracts, vehicle orders, and sales and earnings projections, based on allegations in a report released on September 28, 2021, by Blue Orca Capital, an investment firm that indicated that it held a short position in the Company’s stock and which has made numerous allegations about the Company. These lawsuits were consolidated under the caption In re Hyzon Motors Inc. Securities Litigation (Case No. 6:21-cv-06612-CJS-MWP), and on March 21, 2022, the court-appointed lead plaintiff filed a consolidated amended complaint seeking monetary damages. The Company and individual defendants moved to dismiss the consolidated amended complaint on May 20, 2022, and the court-appointed lead plaintiff filed its opposition to the motion on July 19, 2022. The court-appointed lead plaintiff filed an amended complaint on March 21, 2022, and a second amended complaint on September 16, 2022. Briefing regarding the Company and individual defendants’ anticipated motion to dismiss the second amended complaint was stayed pending a non-binding mediation among the parties, which took place on May 9, 2023. The parties did not reach a settlement during the May 9, 2023 mediation. On June 20, 2023, the court granted the lead plaintiff leave to file a third amended complaint, which was filed on June 23, 2023. The third amended complaint added additional claims. The Company filed a motion to dismiss on September 13, 2023, and DCRB and former DCRB officers, directors, and its sponsor filed a motion to dismiss on the same day. The lead plaintiff filed oppositions to the motions to dismiss on October 25, 2023, and defendants filed a reply on November 22, 2023. The parties are awaiting a ruling from the court.

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

On August 5, 2024, Hyzon was served by the plaintiff in Malork with a Second Amended Complaint naming the Company and its former CEO, Craig Knight, as additional defendants (individually and collectively, the “Legacy Hyzon Defendants”). The Second Amended Complaint alleges new claims that the Legacy Hyzon Defendants aided and abetted the breaches of fiduciary duty alleged against the originally named Malork defendants. The Company will defend itself in this litigation. The Company is obligated to defend and indemnify or assume the defense of Craig Knight in this litigation given his role as a former officer and director of the Company. On July 31, 2024, the plaintiff and the originally named defendants reached a tentative mediated settlement. The Legacy Hyzon Defendants are not parties to this settlement and remain as defendants.

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

On April 18, 2023, the Company received a demand for books and records pursuant to Section 220 of the Delaware General Corporation Law from a stockholder seeking to investigate possible breaches of fiduciary duty or other misconduct or wrongdoing by the Company's controlling stockholder, Hymas Pte. Ltd. (“Hymas”), Hyzon's Board of Directors (the "Board") and/or certain members of Hyzon's senior management team in connection with the Company's entrance into (i) an equity transfer agreement (the “Equity Transfer”) with certain entities affiliated with the Company, and (ii) the share buyback agreement with the Hymas (the “Share Buyback” and, together with the Equity Transfer, the “Transactions”) as reported by the Company in its Form 8-K filed on December 28, 2022. No further developments have occurred since the shareholder’s demand.

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

Government Investigations

On September 26, 2023, the Company announced a final resolution, subject to court approval, of the SEC’s investigation. On that date, the SEC filed a complaint in the U.S. District Court for the Western District of New York naming the Company, Craig Knight, the Company’s former Chief Executive Officer and a former director, and Max C.B. Holthausen, a former managing director of the Company’s European subsidiary, Hyzon Europe, as defendants. Without admitting or denying the allegations in the SEC’s complaint, the Company consented to the entry of a final judgment, subject to court approval, that would permanently restrain and enjoin the Company from violating certain sections of and rules under the Exchange Act and the Securities Act, and would require the Company to pay a civil penalty of $25.0 million as follows: $8.5 million within 30 days of entry of the final judgment; (2) $8.5 million by December 31, 2024; and (3) $8.0 million by January 15, 2026. Mr. Knight and Mr. Holthausen also separately consented to the entry of final judgments, subject to court approval, resolving the SEC’s allegations. On January 16, 2024, the U.S. District Court for the Western District of New York entered the final judgment as to the Company, and on January 17, 2024 entered the final judgments as to Mr. Knight and Mr. Holthausen, concluding this litigation. The Company paid the first tranche of $8.5 million in January 2024 and accrues interest on unpaid amounts due after 30 days of the entry of the final judgment at a rate equal to the weekly average 1-year constant maturity Treasury yield, as published by the Board of Governors of the Federal Reserve System.

Customer and Supplier Disputes

On July 28, 2023, Worthington Industries Poland SP.Z.O.O, a Hyzon Europe supplier (“Worthington”), filed a complaint in the Amsterdam District Court in the Netherlands, against Hyzon Europe for breach of contract and obtained an attachment covering Hyzon Europe’s bank accounts. Accordingly, $1.2 million included in those Hyzon Europe's bank accounts are recorded as restricted cash in the unaudited interim Consolidated Balance Sheets as of September 30, 2024. The complaint sought damages from Hyzon Europe totaling approximately Euro €4.6 million (approximately $5.1 million in USD). On September 18, 2024, the parties agreed to settle this matter without admitting liability, with Worthington agreeing to dismiss its complaint and release its attachment, and with Hyzon agreeing to pay Worthington Euro €0.5 million (approximately $0.6 million in USD).

In connection with the voluntary administration of Hyzon Australia, certain Hyzon Australia customers and its former landlord have filed or threatened actions seeking to enforce performance guarantees or have tendered demands on bank guarantees made by the Company or its subsidiary, Hyzon Motors USA Inc., the direct shareholder of Hyzon Australia. One such action is a lawsuit filed on September 12, 2024 in the Supreme Court of Queensland, Brisbane, Australia, by Ark Energy H2 Pty Ltd.(“Ark Energy”) against our subsidiary, Hyzon Motors USA Inc., seeking damages of $2.3 million plus interest and costs pursuant to a parent guarantee dated September 23, 2021 that Hyzon Motors USA Inc. issued to Ark Energy in connection with a vehicle supply agreement entered into effective August 30, 2021 between Hyzon Australia and Ark Energy. Ark Energy’s lawsuit claims that Hyzon Australia breached this agreement. Hyzon Motors USA Inc. intends to vigorously defend against this lawsuit. Also in connection with Hyzon Australia’s voluntary liquidation, on or about September 11, 2024, RACV, Hyzon Australia’s landlord, tendered a demand for payment totaling $0.6 million under a bank guarantee made by Hyzon Motors USA Inc. to RACV, claiming that Hyzon Australia breached the terms of a lease agreement allegedly entered into by Hyzon Australia. RACV has collected under this bank guarantee. Hyzon denies RACV’s claims and is evaluating possible legal action to recover funds paid to RACV under this bank guarantee. The Company has also received a demand from a Hyzon Australia customer seeking to enforce the terms of a parent guarantee that the Company issued pursuant to a vehicle supply agreement between Hyzon Australia and the customer. The demand totals AUD A$0.3 million (approximately $0.2 million in USD). The Company is disputing this claim.

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

Note 14. Stock-based Compensation Plans

The following table summarizes the Company’s stock option, Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”) activity:

	Stock Options				RSUs		PSUs
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual (Years)	Aggregate Intrinsic Value (in 000s)	Number of RSUs	Weighted Average Grant Date Fair Value	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	295,470	$60.00	10.37	—	273,647	$74.90	45,307	$47.69
Granted	—	$—	—	—	301,219	$21.18	70,005	$38.20
Exercised or released	—	$—	—	—	(138,377)	$49.58	(14,170)	$45.56
Forfeited/Cancelled	(458)	$56.50	—	—	(70,503)	$57.72	(8,526)	$39.09
Outstanding at September 30, 2024	295,012	$60.22	9.63	—	365,986	$43.57	92,616	$41.63
Vested and expected to vest, September 30, 2024	294,999	$60.22	9.63	—	365,986	$43.57	—	$—
Exercisable and vested at September 30, 2024	281,761	$16.87	9.86	—	—	—	—	—

As of September 30, 2024, there was $0.2 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.65 years.

RSUs granted under the Company’s equity incentive plans typically vest over a one to four-year period beginning on the date of grant. RSUs will be settled through the issuance of an equivalent number of shares of the Company’s common stock and are equity classified.

The total fair value of RSUs and PSUs is determined based upon the stock price on the date of grant. As of September 30, 2024, unrecognized compensation costs related to unvested RSUs of $9.2 million is expected to be recognized over a remaining weighted average period of 2.10 years. As of September 30, 2024, unrecognized compensation costs related to unvested PSUs of $3.0 million is expected to be recognized over a remaining weighted average period of 0.92 years.

Note 15. Stockholders' Equity

Registered direct offering

On July 22, 2024, the Company closed an offering pursuant to a securities purchase agreement (the “Purchase Agreement”) entered into with certain investors. Pursuant to the Purchase Agreement, the Company issued in a registered direct offering an aggregate of (i) 450,000 shares of the Company’s Class A common stock, and (ii) warrants to purchase up to 450,000 shares of Class A common stock (the “July 2024 Warrants”). The offering price per share of Class A common stock and accompanying July 2024 Warrant was $10.00 per share, and the net proceeds to the Company from the Offering was approximately $3.8 million. The July 2024 Warrants were immediately exercisable upon issuance at an exercise price of $15.00 per share and have a term of five years from the date of issuance. Upon the completion of the reverse stock split on September 11, 2024 (a) the exercise price of the July 2024 Warrants was reset to $2.85 and (b) the number of shares issuable under the July 2024 Warrants was adjusted from 450,000 to 2,368,421.

The July 2024 Warrants contain repricing provisions that require the exercise price to be reset whenever the Company issues or sells common stock at a price below the then existing exercise price of the July 2024 Warrants. In addition, certain fundamental transactions, such as a change in control, permit the warrant holders to settle the July 2024 Warrants for cash in an amount determined by applying the Black-Scholes pricing model. Further, so long as the July 2024 Warrants are outstanding, the Company is prohibited from entering into certain variable rate transactions where the Company issues or sells debt or equity securities that are convertible into or exchangeable or exercisable for additional shares of Class A common stock.

Subsequent to September 30, 2024, the Company sold shares of common stock in its at the market program such that as of November 1, 2024 the July 2024 Warrants have an exercise price of $1.66.

At the market program

On June 6, 2024, the Company entered into a sales agreement pursuant to which it may sell shares of Class A common stock pursuant to an at-the-market equity program. On September 27, 2024, the Company began issuing shares pursuant to the at-the-market equity program under which shares of common stock are sold in open market transactions. Between September 27 and September 30, 2024, 57,500 shares were sold raising $0.1 million net of commissions. The net proceeds were received by the Company after September 30, 2024. No other shares of Class A common stock were sold pursuant to the at-the-market equity program during the quarter ended September 30, 2024. The Company intends to use the net proceeds from these at the market offerings for working capital and general corporate purposes.

Common Stock

On July 18, 2024, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware increasing the number of authorized shares of Class A common stock, par value $0.0001 per share from 8,000,000 to 20,000,000 shares (on a post reverse split basis). The Certificate of Amendment became effective upon filing with the Secretary of State.

At September 30, 2024 and December 31, 2023, there were 5,510,056 and 4,901,630 shares of Class A common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2024 and December 31, 2023, no preferred stock was issued and outstanding, respectively.

Public and Private Placement Warrants

At September 30, 2024 and December 31, 2023, there were 220,273 public warrants and 160,290 private warrants outstanding, for a total of 380,563 warrants outstanding. At September 30, 2024 and December 31, 2023, there were 3,401 Ardour Warrants outstanding.

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

Related Party Payables and Receivables

Horizon Fuel Cell Technologies and Related Subsidiaries

The Company made deposit payments to Horizon and its subsidiaries to secure fuel cell components. As of September 30, 2024, the remaining deposit balance was $0.1 million and included within Prepaid expenses and other current assets in the unaudited interim Consolidated Balance Sheets.

As of September 30, 2024, the related party payable, net to Horizon and its subsidiaries is $0.8 million. The related party payable, net from Horizon and its subsidiaries was $0.3 million as of December 31, 2023.

Note 17. Loss per share

The following table presents the information used in the calculation of the Company’s basic and diluted net loss per share attributable to Hyzon common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to Hyzon	$(41,319)	$(44,054)	$(126,334)	$(134,550)
Weighted average shares outstanding:
Basic	5,337	4,898	5,173	4,894
Effect of dilutive securities	—	—	—	—
Diluted	5,337	4,898	5,173	4,894
Net loss per share attributable to Hyzon:
Basic	$(7.74)	$(8.99)	$(24.42)	$(27.49)
Diluted	$(7.74)	$(8.99)	$(24.42)	$(27.49)

Potentially dilutive shares are excluded from the computation of diluted net loss per share when their effect is antidilutive. The potential dilutive securities are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock units	366	239	366	239
Performance stock units	93	59	93	59
Stock options with service conditions	260	262	260	262
Stock options for former CTO	35	35	35	35
Private placement warrants	160	160	160	160
Public warrants	220	220	220	220
July 2024 warrants	2,368	—	2,368	—
Earnout shares	465	465	465	465
Hongyun warrants	1	1	1	1
Ardour warrants	3	3	3	3

Note 18. Subsequent Events

On November 1, 2024, the Company filed a preliminary proxy statement, and on November 12, 2024, the Company filed a definitive proxy statement, seeking approval from shareholders to increase the number of authorized shares of Common Stock from 20,000,000 to 120,000,000. The related special meeting of shareholders is scheduled for December 6, 2024.

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

Overview

We are headquartered in Bolingbrook, Illinois, with operations in the United States and China. Hyzon is a hydrogen fuel cell system manufacturer and technology developer focused on providing zero-emission power to decarbonize the most demanding industries. We are commercializing our proprietary fuel cell technology through assembling and upfitting heavy duty (“HD”) hydrogen fuel cell electric trucks (“FCETs”). When we refer to “assembling” or “converting” our FCETs, we generally mean integrating our fuel cells and fuel cell stacks with batteries, electric motors, and other components into a chassis to form a completed FCET that we sell. When we “upfit” a vehicle, we generally mean that we provide services to transform a customer's internal combustion engine (“ICE”) vehicle into an FCET. In addition, Hyzon seeks to build and foster a clean hydrogen supply ecosystem with leading partners from feedstocks through production and dispensing.

Nasdaq Minimum Bid Price Requirement

On September 26, 2024, the Company received a letter (the “Notice”) from the listing qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it has demonstrated compliance with Nasdaq Listing Rules 5550(a)(2) and 5560(a) and that the Company is therefore in compliance with the Nasdaq Capital Market’s listing requirements.

Vehicles and Vehicle Platforms

Our commercial vehicle business is focused primarily on assembling and converting FCETs. Our strategy takes a focused approach by designing and developing one vehicle platform in each region to conform with regional regulations and customer preferences. Our strategy to manufacture fuel cells in-house and work with third-party vehicle assemblers is intended to reduce our capital requirements, lower production costs, and ultimately lower total cost of ownership (“TCO”) for customers.

On-road, our potential customers include shipping and logistics companies and retail customers with large distribution networks, such as grocery retailers, food and beverage companies, waste management companies, and municipality and government agencies in North America. Off-road, our potential customers include construction, mining, material handling and port equipment manufacturers and operators. Our targeted customers often employ a “back-to-base” model where their vehicles return to a central base or depot between operations, thereby allowing operators to have fueling independence as the necessary hydrogen can be produced locally at or proximate to the central base and dispensed at optimally-configured hydrogen refueling stations. Hyzon may expand its range of products and hydrogen solutions as the transportation sector increasingly adopts hydrogen propulsion and investments are made in hydrogen production and related infrastructure in accordance with our expectations. Additionally, Hyzon is evaluating near-term expansion of its products into stationary power, and is actively testing its fuel cell technology with a customer in a stationary power use case.

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

Results of Operations

The following table sets forth our operating results for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue	$134	$—	$134	NM	$10,430	$—	$10,430	NM
Operating expense:
Cost of revenue	301	3,286	(2,985)	(91)	26,532	6,534	19,998	306
Research and development	8,074	10,857	(2,783)	(26)	28,720	32,794	(4,074)	(12)
Selling, general, and administrative	29,677	21,044	8,633	41	76,721	100,999	(24,278)	(24)
Restructuring and related charges	1,604	4,885	(3,281)	(67)	4,768	4,885	(117)	(2)
Gain on lease termination	(2,096)	—	(2,096)	NM	(2,096)	—	(2,096)	NM
Total operating expenses	37,560	40,072	(2,512)	(6)	134,645	145,212	(10,567)	(7)
Loss from operations	(37,426)	(40,072)	2,646	(7)	(124,215)	(145,212)	20,997	(14)
Other income (expense):
Change in fair value of private placement warrant liability	—	(240)	240	(100)	—	561	(561)	(100)
Change in fair value of earnout liability	1,316	(1,307)	2,623	(201)	1,720	6,029	(4,309)	(71)
Loss on issuance of July 2024 warrants	(567)	—	(567)	NM	(567)	—	(567)	NM
Change in fair value of July 2024 warrant liability	232	—	232	NM	232	—	232	NM
Impairment of investments	(9,145)	—	(9,145)	NM	(9,145)	—	(9,145)	NM
Gain on deconsolidation of subsidiary	2,559	—	2,559	NM	2,559	—	2,559	NM
Gain on disposal of auctioned assets	1,721	—	1,721	NM	1,721	—	1,721	NM
Foreign currency exchange gain (loss) and other expense, net	(534)	(3,877)	3,343	(86)	(1,217)	(2,447)	1,230	(50)
Investment income and interest income, net	524	1,441	(917)	(64)	2,500	6,501	(4,001)	(62)
Total other income (expense)	(3,894)	(3,983)	89	(2)	(2,197)	10,644	(12,841)	(121)
Loss before income taxes	$(41,320)	$(44,055)	$2,735	(6)%	$(126,412)	$(134,568)	$8,156	(6)%
Income tax expense	—	—	—	NM	—	—	—	NM
Net loss	$(41,320)	$(44,055)	$2,735	(6)%	$(126,412)	$(134,568)	$8,156	(6)%
Less: Net loss attributable to noncontrolling interest	(1)	(1)	—	—%	(78)	(18)	(60)	333
Net loss attributable to Hyzon	$(41,319)	$(44,054)	$2,735	(6)%	$(126,334)	$(134,550)	8,216	(6)%
NM Not meaningful

Three Months Ended September 30, 2024 and 2023

We generated $0.1 million of revenue for the three months ended September 30, 2024, from the sales of our products and services. We did not generate any revenue for the three months ended September 30, 2023.

Operating expenses for the three months ended September 30, 2024 were $37.6 million compared to $40.1 million for the three months ended September 30, 2023.

Cost of revenue for the three months ended September 30, 2024 totaled $0.3 million primarily related to the cost of our leased assets. Cost of revenue for the three months ended September 30, 2023 totaled $3.3 million primarily related to cost provisions accrued for customer contract activities and inventory write-downs in Europe.

Research and development expenses were $8.1 million and $10.9 million for the three months ended September 30, 2024 and 2023, respectively. The decrease was primarily due to lower material costs and reduced personnel costs.

Selling, general, and administrative expenses were $29.7 million and $21.0 million for the three months ended September 30, 2024 and 2023, respectively. Selling, general, and administrative expenses for the three months ended September 30, 2024 includes an $11.1 million impairment charge related to our long-lived assets. See Note 7. Property, Plant, and Equipment, net in the accompanying unaudited interim consolidated financial statements of this Quarterly Report on Form 10-Q. Excluding the impairment charge Selling, general, and administrative expenses declined by $2.5 million compared to the year ago period driven by lower costs in the European and Australian businesses reflecting the wind down of those operations, a $3.0 million SEC penalty that was recognized in the prior year and the benefit of cost containment partially offset by higher legal and professional fees.

Restructuring and related charges were $1.6 million and $4.9 million for the three months ended September 30, 2024 and 2023, respectively. The decrease was primarily driven by less impairment charges associated with restructuring efforts. See Note 4. Restructuring and Related Charges in the accompanying unaudited interim consolidated financial statements of this Quarterly Report on Form 10-Q.

The Company recognized a $2.1 million gain on lease termination during the three months ended September 30, 2024 related to our European business. The European business is being liquidated and the gain reflects a cash-free settlement with the landlord of its primary facility, which was closed subsequent to September 30, 2024. See Note 4. Restructuring and Related Charges in the accompanying unaudited interim consolidated financial statements of this Quarterly Report on Form 10-Q.

Other income (expense) were $(3.9) million during the three months ended September 30, 2024 driven by the following:
•The Company recognized $9.1 million of impairment charges related to its investments in Raven. See Note 9. Investments in Equity Securities and Note 10. Equity Method Investments in the accompanying unaudited interim consolidated financial statements of this Quarterly Report on Form 10-Q.
•The Company recognized a $2.6 million gain on the deconsolidation of our Australian business. The gain is a consequence of our loss of financial control over the Australian business during the third quarter and reflects the excess of liabilities over assets at the time of the deconsolidation. The Australian business is being liquidated under the authority of an insolvency administrator. See Note 4. Restructuring and Related Charges in the accompanying unaudited interim consolidated financial statements of this Quarterly Report on Form 10-Q.
•The Company recognized a $1.7 million gain on disposal of auctioned assets related to our European business. The European business is being liquidated and the gain reflects the sale of substantially all of its remaining assets. See Note 4. Restructuring and Related Charges in the accompanying unaudited interim consolidated financial statements of this Quarterly Report on Form 10-Q.
•The Company recognized a $1.3 million gain that arises from the mark-to-market of its earnout liability that was driven by a significant increase in the expected volatility over the remaining term of the instruments based on current market information and the decrease in the Company’s share price.

Other income (expense) were $(4.0) million during the three months ended September 30, 2023 driven by the following:
•Foreign currency exchange loss was $3.9 million driven by exchange rate changes associated with transactions denominated in a currency other than our or our subsidiary’s functional currencies.
•The Company recognized a $1.3 million loss that arises from the mark-to-market of its earnout liability that was driven by a decrease in the Company’s share price.
•The Company recognized a $1.4 million gain on investment and interest income driven by realized gains on short-term investments.

Nine Months Ended September 30, 2024 and 2023

We generated $10.4 million of revenue for the nine months ended September 30, 2024, a majority of which is from FCET sales in Australia, China and the U.S. The majority of the FCET sales relate to vehicle deployments that occurred in periods prior to the nine months ended September 30, 2024. We did not generate any revenue for the nine months ended September 30, 2023.

Operating expenses for the nine months ended September 30, 2024 were $134.6 million compared to $145.2 million for the nine months ended September 30, 2023.

Cost of revenue for the nine months ended September 30, 2024 totaled $26.5 million primarily related to $18.5 million in inventory write-downs and $7.4 million in direct materials, labor costs and estimated warranty costs associated with FCET sales in Australia and the U.S. Costs associated with China FCET sales were recognized in prior periods. Cost of revenue for the nine months ended September 30, 2023 totaled $6.5 million primarily related to cost provisions accrued for customer contract activities and inventory write-downs in Europe.

Research and development expenses were $28.7 million and $32.8 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease was primarily due to $5.7 million in lower material costs used in research and development. The decrease was partially offset by an increase of $1.6 million in higher personnel costs primarily related to higher stock-compensation expense, which were incurred in order to enhance our research and development expertise in vehicle design, vehicle software, fuel cell systems, and electric powertrain.

Selling, general, and administrative expenses were $76.7 million and $101.0 million for the nine months ended September 30, 2024 and 2023, respectively. Selling, general, and administrative expenses for the nine months ended September 30, 2024 includes an $11.2 million impairment charge related to our long-lived assets. See Note 7. Property, Plant, and Equipment, net in the accompanying unaudited interim consolidated financial statements of this Quarterly Report on Form 10-Q. Excluding the impairment charge Selling, general, and administrative expenses declined by $34.9 million compared to the year ago period driven by a $25.0 million SEC penalty that was recognized in the prior year and the benefit of lower legal and professional fees in 2024 partially offset by higher stock-based compensation and the impact of a write-down of certain supplier deposits that are not expected to be recovered.

Restructuring and related charges were $4.8 million and $4.9 million for the nine months ended September 30, 2024 and 2023, respectively. The impairment charges associated with restructuring efforts were comparable year over year. See Note 4. Restructuring and Related Charges in the accompanying unaudited interim consolidated financial statements of this Quarterly Report on Form 10-Q.

The Company recognized a $2.1 million gain on lease termination during the nine months ended September 30, 2024 related to our European business. The European business is being liquidated and the gain reflects a cash-free settlement with the landlord of its primary facility, which was closed subsequent to September 30, 2024. See Note 4. Restructuring and Related Charges in the accompanying unaudited interim consolidated financial statements of this Quarterly Report on Form 10-Q.

Other income (expense) were $(2.2) million during the nine months ended September 30, 2024 driven by the following:
•The Company recognized $9.1 million of impairment charges related to its investments in Raven. See Note 9. Investments in Equity Securities and Note 10. Equity Method Investments in the accompanying unaudited interim consolidated financial statements of this Quarterly Report on Form 10-Q.
•The Company recognized a $2.6 million gain on the deconsolidation of our Australian business. The gain is a consequence of our loss of financial control over the Australian business during the third quarter and reflects the excess of liabilities over assets at the time of the deconsolidation. The Australian business is being liquidated under the authority of an insolvency administrator. See Note 4. Restructuring and Related Charges in the accompanying unaudited interim consolidated financial statements of this Quarterly Report on Form 10-Q.
•The Company recognized a $1.7 million gain on disposal of auctioned assets related to our European business. The European business is being liquidated and the gain reflects the sale of substantially all of its remaining assets. See Note 4. Restructuring and Related Charges in the accompanying unaudited interim consolidated financial statements of this Quarterly Report on Form 10-Q.
•The Company recognized a $2.5 million gain on investment and interest income driven by realized gains on short-term investments and interest income on our cash and cash equivalents.
•The Company recognized a $1.7 million gain that arises from the mark-to-market of its earnout liability that was driven by a significant increase in the expected volatility over the remaining term of the instruments based on current market information and the decrease in the Company’s share price.

Other income (expense) were $10.6 million during the nine months ended September 30, 2023 driven by the following:
•The Company recognized a $6.5 million gain on investment and interest income driven by realized gains on short-term investments.
•The Company recognized a $6.0 million gain that arises from the mark-to-market of its earnout liability that was driven by a decrease in the Company’s share price.
•Foreign currency exchange loss was $2.4 million driven by exchange rate changes associated with transactions denominated in a currency other than our or our subsidiary’s functional currencies.

Liquidity and Going Concern

The unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared by management in accordance with U.S. GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Such unaudited interim consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties described below.

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

The Company incurred net losses of $126.4 million and $134.6 million for the nine months ended September 30, 2024 and 2023, respectively. Net cash used in operating activities was $88.0 million and $112.1 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had $30.4 million in unrestricted cash and cash equivalents, and positive net working capital of $18.3 million.

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

In order to reduce the cash used in operating activities, the Company implemented certain cost savings initiatives, including a restructuring plan in July 2023, as further discussed in our Annual Report filed on Form 10-K for the year ended December 31, 2023. Additionally, in June 2024, the Company announced that it had started realigning its strategic priorities to focus on the Company’s North American Class 8 and refuse truck markets. As a part of these efforts, the Company announced in July 2024 that it would wind down its operations in the Netherlands and Australia. While these plans are anticipated to reduce near term cash outflows when compared to prior periods, the Company’s continued existence is primarily dependent upon its ability to obtain additional financing. During the quarter ended September 30, 2024 the Company (a) raised $3.8 million net of fees and commissions under a registered direct offering and (b) began making sales pursuant to an “at the market” equity offering program under which the Company has raised $4.8 million net of commissions through October 31, 2024 (see Note 15. Stockholders' Equity, in the accompanying unaudited interim consolidated financial statements of this Quarterly Report on Form 10-Q). The Company’s business will require significant additional funding to execute its long-term business plans notwithstanding its requirements for additional current funding. If the Company fails to raise additional funding in time or in a sufficient amount to meet its requirements, the Company may be required or compelled to pursue additional restructuring initiatives to preserve cash, working capital, and optionality, including pursuing bankruptcy protection or other in-court relief.

The Company plans to continue to improve its liquidity through a combination of equity and/or debt financing, alliances or other partnership agreements with entities interested in our technologies, and the liquidation of certain inventory balances. If the Company raises funds in the future by issuing equity securities, dilution to stockholders will occur and may be substantial. During the quarter ended September 30, 2024 the Company increased the number of shares of its authorized Class A common stock to 20,000,000 and at the time of this filing is seeking shareholder approval to increase the number of shares of its authorized Class A common stock to 120,000,000. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of common stockholders. If the Company raises funds in the future by issuing debt securities, these debt securities could have rights, preferences, and privileges senior to those of common stockholders. The terms of any debt securities or borrowings could impose significant restrictions on the Company’s operations. The capital markets have experienced in the past, and may experience in the future, periods of uncertainty that could impact the availability and cost of equity and debt financing. In addition, federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will continue to impact the cost of debt financing.

There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s ongoing operations, working capital requirements, and/or fuel cell technology advancement. If the Company cannot raise additional funds when needed or on acceptable terms, the financial condition, business, prospects, and results of operations could be materially adversely affected, and we may be required to pursue bankruptcy protection or other in-court relief. In addition, the Company is subject to, and may become a party to, a variety of litigation, other claims, suits, indemnity demands, regulatory actions, and government investigations and inquiries in the ordinary course of business. The outcome of litigation and other legal proceedings, including the other claims described under Legal Proceedings in Note 13. Commitments and Contingencies, in the accompanying unaudited interim consolidated financial statements of this Quarterly Report on Form 10-Q, are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us, which may not be covered in full or in part by insurance.

Liquidity Requirements

Substantially all of our recent uses of cash have been to fund our operations. Our future capital requirements depend on many factors, including but not limited to securing commercial contracts, achieving profitability on such contracts, incurring working capital associated with such contracts, the timing and the amount of cash received from customers, capital expenditures associated with capacity expansion, and the continuing market adoption of our products. Our business requires significant funding in the near term to sustain operations and we will require significant additional funding thereafter to execute our long-term business plans.

Given the challenging capital market environment that exists today, we implemented certain cost savings initiatives, particularly, in July 2023, the board of directors approved a restructuring program and, in July 2024, the Company began realigning its strategic priorities so as to focus on the Company’s core North American markets and the refuse industry. While our plans are to reduce near term cash outflows when compared to prior periods, our continued existence is primarily dependent upon our ability to obtain additional financing. The timing and magnitude of such required financing will be influenced by our ability to attain and maintain profitable operations in the future and to generate sufficient operating cash flow to meet our obligations on a timely basis. However, actual results could vary materially and negatively as a result of a number of factors, including but not limited to:
•the scope, progress, results, costs, timing and outcomes of the commercial development of our FCET customer pipeline and conversion to contracts and deliveries;
•the timely assembly of, delivery to customers, and performance of our FCETs and 200kW single stack fuel cell systems for purposes of revenue recognition and expanding contracted revenue pipeline with customers;
•our ability to manage and contain the costs of manufacturing and servicing the FCETs;
•revenue received from sales of our FCETs and 200kW single stack fuel cell systems, and providing upfit services;
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
•the costs of additional general and administrative personnel, including accounting and finance, legal and human resources, as well as costs related to litigation, investigations, or settlements; and
•other risks discussed in our 2023 Annual Report filed on Form 10-K in the section entitled "Risk Factors" and in subsequent reports that we file with the SEC, including this Form 10-Q for the quarter ended September 30, 2024.

Cash Flows
The following table is summarized from our unaudited interim Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(87,969)	$(112,072)
Net cash provided by investing activities	2,101	162,381
Net cash provided by (used in) financing activities	2,636	(371)

Cash Flows for Nine Months Ended September 30, 2024 and September 30, 2023

Cash Flows from Operating Activities

Net cash used in operating activities was $88.0 million for the nine months ended September 30, 2024, as compared to $112.1 million for the nine months ended September 30, 2023. The cash flows used in operating activities for the nine months ended September 30, 2024 was primarily driven by a net loss of $126.4 million and adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash charges and expense primarily consisted of $18.5 million for the write-down of inventory, $11.2 million impairment of property and equipment, $9.8 million of stock-based compensation expense, $2.8 million in depreciation and amortization, $1.3 million in restructuring and related charges, partially offset by a $4.3 million gain on the deconsolidation of a subsidiary, net of cash disposed, and the change in estimated fair value of earnout liability of $1.7 million. Changes in operating assets and liabilities were primarily driven by decreases of $7.0 million in contract liabilities, $6.7 million in accrued liabilities, $2.5 million in prepaid expenses, $2.2 million in inventory balances, and $1.6 million in unbilled receivables and increases of $0.6 million in related party payables,net and $0.4 million in accounts payable.

Net cash used in operating activities was $112.1 million for the nine months ended September 30, 2023. The cash flows used in operating activities for the nine months ended September 30, 2023 was primarily driven by a net loss of $134.6 million and adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash charges and expense primarily consisted of $5.1 million of stock-based compensation expense, $4.9 million in restructuring and related charges, $4.8 million for the write-down of inventory, $3.2 million in depreciation and amortization, and $2.1 million in write-down of property and equipment, and $2.1 million in foreign currency transaction loss. Non-cash charges and expense were partially offset by non-cash gain adjustments that consisted of the change in estimated fair value of earnout liability of $6.0 million, accretion of discount on available-for-sale debt securities of $1.5 million, and the change in estimated fair value of the private placement warrant liability of $0.6 million. Changes in operating assets and liabilities were primarily driven by increases of $16.3 million in other liabilities, $9.4 million in inventory balances, $6.0 million in net related party payables, $3.1 million in contract liabilities, and $0.3 million in accounts receivable and decreases of $9.2 million in accounts payable, $4.1 million in prepaid expenses and other current assets, $2.8 million in accrued liabilities, and $0.3 million in other assets.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.1 million for the nine months ended September 30, 2024, as compared to $162.4 million of cash provided by investing activities for the nine months ended September 30, 2023. The cash flows used in investing activities for the nine months ended September 30, 2024 were primarily driven by $30.0 million of proceeds from maturities of short-term investments, $5.0 million of net proceeds from sale of the Rochester facility and other auctioned assets, offset by $30.0 million cash paid to purchase short-term investments and $2.9 million cash paid for property and equipment.

The cash flows provided by investing activities for the nine months ended September 30, 2023 were primarily driven by $134.9 million of proceeds from maturities of short-term investments and $50.0 million of proceeds from the sale of short-term investments, offset by $16.6 million cash paid to purchase short-term investments and $6.0 million cash paid for property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.6 million for the nine months ended September 30, 2024, as compared to net cash used in financing activities of $0.4 million for the nine months ended September 30, 2023. The cash flows provided by financing activities for the nine months ended September 30, 2024 were driven by $3.8 million of net proceeds from our registered direct offering partially offset by $1.2 million related to the net share settlement of equity awards.

The cash flows used in financing activities for the nine months ended September 30, 2023 were driven primarily by $0.2 million payment towards the finance lease liability and $0.2 million for the net share settlement of equity awards.

Contractual Obligations and Commitments

For the nine months ended September 30, 2024, there were no material changes outside the ordinary course of business within the Contractual Obligations table as previously disclosed in our Annual Report filed on Form 10-K for the year ended December 31, 2023.

Critical Accounting Policies and Estimates

There have been no substantial changes to these estimates, or the policies related to them for the nine months ended September 30, 2024. For a full discussion of these estimates and policies, see "Critical Accounting Policies and Estimates" in Item 7 of our Annual Report filed on Form 10-K for the year ended December 31, 2023.

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

Our Chief Executive Officer and Chief Financial Officer, in coordination with Company senior management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024 our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

In light of the material weaknesses described below, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the ineffectiveness of our disclosure controls and procedures as well as material weaknesses in our internal control over financial reporting as of September 30, 2024, the unaudited interim consolidated financial statements for the periods covered by and included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with U.S. generally accepted accounting principles.

(b) Material Weaknesses in Internal Control over Financial Reporting

Our management concluded that the following material weaknesses in internal control over financial reporting as disclosed in our Annual Report filed on Form 10-K for the year ended December 31, 2023 are not fully remediated as of September 30, 2024:

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

(d) Changes in Internal Control over Financial Reporting

Except for the remediation efforts related to the material weakness described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

We may be unable to comply with the applicable continued listing requirements of The Nasdaq Capital Market.

Our Class A common stock is currently listed on The Nasdaq Capital Market. In order to maintain the listing of our Class A common stock on the Nasdaq Capital Market, we must satisfy minimum financial and other continued listing requirements and standards, including a minimum closing bid price requirement for our Class A common stock of $1.00 per share.

We have recently failed to comply with Nasdaq’s minimum bid price requirement. On January 23, 2024, we received a letter from The Nasdaq Stock Market LLC advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our Class A common stock had closed below the $1.00 per share minimum price required for continued listing on The Nasdaq Global Select Market. Our Class A common stock did not meet the $1.00 minimum bid price for a minimum of 10 consecutive trading days within the 180-day period following the date of the letter. Therefore, we requested and were granted an additional 180-day period to regain compliance with the minimum closing bid price requirement after transferring our listing from The Nasdaq Global Select Market to The Nasdaq Capital Market. At our 2024 annual meeting of stockholders, our stockholders approved a reverse split of our Class A common stock. Effective September 11, 2024, we effected a reverse split of our outstanding Class A common stock at a ratio of 1-for-50 and we subsequently regained compliance with the minimum bid price requirement. There can be no assurance that we will be able to maintain compliance with the $1.00 minimum bid price requirement or continuously satisfy Nasdaq's other continued listing standards in the future. If we are ultimately not able to maintain or timely regain compliance with Nasdaq’s continued listing requirements, our Class A common stock will be subject to delisting. In the event that our Class A common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our Class A common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for our Class A common stock and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our Class A common stock to decline further.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

There were no sales of equity securities for the nine months ended September 30, 2024 that were not registered under the Securities Act.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the quarter ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Company, as amended
3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on September 24, 2024)
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 19, 2024)
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

10.3	Form of Retention Incentive Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 19, 2024)#
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Hyzon Motors Inc.

Date: November 14, 2024	By:	/s/ Parker Meeks
	Name:	Parker Meeks
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Stephen Weiland
	Name:	Stephen Weiland
	Title:	Chief Financial Officer (Principal Financial Officer)